Form 10-Q
period 1996-03-31
SMITH BARNEY DIVERSIFIED FUTURES FUND LP
filed 1996-05-15
CIK 911503

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                 (X) QUARTERLY REPORT UNDER SECTION 13 or 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

               OR ( ) TRANSITION REPORT UNDER SECTION 13 or 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter ended March 31, 1996

Commission File Number 33-75056

            SMITH BARNEY DIVERSIFIED FUTURES FUND L.P.
             (Exact name of registrant as specified in its charter)

          Delaware                                              13-3729162
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)


                    c/o Smith Barney Futures Management Inc.
                           390 Greenwich St. - 1st Fl.
                            New York, New York 10013
              (Address and Zip Code of principal executive offices)


                                 (212) 723-5424
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                    Yes   X    No
                                        ----      ----

                   SMITH BARNEY DIVERSIFIED FUTURES FUND L.P.
                                    FORM 10-Q
                                      INDEX


                                                                                 Page
                                                                                Number

PART I - Financial Information:

                  Item 1.     Financial Statements:

                              Statements of Financial Condition at
                              March 31, 1996 and December 31,
                              1995.                                               3

                              Statements of Income and Expenses and
                              Partners' Capital for the three months
                              ended March 31, 1996 and 1995.                      4

                              Notes to Financial Statements                     5 - 6

                  Item 2.     Management's Discussion and Analysis
                              of Financial Condition and Results of
                              Operations                                        7 - 8

PART II - Other Information                                                       9

                                     PART I

                          Item 1. Financial Statements


                   SMITH BARNEY DIVERSIFIED FUTURES FUND L.P.
                        STATEMENTS OF FINANCIAL CONDITION


                                                           MARCH 31,   DECEMBER 31,
                                                            1996           1995
                                                         ------------  ------------
                ASSETS                                   (Unaudited)
Equity in commodity futures trading account:
  Cash and cash equivalents                              $168,885,828  $181,687,559

  Net unrealized appreciation on open futures contracts    10,119,701    18,951,551

  Commodity options owned, at market
   value (cost $5,360)                                                        5,520
                                                         ------------  ------------

                                                          179,005,529   200,644,630

Interest receivable                                           592,142       675,035
                                                         ------------  ------------

                                                         $179,597,671  $201,319,665
                                                         ============  ============


  LIABILITIES AND PARTNERS' CAPITAL

Liabilities:

 Accrued expenses:
  Commissions                                            $    836,650  $    940,399
  Management fees                                             401,629       447,124
  Other                                                       131,279       107,357
  Redemptions payable                                       5,833,732     5,631,797
  Commodity options written, at market
    value (premiums received $2,400)                                          2,560
                                                         ------------  ------------
                                                            7,203,290     7,129,237
                                                         ------------  ------------
Partners' Capital

General Partner, 2,048.9308 Unit
  equivalents outstanding
  in 1996 and 1995                                          2,096,548     2,236,736
Limited Partners, 166,430.4618 and
  175,835.9644 Units of Limited Partnership
  Interest outstanding in 1996 and 1995,
  respectively                                            170,297,833   191,953,692
                                                         ------------  ------------

                                                          172,394,381   194,190,428
                                                         ------------  ------------

                                                         $179,597,671  $201,319,665
                                                         ============  ============

See Notes to Financial Statements.

                   SMITH BARNEY DIVERSIFIED FUTURES FUND L.P.
             STATEMENTS OF INCOME AND EXPENSES AND PARTNERS' CAPITAL
                                   (UNAUDITED)


                                                              THREE - MONTHS              THREE - MONTHS
                                                                  ENDED                        ENDED
                                                                MARCH 31,                    MARCH 31,
                                                                  1996                         1995
                                                              ------------                 ------------
Income:
  Net gains (losses) on trading of commodity futures:
    Realized gains (losses) on closed positions                 $ (842,886)                $ 17,910,950
    Change in unrealized gains/losses  on open positions        (8,831,850)                   1,536,489
                                                              ------------                 ------------

                                                                (9,674,736)                  19,447,439
Less, brokerage commissions and clearing fees
  ($122,902  and  $122,320,  respectively)                      (2,897,381)                  (2,862,837)
                                                              ------------                 ------------

  Net realized and unrealized gains (losses)                   (12,572,117)                  16,584,602


  Interest income                                                1,753,386                    1,808,529
                                                              ------------                 ------------

                                                               (10,818,731)                  18,393,131
                                                              ------------                 ------------

Expenses:

  Management fees                                                1,217,311                    1,292,969
  Other  expense                                                    88,619                       56,977
  Incentive fees                                                                              1,429,958
                                                              ------------                 ------------

                                                                 1,305,930                    2,779,904
                                                              ------------                 ------------

  Net income (loss)                                            (12,124,661)                  15,613,227

Sale of Additional Limited Partnership Interest                  2,035,483                    6,541,995
Redemption of Limited Partnership Interest                     (11,706,869)                 (17,386,211)
Redemption of General Partner's Interest                                                        (60,045)
                                                              ------------                 ------------

Net increase  (decrease) in Partners' capital                  (21,796,047)                   4,708,966

Partners' capital, beginning of period                         194,190,428                  179,260,521
                                                              ------------                 ------------
Partners' capital, end of period                              $172,394,381                 $183,969,487
                                                              ============                 ============



Net asset value per Unit
  ( 168,479.3926  and 174,555.9245 Units outstanding
   at March 31, 1996 and 1995, respectively)                  $   1,023.24                 $   1,053.93
                                                              ============                 ============
Net income (loss) per Unit of Limited Partnership
  Interest and General Partnership Unit equivalent            $     (68.42)                $      86.87
                                                              ============                 ============


See Notes to Financial Statements.

                   SMITH BARNEY DIVERSIFIED FUTURES FUND L.P.
                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 1996
                                   (Unaudited)

General

       Smith Barney Diversified Futures Fund L.P. (the "Partnership") is a limited partnership organized under the laws of the State of New York, on August 13, 1993 to engage in the speculative trading of a diversified portfolio of commodity interests including futures contracts, options and forward contracts. The commodity interests that are traded by the Partnership are volatile and involve a high degree of market risk. The Partnership commenced trading operations on January 12, 1994.

       Smith Barney Futures Management Inc. acts as the general partner (the "General Partner") of the Partnership. Smith Barney Inc. ("SB"), an affiliate of the General Partner, acts as commodity broker for the Partnership. All trading decisions are made for the Partnership by Campbell & Company, Inc., John W. Henry & Co., Hyman Beck & Company Inc., Chesapeake Capital Corp., Abraham Trading Company and Rabar Market Research (collectively, the "Advisors").

       The accompanying financial statements are unaudited but, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Partnership's financial condition at March 31, 1996 and the results of its operations for the three months ended March 31, 1996 and 1995. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. It is suggested that these financial statements be read in conjunction with the financial statements and notes included in the Partnership's annual report on Form 10-K filed with Securities and Exchange Commission for the year ended December 31, 1995.

       Due to the nature of commodity trading, the results of operations for the interim periods presented should not be considered indicative of the results that may be expected for the entire year.

                   SMITH BARNEY DIVERSIFIED FUTURES FUND L.P.
                          NOTES TO FINANCIAL STATEMENTS
                                   (continued)


Net Asset Value Per Unit

       Changes in net asset value per Unit for the three months ended March 31, 1996 and 1995 were as follows:


                                          THREE MONTHS ENDED
                                               MARCH 31,
                                      -------------------------
                                      1996                 1995
                                      ----                 ----

Net realized and unrealized
 gains (losses)                      $  (70.97)            $   92.22
Interest income                           9.94                  9.76
Expenses                                 (7.39)               (15.11)
                                     ---------             ---------

Increase (decrease) for period          (68.42)                86.87


Net Asset Value per Unit,
 beginning of period                  1,091.66                967.06
                                     ---------             ---------

Net Asset Value per Unit,
 end of period                       $1,023.24             $1,053.93
                                     =========             =========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

        The Partnership does not engage in the sale of goods or services. Its only assets are its equity in its commodity futures trading account, consisting of cash and cash equivalents, net unrealized appreciation (depreciation) on open futures contracts and interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership. While substantial losses could lead to a decrease in liquidity, no such losses occurred during the first quarter of 1996.

        The Partnership is party to financial instruments with offbalance sheet risk, including derivative financial instruments and derivative commodity instruments, in the normal course of its business. These financial instruments include forwards, futures and options, whose value is based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash flows, or to purchase or sell other financial instruments at specified terms at specified future dates. Each of these instruments is subject to various risks similar to those relating to the underlying financial instruments including market and credit risk. The General Partner monitors and controls the Partnership's risk exposure on a daily basis through financial, credit and risk management monitoring systems and, accordingly believes that it has effective procedures for evaluating and limiting the credit and market risks to which the Partnership is subject.

   The Partnership's capital consists of the capital contributions of the partners as increased or decreased by gains or losses on commodity futures trading, expenses, interest income, additions and redemptions of Units and distributions of profits, if any.

        For the three months ended March 31, 1996 Partnership capital decreased 11.2% from $194,190,428 to $172,394,381. This decrease was attributable to net loss from operations of $12,124,661 and net redemptions of 11,310.7826 units totaling $11,706,869 which was partially offset by additional sales of 1,905.2800 units totaling $2,035,483.

Results of Operations

        During the Partnership's first quarter of 1996, the net asset value per Unit decreased 6.3% from $1,091.66 to $1,023.24 as compared to an increase of 9.0% in the first quarter of 1995. The

Partnership experienced a net trading loss before commissions and expenses in the first quarter of 1996 of $9,674,736. Losses were recognized in the trading of commodity futures in precious metals, stock indices, agricultural products and energy products. These losses were partially offset by gains recognized in the trading of currencies and interest rates. The Partnership experienced a net trading gain before commissions and expenses in the first quarter of 1995 of $19,447,439. These gains were primarily attributable to the trading of commodity futures in precious metals, foreign currencies, stock indices and agricultural products and were partially offset by losses realized in energy products.

        Commodity futures markets are highly volatile. Broad price fluctuations and rapid inflation increase the risks involved in commodity trading, but also increase the possibility of profit. The profitability of the Partnership depends on the existence of major price trends and the ability of the Advisors to identify correctly those price trends. These price trends are influenced by, among other things, changing supply and demand relationships, weather, governmental, agricultural, commercial and trade programs and policies, national and international political and economic events and changes in interest rates. To the extent that market trends exist and the Advisors are able to identify them, the Partnership expects to increase capital through operations.

        Interest income on 80% of the Partnership's daily equity maintained in cash was earned on the monthly average 30-day U.S. Treasury Bill Yield. Interest income for the three months ended March 31, 1996 decreased by $55,143 as compared to the corresponding period in 1995. The decrease in interest income is primarily due to a decrease in interest rates during the three months ended March 31, 1996 as compared to the corresponding period in 1995.

        Brokerage commissions are calculated on the Partnership's net asset value as of the last day of each month and, therefore, vary according to trading performance, subscriptions and redemptions. Commissions for the three months ended March 31, 1996 increased by $34,544 as compared to the corresponding period in 1995.

        Management fees are calculated on the portion of the Partnership's net asset value allocated to each Advisor at the end of the month and, therefore, are affected by trading performance, subscriptions and redemptions. Management fees for the three months ended March 31, 1996 decreased by $75,658 as compared to the corresponding period in 1995.

        Incentive fees are based on the new appreciation generated by each Advisor at the end of the quarter, as defined in the advisory agreements between the Partnership, the General Partner and each Advisor. No incentive fees were earned for the three months ended March 31, 1996. Trading performance for the three months ended March 31, 1995 resulted in incentive fees of $1,429,958.

                            PART II OTHER INFORMATION



Item 1.           Legal Proceedings - None

Item 2.           Changes in Securities - None

Item 3.           Defaults Upon Senior Securities - None

Item 4.           Submission of Matters to a Vote of Security Holders -
         None

Item 5.           Other Information - None

Item 6.           (a) Exhibits - None

         (b) Reports on Form 8-K - None

                                   SIGNATURES
         Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SMITH BARNEY DIVERSIFIED FUTURES FUND L.P.


By:      Smith Barney Futures Management Inc.
   ----------------------------------------------
         (General Partner)

By:      /s/ David J. Vogel, President
   ----------------------------------------------
         David J. Vogel, President

Date:            5/10/96
     ------------------------

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:      Smith Barney Futures Management Inc.
   ----------------------------------------------
         (General Partner)


By:      /s/ David J. Vogel, President
   ----------------------------------------------
         David J. Vogel, President


Date:            5/10/96
     ------------------------

By      /s/ Daniel A. Dantuono
   ----------------------------------------------
        Daniel A. Dantuono
        Chief Financial Officer and
        Treasurer

Date:           5/10/96
     ------------------------

                                EXHIBIT INDEX
                                -------------

Exhibit
  No.           Description
- -------         -----------

  27            Financial Data Schedule