Form 10-Q
period 1996-06-30
SMITH BARNEY DIVERSIFIED FUTURES FUND LP
filed 1996-08-14
CIK 911503

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                 (X) QUARTERLY REPORT UNDER SECTION 13 or 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

               OR ( ) TRANSITION REPORT UNDER SECTION 13 or 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter ended June 30, 1996

Commission File Number 33-75056

            SMITH BARNEY DIVERSIFIED FUTURES FUND L.P.
            (Exact name of registrant as specified in its charter)

      New York                                13-3729162
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


                                                                         Page
                                                                        Number

PART I - Financial Information:

            Item 1.     Financial Statements:

                        Statements of Financial Condition at
                        June 30, 1996 and December 31, 1995                3

                        Statements of Income and Expenses and
                        Partners' Capital for the three and
                        six months ended June 30, 1996 and
                        1995.                                              4

                        Notes to Financial Statements                    5 - 8

            Item 2.     Management's Discussion and Analysis
                        of Financial Condition and Results of
                        Operations                                       9 - 10

PART II - Other Information                                                11

                                     PART I

                          Item 1. Financial Statements


                   SMITH BARNEY DIVERSIFIED FUTURES FUND L.P.
                        STATEMENTS OF FINANCIAL CONDITION



                                                     JUNE 30,      DECEMBER 31,
                                                       1996           1995
ASSETS
                                                 ---------------  --------------
                                                   (Unaudited)

Equity in commodity futures trading account:
  Cash and cash equivalents                          $165,290,531   $181,687,564

  Net unrealized appreciation on  open futures
   contracts                                            7,857,881     18,951,546

  Commodity options owned, at market
   value (cost $5,850 and 5,360, respectively)              6,750          5,520
                                                     ------------   ------------

                                                      173,155,162    200,644,630

Interest receivable                                       530,925        675,035
                                                     ------------   ------------

                                                     $173,686,087   $201,319,665
                                                     ============   ============


LIABILITIES AND PARTNERS' CAPITAL

Liabilities:

 Accrued expenses:
  Commissions                                        $    749,381   $    940,399
  Management fees                                         366,248        447,124
  Incentive fees                                          446,772           --
  Other                                                    89,123        107,357
  Redemptions payable                                   7,194,367      5,631,797
  Commodity options written, at market
    value (premiums received $2,400)                         --            2,560
                                                     ------------   ------------

                                                        8,845,891      7,129,237
Partners' Capital

General Partner, 2,048.9308 Unit
  equivalents outstanding in 1996 and 1995              2,171,068      2,236,736
Limited Partners, 153,517.9054 and
  175,835.9644 Units of Limited Partnership
  Interest outstanding in 1996 and 1995,
  respectively                                        162,669,128    191,953,692
                                                     ------------   ------------

                                                      164,840,196    194,190,428
                                                     ------------   ------------

                                                     $173,686,087   $201,319,665
                                                     ============   ============

See Notes to Financial Statements.

                   SMITH BARNEY DIVERSIFIED FUTURES FUND L.P.
             STATEMENTS OF INCOME AND EXPENSES AND PARTNERS' CAPITAL
                                   (UNAUDITED)




                                                           THREE-MONTHS     THREE-MONTHS       SIX-MONTHS      SIX-MONTHS
                                                               ENDED           ENDED              ENDED           ENDED
                                                              JUNE 30,        JUNE 30,           JUNE 30,        JUNE 30,
                                                               1996            1995               1996            1995
                                                          --------------   --------------    --------------   --------------
Income:
  Net gains on trading of commodity futures:
    Realized gains  on closed positions                    $  11,020,258    $  35,253,771    $  10,177,362    $  53,164,721
    Change in unrealized gains/losses  on open positions      (2,260,925)     (16,874,635)     (11,092,765)     (15,338,146)

                                                           -------------    -------------    -------------    -------------

                                                               8,759,333       18,379,136         (915,403)      37,826,575
Less, brokerage commissions and clearing fees
  ( $96,741,  $101,857, $219,643  and  $224,177,              (2,677,183)      (3,046,249)      (5,574,564)      (5,909,086)
   respectively)
                                                           -------------    -------------    -------------    -------------


  Net realized and unrealized gains (losses)                   6,082,150       15,332,887       (6,489,967)      31,917,489

  Interest income                                              1,710,394        2,203,259        3,463,780        4,011,788

                                                           -------------    -------------    -------------    -------------

                                                               7,792,544       17,536,146       (3,026,187)      35,929,277

                                                           -------------    -------------    -------------    -------------
Expenses:
  Management fees                                              1,158,733        1,305,593        2,376,044        2,598,562
  Incentive fees                                                 446,772        2,506,841          446,772        3,936,799
  Other  expense                                                  66,353           88,998          154,972          145,975

                                                           -------------    -------------    -------------    -------------

                                                               1,671,858        3,901,432        2,977,788        6,681,336

                                                           -------------    -------------    -------------    -------------

  Net income (loss)                                            6,120,686       13,634,714       (6,003,975)      29,247,941


Sale of Additional Limited Partnership Interest                     --          8,824,041        2,035,483       15,366,036
Redemption of Limited Partnership Interest                   (13,674,871)     (11,100,995)     (25,381,740)     (28,487,206)
Redemption of General Partner's Interest                            --               --               --            (60,045)

                                                           -------------    -------------    -------------    -------------

Net increase  (decrease) in Partners' capital                 (7,554,185)      11,357,760      (29,350,232)      16,066,726

Partners' capital, beginning of period                       172,394,381      183,969,487      194,190,428      179,260,521
                                                           -------------    -------------    -------------    -------------

Partners' capital, end of period                           $ 164,840,196    $ 195,327,247    $ 164,840,196    $ 195,327,247

                                                           =============    =============    =============    =============
Net asset value per Unit
  ( 155,566.8362 and 172,626.2816  Units outstanding
   at June 30, 1996 and 1995, respectively)                $    1,059.61    $    1,131.50    $    1,059.61    $    1,131.50

                                                           =============    =============    =============    =============
Net income (loss) per Unit of Limited Partnership
   Interest and General Partnership Unit equivalent        $       36.37    $       77.57    $      (32.05)   $      164.44

                                                           =============    =============    =============    =============

See Notes to Financial Statements.

                  SMITH BARNEY DIVERSIFIED FUTURES FUND L.P.
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 1996
                                   (Unaudited)

1. General:

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

     The accompanying financial statements are unaudited but, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Partnership's financial condition at June 30, 1996 and the results of its operations for the three and six months ended June 30, 1996 and 1995. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. It is suggested that these financial statements be read in conjunction with the financial statements and notes included in the Partnership's annual report on Form 10-K filed with Securities and Exchange Commission for the year ended December 31, 1995.

     Due to the nature of commodity trading, the results of operations for the interim periods presented should not be considered indicative of the results that may be expected for the entire year.

                    SMITH BARNEY DIVERSIFIED FUTURES FUND L.P.
                          NOTES TO FINANCIAL STATEMENTS
                                   (continued)


2. Net Asset Value Per Unit:

     Changes in net asset value per Unit for the three and six months ended June 30, 1996 and 1995, were as follows:

                                   THREE-MONTHS ENDED        SIX-MONTHS ENDED
                                       JUNE  30,                 JUNE 30,
                                   1996         1995         1996        1995
                                   ----         ----         ----        ----
Net realized and unrealized
 gains (losses)                $   36.12    $   87.23    $  (34.85)   $  179.45
Interest income                    10.32        12.58        20.26        22.34
Expenses                          (10.07)      (22.24)      (17.46)      (37.35)
                               ---------    ---------    ---------    ---------

Increase (decrease) for
 period                            36.37        77.57       (32.05)      164.44

Net Asset Value per Unit,
  beginning of period           1,023.24     1,053.93     1,091.66       967.06
                               ---------    ---------    ---------    ---------


Net Asset Value per Unit,
  end of period                $1,059.61    $1,131.50    $1,059.61    $1,131.50
                               =========    =========    =========    =========


3. Trading Activities:

     The Partnership was formed for the purpose of trading contracts in a variety of commodity interests, including derivative financial instruments and derivative commodity instruments. The results of the Partnership's trading activity are shown in the statements of income and expenses.

     The Customer Agreement between the Partnership and SB gives the Partnership the legal right to net unrealized gains and losses.

     All of the commodity interests owned by the Partnership are held for trading purposes. The fair value of these commodity interests, including options thereon, at June 30, 1996 was $7,864,631 and the average fair value during the six months then ended, based on monthly calculation, was $11,930,160.

4. Financial Instrument Risk:

     The Partnership is party to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments, in the normal course of its business. These financial instruments include forwards, futures and options, whose value is based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash flows, to purchase or sell other financial instruments at specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash or with another financial instrument. These instruments may be traded on an exchange or over-the-counter ("OTC"). Exchange traded instruments are standardized and include futures and certain option contracts. OTC contracts are negotiated between contracting parties and include forwards and certain options. Each of these instruments is subject to various risks similar to those related to the underlying financial instruments including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange traded instruments because of the greater risk of default by the counterparty to an OTC contract.

     Market risk is the potential for changes in the value of the financial instruments traded by the Partnership due to market changes, including interest and foreign exchange rate movements and fluctuations in commodity or security prices. Market risk is directly impacted by the volatility and liquidity in the markets in which the related underlying assets are traded.

     Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. Credit risk with respect to exchange traded instruments is reduced to the extent that an exchange or clearing organization acts as a counterparty to the transactions. The Partnership's risk of loss in the event of counterparty default is typically limited to the amounts recognized in the statement of financial condition and not represented by the contract or notional amounts of the instruments. The Partnership has concentration risk because the sole counterparty or broker with respect to the Partnership's assets is SB.

     The General Partner monitors and controls the Partnership's risk exposure on a daily basis through financial, credit and risk management monitoring systems and, accordingly believes that it has effective procedures for evaluating and limiting the credit and market risks to which the Partnership is subject. These monitoring systems allow the General Partner to statistically analyze actual trading results with risk adjusted performance indicators and correlation statistics. In addition, on-line monitoring systems provide account analysis of futures, forwards and options positions by sector, margin requirements, gain and loss transactions and collateral positions.

     The notional or contractual amounts of these instruments, while not recorded in the financial statements, reflect the extent of the Partnership's involvement in these instruments. At June 30, 1996, the notional or contractual amounts of the Partnership's commitment to purchase and sell these instruments was $847,369,952 and $860,348,692, respectively, as detailed below. All of these instruments mature within one year of June 30, 1996. However, due to the nature of the

Partnership's business, these instruments may not be held to maturity. At June 30, 1996, the Partnership had net unrealized trading gains of $7,864,631, as detailed below.

                                    NOTIONAL OR CONTRACTUAL             NET
                                     AMOUNT OF COMMITMENTS           UNREALIZED
                                   TO PURCHASE     TO SELL           GAIN/(LOSS)
Currencies:
- - Exchange Traded contracts       $ 60,812,609    $ 71,999,361       $   49,571
- - OTC Contracts                    149,312,287     213,250,453        1,194,204
Energy                              50,805,228         423,402        1,740,296
Interest Rates US                    4,242,150     195,778,394         (601,612)
Interest Rates Non US              452,496,904     193,357,411          923,647
Grains                               9,447,620      11,218,995          386,882
Metals                              30,208,434     129,999,615        3,010,673
Indices                             54,483,905      19,831,634          189,089
Softs                               26,632,845      24,372,067          899,531
Livestock                            8,927,970         117,360           72,350
                                   -----------    ------------        ---------

Totals                            $847,369,952    $860,348,692       $7,864,631
                                  ============    ============       ==========

Item 2.        Management's Discussion and Analysis of Financial
               Condition and Results of Operations.


Liquidity and Capital Resources

     The Partnership does not engage in the sale of goods or services. Its only assets are its equity in its commodity futures trading account, consisting of cash and cash equivalents, net unrealized appreciation (depreciation) on open futures contracts and interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership. While substantial losses could lead to a decrease in liquidity, no such losses occurred during the second quarter of 1996.

     The Partnership's capital consists of the capital contributions of the partners as increased or decreased by gains or losses on commodity futures trading, expenses, interest income, additions and redemptions of Units and distributions of profits, if any.

     For the six months ended June 30, 1996 Partnership capital decreased 15.1% from $194,190,428 to $164,840,196. This decrease was attributable to net loss from operations of $6,003,975 and net redemptions of 24,223.3390 units totaling $25,381,740 which was partially offset by additional sales of 1,905.2800 units totaling $2,035,483.

Results of Operations

     During the Partnership's second quarter of 1996, the net asset value per Unit increased 3.6% from $1,023.24 to $1,059.61, as compared to an increase of 7.4% in the second quarter of 1995. The Partnership experienced a net trading gain before commissions and expenses in the second quarter of 1996 of $8,759,333. Gains were recognized in the trading of commodity futures in metals, currencies, agricultural products and energy products. These gains were partially offset by losses recognized in the trading of indices and interest rates. The Partnership experienced a net trading gain before commissions and expenses in the second quarter of 1995 of $18,379,136. These gains were primarily attributable to the trading of commodity futures interest rates, indices and energy products. These gains were partially offset by losses recognized in the trading of metals, currencies and agricultural products.

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

     Interest income on 80% of the Partnership's daily equity maintained in cash was earned on the monthly average 30-day U.S. Treasury Bill Yield. Interest income for the three and six months ended June 30, 1996 decreased by $492,865 and $548,008, respectively, as compared to the corresponding periods in 1995. The decrease in interest income is primarily due to the decrease in interest rates during the six months ended June 30, 1996 as compared to the corresponding period in 1995 in addition to the effect of redemptions on the Partnership's equity maintained in cash.

     Brokerage commissions are calculated on the Partnership's net asset value as of the last day of each month and, therefore, vary according to trading performance and redemptions. Commissions for the three and six months ended June 30, 1996 decreased by $369,066 and $334,522, respectively, as compared to the corresponding periods in 1995.

     Management fees are calculated on the portion of the Partnership's net asset value allocated to each Advisor at the end of the month and, therefore, are affected by trading performance and redemptions. Management fees for the three and six months ended June 30, 1996 decreased by $146,860 and $222,518, respectively, as compared to the corresponding periods in 1995.

     Incentive fees are based on the new appreciation generated by each Advisor at the end of the quarter, as defined in the advisory agreements between the Partnership, the General Partner and each Advisor. Trading performance resulted in a decrease in incentive fees for the three and six months ended June 30, 1996 of $2,060,069 and $3,490,027, respectively, as compared to the corresponding periods in 1995.

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

SMITH  BARNEY DIVERSIFIED FUTURES FUND L.P.


By:   Smith Barney Futures Management Inc.
      (General Partner)

By:   /s/ David J. Vogel, President
      -----------------------------------
      David J. Vogel, President

Date: 8/14/96


      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:   Smith Barney Futures Management Inc.
      (General Partner)


By:   /s/ David J. Vogel, President
      -----------------------------------
      David J. Vogel, President


Date: 8/14/96

By    /s/ Daniel A. Dantuono
      -----------------------------------
      Daniel A. Dantuono
      Chief Financial Officer and
      Treasurer

Date: 8/14/96