Form 10-Q
period 1996-09-30
SMITH BARNEY DIVERSIFIED FUTURES FUND LP
filed 1996-11-14
CIK 911503

FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                (X) QUARTERLY REPORT UNDER SECTION 13 or 15(d)

                    OF THE SECURITIES EXCHANGE ACT OF 1934

              OR ( ) TRANSITION REPORT UNDER SECTION 13 or 15(d)

                    OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter ended September 30, 1996

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

                      Statements of Financial Condition at
                      September 30, 1996 and December 31,
                      1995                                               3

                      Statements of Income and Expenses and
                      Partners' Capital for the three and
                      nine months ended September 30, 1996
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

                                     PART I

                          Item 1. Financial Statements

                   SMITH BARNEY DIVERSIFIED FUTURES FUND L.P.
                        STATEMENTS OF FINANCIAL CONDITION



                                                     SEPTEMBER 30,  DECEMBER 31,
                                                         1996          1995
                                                     ------------   ------------
ASSETS                                               (Unaudited)


Equity in commodity futures trading account:
  Cash and cash equivalents                          $146,166,616   $181,687,564

  Net unrealized appreciation on open futures
   contracts                                           15,372,094     18,951,546

  Commodity options owned, at market
   value (cost $622,086 and $5,360, respectively)         434,503          5,520

                                                     ------------   ------------

                                                      161,973,213    200,644,630

Interest receivable                                       503,363        675,035

                                                     ------------   ------------

                                                     $162,476,576   $201,319,665

                                                     ============   ============

LIABILITIES AND PARTNERS' CAPITAL

Liabilities:

 Accrued expenses:
  Commissions                                        $    732,476   $    940,399
  Management fees                                         362,114        447,124
  Other                                                   103,118        107,357
  Redemptions payable                                   5,510,534      5,631,797
  Commodity options written, at market
    value (premiums received $2,400)                            -          2,560
                                                     ------------   ------------

                                                        6,708,242      7,129,237

                                                     ------------   ------------
Partners' Capital

General Partner, 2,048.9308 Unit
  equivalents outstanding in 1996 and 1995              2,229,607      2,236,736
Limited Partners, 141,096.4767 and
  175,835.9644 Units of Limited Partnership
  Interest outstanding in 1996 and 1995,
  respectively                                        153,538,727    191,953,692

                                                     ------------   ------------

                                                      155,768,334    194,190,428

                                                     ------------   ------------

                                                     $162,476,576   $201,319,665

                                                     ============   ============
See Notes to Financial Statements

                   SMITH BARNEY DIVERSIFIED FUTURES FUND L.P.
             STATEMENTS OF INCOME AND EXPENSES AND PARTNERS' CAPITAL
                                   (UNAUDITED)





                                                                   THREE-MONTHS     THREE-MONTHS     NINE-MONTHS      NINE-MONTHS
                                                                      ENDED            ENDED            ENDED            ENDED
                                                                   SEPTEMBER 30,    SEPTEMBER 30,    SEPTEMBER 30,    SEPTEMBER 30,
                                                                       1996             1995             1996             1995

                                                                   -------------    -------------    -------------   --------------

Income:
Net gains (losses) on trading of commodity futures:
  Realized gains (losses) on closed positions                      $  (1,262,655)   $ (14,899,361)   $   8,914,707    $  38,265,428
  Change in unrealized gains /losses on open positions                 7,325,730       (8,568,600)      (3,767,035)     (23,906,814)

                                                                   -------------    -------------    -------------    -------------

                                                                       6,063,075      (23,467,961)       5,147,672       14,358,614
Less, brokerage commissions and clearing
  fees ($94,466, $118,061, $314,109 and $342,238,
  respectively)                                                       (2,477,914)      (2,945,182)      (8,052,478)      (8,854,268)

                                                                   -------------    -------------    -------------    -------------

Net realized and unrealized gains (losses)                             3,585,161      (26,413,143)      (2,904,806)       5,504,346

  Interest income                                                      1,554,404        2,080,409        5,018,184        6,092,197

                                                                   -------------    -------------    -------------    -------------

                                                                       5,139,565      (24,332,734)       2,113,378       11,596,543

                                                                   -------------    -------------    -------------    -------------

Expenses:
  Management fees                                                      1,086,149        1,227,600        3,462,193        3,826,162
  Other expense                                                           64,439           98,633          219,411          244,608
  Incentive fees                                                               -            4,164          446,772        3,940,963

                                                                   -------------    -------------    -------------    -------------

                                                                       1,150,588        1,330,397        4,128,376        8,011,733

                                                                   -------------    -------------    -------------    -------------

Net income (loss)                                                      3,988,977      (25,663,131)      (2,014,998)       3,584,810

Additions                                                                      -       16,726,832        2,035,483       32,092,868
Redemptions                                                          (13,060,839)      (6,145,518)     (38,442,579)     (34,692,769)


                                                                   -------------    -------------    -------------    -------------
Net increase  (decrease) in Partners' capital                         (9,071,862)     (15,081,817)     (38,422,094)         984,909

Partners' capital, beginning of period                               164,840,196      195,327,247      194,190,428      179,260,521

                                                                   -------------    -------------    -------------    -------------

Partners' capital, end of period                                   $ 155,768,334    $ 180,245,430    $ 155,768,334    $ 180,245,430

                                                                   =============    =============    =============    =============
Net Asset Value per Unit
  (143,145.4075 and 182,034.3026 Units outstanding
  at September 30, 1996 and 1995, respectively)                    $    1,088.18    $      990.17    $    1,088.18    $      990.17

                                                                   =============    =============    =============    =============
Net income (loss) per Unit of Limited Partnership
   Interest and General Partnership Unit equivalent                $       28.57    $     (141.33)   $       (3.48)   $       23.11

                                                                   =============    =============    =============    =============


                  SMITH BARNEY DIVERSIFIED FUTURES FUND L.P.
                         NOTES TO FINANCIAL STATEMENTS
                              September 30, 1996
                                  (Unaudited)

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

     Smith Barney Futures Management Inc. acts as the general partner (the "General Partner") of the Partnership. Smith Barney Inc. ("SB"), an affiliate of the General Partner, acts as commodity broker for the Partnership. All trading decisions are made for the Partnership by Campbell & Company, Inc., John W. Henry & Company, Inc., Hyman Beck & Company Inc., Chesapeake Capital Corp., Abraham Trading Company and Rabar Market Research (collectively, the "Advisors").

     The accompanying financial statements are unaudited but, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Partnership's financial condition at September 30, 1996 and the results of its operations for the three and nine months ended September 30, 1996 and 1995. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. It is suggested that these financial statements be read in conjunction with the financial statements and notes included in the Partnership's annual report on Form 10-K filed with Securities and Exchange Commission for the year ended December 31, 1995.

     Due to the nature of commodity trading, the results of operations for the interim periods presented should not be considered indicative of the results that may be expected for the entire year.

                    SMITH BARNEY DIVERSIFIED FUTURES FUND L.P.
                          NOTES TO FINANCIAL STATEMENTS
                                   (continued)


2. Net Asset Value Per Unit:

     Changes in net asset value per Unit for the three and nine months ended September 30, 1996 and 1995, were as follows:

                                 THREE-MONTHS ENDED         NINE-MONTHS ENDED
                                    SEPTEMBER 30,              SEPTEMBER 30,
                                  1996        1995          1996        1995

Net realized and unrealized
 gains (losses)                $   25.91    $ (145.45)   $   (8.94)   $   33.99
Interest income                    10.25        11.43        30.50        33.77
Expenses                           (7.59)       (7.31)      (25.04)      (44.65)
                               ---------    ---------    ---------    ---------

Increase (decrease) for
 period                            28.57      (141.33)       (3.48)       23.11

Net Asset Value per Unit,
  beginning of period           1,059.61     1,131.50     1,091.66       967.06
                               ---------    ---------    ---------    ---------


Net Asset Value per Unit,
  end of period                $1,088.18    $  990.17    $1,088.18    $  990.17
                               =========    =========    =========    =========


3. Trading Activities:

     The Partnership was formed for the purpose of trading contracts in a variety of commodity interests, including derivative financial instruments and derivative commodity instruments. The results of the Partnership's trading activities are shown in the statements of income and expenses.

     The Customer Agreement between the Partnership and SB gives the Partnership the legal right to net unrealized gains and losses.

     All of the commodity interests owned by the Partnership are held for trading purposes. The fair value of these commodity interests, including options thereon, at September 30, 1996 was $15,806,597 and the average fair value during the nine months then ended, based on monthly calculation, was $11,941,259.

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

     The notional or contractual amounts of these instruments, while not recorded in the financial statements, reflect the extent of the Partnership's involvement in these instruments. At September 30,

1996, the notional or contractual amounts of the Partnership's commitment to purchase and sell these instruments was $1,482,367,790 and $520,142,438, respectively, as detailed below. All of these instruments mature within one year of September 30, 1996. However, due to the nature of the Partnership's business, these instruments may not be held to maturity. At September 30, 1996, the Partnership had net unrealized trading gains of $15,184,511, as detailed below.

                                     NOTIONAL OR CONTRACTUAL             NET
                                     AMOUNT OF COMMITMENTS           UNREALIZED
                                   TO PURCHASE     TO SELL           GAIN/(LOSS)

Currencies:
- Exchange Traded contracts      $   47,875,309     $ 70,260,622    $   810,217
- OTC Contracts                     150,393,622      192,480,747      1,226,182
Energy                               41,980,406        1,358,000      3,222,995
Interest Rates US                    94,005,725       40,349,337       (661,994)
Interest Rates Non US             1,062,664,755       58,879,303      8,233,436
Grains                                8,097,142       26,018,830        692,912
Metals                               15,242,628      107,705,791      1,689,457
Indices                              41,053,893        1,270,828         68,629
Softs                                 9,701,150       21,818,980       (343,163)
Livestock                            11,353,160                0        245,840
                                  -------------     ------------    -----------

                                 $1,482,367,790     $520,142,438    $15,184,511
                                 ==============     ============    ===========

5. Subsequent Event:

     Effective October 1, 1996, AIS Futures Management Inc. was added as an Advisor to the Partnership and Hyman Beck & Company Inc. was terminated as an Advisor.

Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations.


Liquidity and Capital Resources

     The Partnership does not engage in the sale of goods or services. Its only assets are its equity in its commodity futures trading account, consisting of cash and cash equivalents, net unrealized appreciation (depreciation) on open futures and forward contracts and interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership. While substantial losses could lead to a decrease in liquidity, no such losses occurred during the third quarter of 1996.

     The Partnership's capital consists of the capital contributions of the partners as increased or decreased by gains or losses on commodity futures trading, expenses, interest income, additions and redemptions of Units and distributions of profits, if any.

     For the nine months ended September 30, 1996 Partnership capital decreased 19.8% from $194,190,428 to $155,768,334. This decrease was attributable to redemptions of 36,664.7677 units totaling $38,442,579 and a net loss from operations of $2,014,998 which was partially offset by additional sales of 1,905.2800 units totaling $2,035,483. Future redemptions can impact the amount of funds available for investments in commodity contract positions in subsequent periods.

Results of Operations

     During the Partnership's third quarter of 1996, the net asset value per Unit increased 2.7% from $1,059.61 to $1,088.18, as compared to a decrease of 12.5% in the third quarter of 1995. The Partnership experienced a net trading gain before commissions and expenses in the third quarter of 1996 of $6,063,075. Gains were recognized in the trading of commodity futures in interest rates, energy products and metals. These gains were partially offset by losses recognized in the trading of indices, currencies and agricultural products. The Partnership experienced a net trading loss before commissions and expenses in the third quarter of 1995 of $23,467,961. Losses were recognized in interest rates, indices, metals, energy and agricultural products and were partially offset by gains in currencies.

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

     Interest income on 80% of the Partnership's daily equity maintained in cash was earned at the monthly average 30-day U.S. Treasury Bill Yield. Interest income for the three and nine months ended September 30, 1996 decreased by $526,005 and $1,074,013, respectively, as compared to the corresponding periods in 1995. The decrease in interest income is primarily due to the decrease in interest rates during the nine months ended September 30, 1996 as compared to the corresponding period in 1995 in addition to the effect of redemptions on the Partnership's equity maintained in cash.

     Brokerage commissions are calculated on the Partnership's net asset value as of the last day of each month and, therefore, vary according to trading performance and redemptions. Commissions for the three and nine months ended September 30, 1996 decreased by $467,268 and $801,790, respectively, as compared to the corresponding periods in 1995.

     Management fees are calculated on the portion of the Partnership's net asset value allocated to each Advisor at the end of the month and, therefore, are affected by trading performance and redemptions. Management fees for the three and nine months ended September 30, 1996 decreased by $141,451 and $363,969, respectively, as compared to the corresponding periods in 1995.

     Incentive fees are based on the new trading profits generated by each Advisor at the end of the quarter, as defined in the advisory agreements between the Partnership, the General Partner and each Advisor. Trading performance resulted in a decrease in incentive fees for the three and nine months ended September 30, 1996 of $4,164 and $3,494,191, respectively, as compared to the corresponding periods in 1995.

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

By:   /s/ David J. Vogel, President
      David J. Vogel, President

Date:      11/11/96


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:   Smith Barney Futures Management Inc.
      (General Partner)


By:   /s/ David J. Vogel, President
      David J. Vogel, President


Date:      11/11/96

By    /s/ Daniel A. Dantuono
      Daniel A. Dantuono
      Chief Financial Officer and
      Treasurer

Date:     11/11/96