Form 10-K
period 1996-12-31
SMITH BARNEY DIVERSIFIED FUTURES FUND LP
filed 1997-03-27
CIK 911503

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                  Annual Report Pursuant to Section 13 or 15(d)

                     of the Securities Exchange Act of 1934

                      For the year ended December 31, 1996

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

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:  300,000  Units of Limited
                                                             Partnership
                                                             Interest
                                                             (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes   X    No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K [ ]

                                    PART I

Item 1. Business.

      (a) General development of business. Smith Barney Diversified Futures Fund L.P. ("Partnership") is a limited partnership organized under the laws of the State of New York, on August 13, 1993 to engage in speculative trading of a diversified portfolio of commodity interests, including futures contracts, options and forwards. The commodity interests that are traded by the Partnership are volatile and involve a high degree of market risk. The Partnership commenced trading operations on January 12, 1994. A total of 150,000 Units of Limited Partnership Interest in the Partnership ("Units") were offered to the public. A Registration Statement on Form S-1 relating to the public offering became effective on October 29, 1993. Between October 29, 1993 and January 11, 1994, 75,615 Units were sold to the public at $1,000 per Unit. Proceeds of the offering were held in an escrow account and were transferred, along with the General Partner's contribution of $781,000 to the Partnership's trading account on January 12, 1994 when the Partnership commenced trading. An additional 150,000 Units were registered on a Registration Statement on Form S-1 effective February 17, 1994. Sales of additional Units and additional General Partner's contributions and redemptions of Units for the year ended December 31, 1996 are reported in the Statement of Partners' Capital on page F-5 under "Item 8. Financial Statements and Supplementary Data."

      The General Partner has agreed to make capital contributions, if necessary, so that its general partnership interest will be equal to the greater of (i) an amount to entitle it to 1% of each material item of Partnership income, loss, deduction or credit and (ii) the greater of (a) 1% of the partners' contributions to the Partnership or (b) $25,000. The Partnership will be liquidated upon the first of the following to occur: December 31, 2013; the net asset value of a Unit decreases to less than $400 as of the close of any business day; or under certain circumstances as defined in the Limited Partnership Agreement of the Partnership (the "Limited Partnership Agreement").
      The Partnership's trading of futures contracts on commodities is done on United States and foreign commodity exchanges. It engages in such trading through a commodity brokerage account maintained with its commodity broker, Smith Barney Inc. ("SB").
     Smith Barney Futures Management Inc., acts as the general partner of the Partnership (the "General Partner"). SB is an affiliate of the General Partner. Under the Limited Partnership Agreement, the General Partner administers the business and affairs of the Partnership. As of December 31, 1996, all commodity trading decisions are made for the Partnership by Campbell & Company, Inc., John
W. Henry & Company, Inc. ("JWH"), Chesapeake Capital Corporation, Abraham Trading Co., Rabar Market Research, Inc. and AIS Futures Management, Inc. (collectively, the "Advisors"). None of the Advisors is affiliated with one another, the General Partner or SB. The Advisors are not responsible for the organization or operation of the Partnership.
      Pursuant to the terms of the Management Agreements (the "Management Agreement"), the Partnership is obligated to pay each Advisor: (i) a monthly management fee equal to 1/6 of 1% (2% per year) of month-end Net Assets (except that JWH will receive a monthly management fee equal to 1/3 of 1% (4% per year)) of the Partnership allocated to each Advisor as of the end of each month and
(ii) an incentive fee payable quarterly, equal to 20% of the New Trading Profits (except JWH, which will receive an incentive fee of 15% of New Trading Profits) of the Partnership.
      The Partnership has entered into a Customer Agreement with SB (the "Customer Agreement") which provides that the Partnership will pay SB a monthly brokerage fee equal to 11/24 of 1% of month-end Net Assets allocated to the Advisors (5.5% per year) in lieu of brokerage commissions on a per trade basis. SB pays a portion of its brokerage fees to its financial consultants who have sold Units and who are registered as associated persons with the Commodity Futures Trading Commission (the "CFTC"). The Partnership pays for National Futures Association ("NFA") fees, exchange and clearing fees, give-up and user fees and floor brokerage fees. The Customer Agreement between the Partnership and SB gives the Partnership the legal right to net unrealized gains and losses. Brokerage fees will be paid for the life of the Partnership, although the rate at which such fees are paid may be changed.
      In addition, SB pays the Partnership interest on 80% of the average daily equity maintained in cash in its account during each month at a 30-day U.S. Treasury bill rate determined weekly by SB based on the average non-competitive yield on 3-month U.S. Treasury bills maturing in 30 days from the date on which such weekly rate is determined.
      (b) Financial information about industry segments. The Partnership's business consists of only one segment, speculative trading of commodity interests. The Partnership does not engage in sales of goods or services. The Partnership's net income (loss) from operations for the year ended December 31, 1996, 1995 and for the period from January 12, 1994 (commencement of trading operations) to December 31, 1994 is set forth under "Item 6. Select Financial Data". The Partnership capital as of December 31, 1996 was $171,587,261.
      (c)  Narrative description of business.
          See Paragraphs (a) and (b) above.
          (i) through (x) - Not applicable.
          (xi) through (xii) - Not applicable.
          (xiii) - The Partnership has no employees.
      (d) Financial Information About Foreign and Domestic Operations and Export Sales. The Partnership does not engage in sales of goods or services, and therefore this item is not applicable.
Item 2.  Properties.
      The Partnership does not own or lease any properties. The General Partner operates out of facilities provided by its affiliate, SB.

Item 3.  Legal Proceedings.
      There are no pending legal proceedings to which the Partnership is a party or to which any of its assets is subject. No material legal proceedings affecting the Partnership were terminated during the fiscal year.
Item 4.  Submission of Matters to a Vote of Security Holders.
      There were no matters submitted to the security holders for a vote during the last fiscal year covered by this report.
                                    PART II
Item 5.   Market for Registrant's Common Equity and Related Security
          Holder Matters.
          (a) Market Information. The Partnership has issued no stock. There is no established public market for the Units of Limited Partnership Interest.
          (b)   Holders. The number of holders of Units of Limited
                Partnership Interest as of December 31, 1996 was 7,706.
          (c) Distribution. The Partnership did not declare a distribution in 1996.

Item 6. Select Financial Data. The Partnership commenced trading operations on January 12, 1994. Realized and unrealized trading gains (losses), interest income, net income (loss) and increase (decrease) in net asset value per Unit for the years ended December 31, 1996, 1995 and for the period from January 12, 1994 (commencement of trading operations) to December 31, 1994 and total assets at December 31, 1996, 1995, 1994 and 1993 were as follows:

                                           1996               1995                1994             1993
                                       -------------       -------------      ------------      -------

Realized and unrealized
 trading gains (losses) net
 of brokerage commissions
 and clearing fees of
 $10,754,060, $11,751,508 and
 $9,866,501, respectively                $ 23,283,977       $ 23,528,907         $  1,167,729

Interest Income                             6,631,110          8,077,695            5,227,466
                                          ------------      -------------        ------------

                                         $ 29,915,087       $ 31,606,602         $  6,395,195
                                         =============      =============        ============

Net Income (loss)                        $ 21,056,614       $ 22,177,218         $ (2,229,371)
                                         =============      =============        =============
Increase (decrease) in net
 asset value per unit                        $ 158.70            $124.60             $ (32.94)
                                             =========           ========            =========


Total assets                             $178,462,215       $201,319,665         $186,365,419         $2,000
                                         =============      =============        =============        ======

Item 7.      Management's Discussion and Analysis of Financial
             Condition and Results of Operations.
      (a) Liquidity. The Partnership does not engage in sales of goods or services. Its only assets are its equity in its commodity futures trading account, consisting of cash and cash equivalents, net unrealized appreciation (depreciation) on open futures contracts and interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership. Such substantial losses could lead to a material decrease in liquidity. To minimize this risk, the Partnership will follow certain policies including:
      (1) Partnership funds are invested only in futures contracts which are traded in sufficient volume to permit, in the opinion of the Advisors, ease of taking and liquidating positions.
      (2) The Partnership diversifies its positions among various commodities.
      (3) No Advisor initiates additional positions in any commodity if such additional positions would result in aggregate positions for all commodities requiring as margin more than 66-2/3% of the Partnership's assets allocated to the Advisor.
      (4) The Partnership may occasionally accept delivery of a commodity. Unless such delivery is disposed of promptly by retendering the warehouse receipt representing the delivery to the appropriate clearing house, the physical commodity position will be fully hedged.

      (5) The Partnership does not employ the trading technique commonly known as "pyramiding", in which the speculator uses unrealized profits on existing positions as margin for the purchase or sale of additional positions in the same or related commodities.
      (6) The Partnership does not utilize borrowings except short-term borrowings if the Partnership takes delivery of any cash commodities.
      (7) The Advisor may, from time to time, employ trading strategies such as spreads or straddles on behalf of the Partnership. The term "spread" or straddle" describes a commodity futures trading strategy involving the simultaneous buying and selling of futures contracts on the same commodity but involving different delivery dates or markets and in which the trader expects to earn a profit from a widening or narrowing of the difference between the prices of the two contracts.
      The Partnership is party to financial instruments with off- balance sheet risk, including derivative financial instruments and derivative commodity instruments, in the normal course of its business. These financial instruments include forwards, futures and options, whose value is based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash flows, or to purchase or sell other financial instruments at specified terms at specified future dates. Each of these instruments is subject to various risks similar to those relating to the underlying financial instruments including market and credit risk. The General Partner monitors and controls the Partnership's risk exposure on a daily basis through financial, credit and risk management monitoring systems and, accordingly believes that it has effective procedures for evaluating and limiting the credit and market risks to which the Partnership is subject. (See also Item 8. Financial Statement and Supplementary Data., for further information on financial instrument risk included in the notes to financial statements.)
      Other than the risks inherent in commodity futures trading, the Partnership knows of no trends, demands, commitments, events or uncertainties which will result in or which are reasonably likely to result in the Partnership's liquidity increasing or decreasing in any material way. The Limited Partnership Agreement provides that the General Partner may, at its discretion, cause the Partnership to cease trading operations and liquidate all open positions upon the first to occur of the following: (i) December 31, 2013;
(ii) the vote to dissolve the Partnership by limited partners owning more than 50% of the Units; (iii) assignment by the General Partner of all of its interest in the Partnership or withdrawal, removal, bankruptcy or any other event that causes the General Partner to cease to be a general partner under the New York Revised Limited Partnership Act unless the Partnership is continued as described in the Limited Partnership Agreement; (iv) Net Asset Value per Unit falls to less than $400 as of the end of any trading day; or (v) the occurrence of any event which shall make it unlawful for the existence of the Partnership to be continued.

      (b)     Capital resources.  (i) The Partnership has made no
material commitments for capital expenditures.
         (ii) The Partnership's capital consists of the capital contributions of the partners as increased or decreased by gains or losses on commodity trading, and by expenses, interest income, redemptions of Units and distributions of profits, if any. Gains or losses on commodity futures trading cannot be predicted. Market moves in commodities are dependent upon fundamental and technical factors which the Partnership may or may not be able to identify. Partnership expenses will consist of, among other things, commissions, management fees and incentive fees. The level of these expenses is dependent upon the level of trading and the ability of the Advisors to identify and take advantage of price movements in the commodity markets, in addition to the level of net assets maintained. In addition, the amount of interest income payable by SB is dependent upon interest rates over which the Partnership has no control.
      No forecast can be made as to the level of redemptions in any given period. Beginning on April 1, 1994 a Limited Partner may cause all of his Units to be redeemed by the Partnership at the net Asset Value thereof as of the last day of each month on ten days' written notice to the General Partner. No fee will be charged for redemptions. For the year ended December 31, 1996 42,559.6065 units were redeemed totaling $45,695,264. For the year ended December 31, 1995 46,400.1653 Units were redeemed totaling $47,827,665 which includes the General Partner's redemption representing 48.7530 Units equivalents totaling $60,045. For the period ended December 31, 1994 33,561.8122 Units were redeemed totaling $32,289,431.
      The Partnership ceased to offer Units at the Net Asset Value per Unit as of the end of each month effective April 1, 1996. For the year ended December 31, 1996, there were additional sales of 1,905.2800 Units totaling $2,035,483. For the year ended December 31, 1995, there were additional sales of 38,919.4389 Units totaling $40,580,354. For the period ended December 31, 1994, there were additional sales of 141,214.7500 Units totaling $136,109,323 and contributions by the General Partner representing 1,316.6838 Unit equivalents totaling $1,274,000.
      (c)    Results of Operations.
         For the year ended December 31, 1996, the net asset value per Unit increased 14.5% from $1,091.66 to $1,250.36. For the year ended December 31, 1995, the net asset value per Unit increased 12.9% from $967.06 to $1,091.66. For the period from January 12, 1994 (commencement of trading operations) to December 31, 1994, the net asset value per Unit decreased 3.3% from $1,000.00 to $967.06.
         The Partnership experienced net trading gains of $34,038,037 before commissions and expenses in 1996. These gains were recognized in the trading of interest rates, metals, currencies and energy commodity futures. These gains were partially offset by losses recognized in the trading of indices and agricultural products.
         The Partnership experienced net trading gains of $35,280,415 before commissions and expenses in 1995. Realized trading gains of $39,663,772 were attributable to gains incurred in the trading of interest rates, stock indices and foreign currencies commodity futures. However, these realized trading gains were partially offset by realized losses experienced in the trading of energy and agricultural commodity futures.
       The Partnership experienced net trading gains of $11,034,230 before commissions and expenses for the period ended December 31, 1994. Realized trading losses of $12,300,678 were attributable to losses incurred in the trading of commodity futures in stock indices, energy and interest rates. However, these realized trading losses were partially offset by realized gains experienced in the trading of metals, foreign currencies and agricultural commodity futures.
         Commodity futures markets are highly volatile. Broad price fluctuations and rapid inflation increase the risks involved in commodity trading, but also increase the possibility of profit. The profitability of the Partnership depends on the existence of major price trends and the ability of the Advisors to identify those price trends correctly. Price trends are influenced by, among other things, changing supply and demand relationships, weather, governmental, agricultural, commercial and trade programs and policies, national and international political and economic events and changes in interest rates. To the extent that market trends exist and the Advisors are able to identify them, the Partnership expects to increase capital through operations.

Item 8.         Financial Statements and Supplementary Data.




                  SMITH BARNEY  DIVERSIFIED FUTURES FUND L.P.
                         INDEX TO FINANCIAL STATEMENTS



                                                                   Page
                                                                  Number


                Report of Independent Accountants.                  F-2

                Financial Statements:
                Statement of Financial Condition at
                December 31, 1996 and 1995.                         F-3

                Statement of Income and  Expenses
                for the years ended  December 31,  1996
                and 1995 and for the period January  12,
                1994 (commencement of trading operations)
                to December 31, 1994.                               F-4

                Statement of Partner's Capital for
                the years ended December 31, 1996, 1995
                and 1994.                                           F-5

                Notes to Financial Statements.                    F-6 -  F-11

                        Report of Independent Accountants

To the Partners of
  Smith Barney Diversified Futures Fund L.P.:

We have audited the accompanying statement of financial condition of SMITH BARNEY DIVERSIFIED FUTURES FUND L.P. (a New York Limited Partnership) as of December 31, 1996 and 1995, and the related statements of income and expenses for the years ended December 31, 1996 and 1995 and for the period from January 12, 1994 (commencement of trading operations) to December 31, 1994, and of partners' capital for the years ended December 31, 1996, 1995, and 1994. These financial statements are the responsibility of the management of the General Partner. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the management of the General Partner, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of SMITH BARNEY DIVERSIFIED FUTURES FUND L.P. as of December 31, 1996 and 1995, and the results of its operations for the years ended December 31, 1996, 1995 and 1994, in conformity with generally accepted accounting principles.



                                                      Coopers & Lybrand L.L.P.

New York, New York
February 28, 1997

                                  Smith Barney
                          Diversified Futures Fund L.P.
                        Statement of Financial Condition
                           December 31, 1996 and 1995


Assets:                                                 1996            1995
Equity in commodity futures
 trading account:
  Cash and cash equivalents (Note 3c)              $170,574,018     $181,687,559
  Net unrealized appreciation
   on open futures contracts                          6,887,203       18,951,551
  Commodity options owned, at
   market value (cost $607,539 and
   $5,360, in 1996 and 1995,
   respectively)                                        442,696            5,520
                                                   ------------     ------------
                                                    177,903,917      200,644,630
 Interest receivable                                    558,298          675,035
                                                   ------------     ------------
                                                   $178,462,215     $201,319,665
                                                   ============     ============
Liabilities and Partners' Capital:
Liabilities:
 Accrued expenses:
  Commissions                                      $    831,169     $    940,399
  Management fees                                       412,599          447,124
  Incentive fees                                      3,476,717
  Other                                                 108,043          107,357
 Redemptions payable (Note 5)                         2,005,213        5,631,797
 Commodity options written, at
  market value (premiums received
  $83,070 and $2,400, in 1996 and
  1995, respectively)                                    41,213            2,560
                                                   ------------     ------------
                                                      6,874,954        7,129,237
                                                   ------------     ------------
Partners' capital (Notes 1, 5, and 7):
 General Partner, 2,048.9308
  Unit equivalents outstanding
  in 1996 and 1995                                    2,561,901        2,236,736
 Limited Partners, 135,181.6379
  and 175,835.9644 Units of
  Limited Partnership Interest
  outstanding in
  1996 and 1995, respectively                       169,025,360      191,953,692
                                                   ------------     ------------
                                                    171,587,261      194,190,428
                                                   ------------     ------------
                                                   $178,462,215     $201,319,665
                                                   ============     ============


See notes to financial statements.

                                  Smith Barney
                          Diversified Futures Fund L.P.
                        Statement of Income and Expenses
                  for the years ended December 31, 1996 and
                1995 and for the period from January 12, 1994
                   (commencement of trading operations) to
                              December 31, 1994


                                       1996            1995           1994
Income:
 Net gains (losses) on trading
  of commodity interests:
  Realized gains (losses) on
   closed positions                $ 46,225,371    $ 39,663,772    $(12,300,678)
  Change in unrealized
   gains/ losses on
   open positions                   (12,187,334)     (4,383,357)     23,334,908
                                   ------------    ------------    ------------
                                     34,038,037      35,280,415      11,034,230
 Less, Brokerage
  commissions and
  clearing fees
  ($393,877, $433,213
  and $273,864,
  respectively) (Note 3c)           (10,754,060)    (11,751,508)     (9,866,501)
                                   ------------    ------------    ------------
 Net realized and
  unrealized gains                   23,283,977      23,528,907       1,167,729
 Interest income                      6,631,110       8,077,695       5,227,466
                                   ------------    ------------    ------------
                                     29,915,087      31,606,602       6,395,195
                                   ------------    ------------    ------------
Expenses:
 Management fees (Note 3b)            4,682,124       4,940,353       4,285,947
 Incentive fees (Note 3b)             3,923,488       4,073,071       3,023,294
 Other                                  252,861         415,960         170,003
 Organization expense (Note 6)                                        1,145,322
                                   ------------    ------------    ------------
                                      8,858,473       9,429,384       8,624,566
                                   ------------    ------------    ------------
Net income (loss)                  $ 21,056,614    $ 22,177,218    $ (2,229,371)
                                   ============    ============    ============
Net income (loss) per
 Unit of Limited Partnership
 Interest and General Partner
 Unit equivalent (Notes 1 and 7)   $     158.70    $     124.60    $     (32.94)
                                   ============    ============    ============

See notes to financial statements.

                                  Smith Barney
                          Diversified Futures Fund L.P.
                         Statement of Partners' Capital
                     for the years ended December 31, 1996,
                                  1995 and 1994


                                     Limited         General
                                     Partners        Partner           Total
Partners' capital at
 December 31, 1993                $       1,000   $       1,000   $       2,000
Proceeds from offering of 75,614
 Units of Limited  Partnership
 Interest  and General Partner's
 contribution representing 780
 Unit equivalents (Note 1)           75,614,000         780,000      76,394,000
                                  -------------   -------------   -------------
Opening Partnership
 capital for operations              75,615,000         781,000      76,396,000
Net loss                             (2,202,957)        (26,414)     (2,229,371)
Sale of 141,214.7500 Units of
 Limited Partnership Interest
 and General Partner's
 contribution representing
 1,316.6838 Unit equivalents        136,109,323       1,274,000     137,383,323
Redemption of 33,561.8122 Units
 of Limited Partnership Interest    (32,289,431)              0     (32,289,431)
                                  -------------   -------------   -------------
Partners' capital at
 December 31, 1994                  177,231,935       2,028,586     179,260,521
Net income                           21,909,023         268,195      22,177,218
Sale of 38,919.4389 Units of
 Limited Partnership Interest        40,580,354               0      40,580,354
Redemption of 46,351.4123 Units
 of Limited Partnership Interest
 and General Partner's
 redemption representing 48.7530
 Unit equivalents                   (47,767,620)        (60,045)    (47,827,665)
                                  -------------   -------------   -------------
Partners' capital at
 December 31, 1995                  191,953,692       2,236,736     194,190,428
Net income                           20,731,449         325,165      21,056,614
Sale of 1,905.2800 Units of
 Limited Partnership Interest         2,035,483               0       2,035,483
Redemption of 42,559.6065 Units
 of Limited Partnership Interest    (45,695,264)              0     (45,695,264)
                                  -------------   -------------   -------------
Partners' capital at
 December 31, 1996                $ 169,025,360   $   2,561,901   $ 171,587,261
                                  =============   =============   =============


See notes to financial statements.

                                  Smith Barney
                          Diversified Futures Fund L.P.
                          Notes to Financial Statements


1. Partnership Organization:

   Smith Barney Diversified Futures Fund L.P. (the "Partnership") is a limited partnership which was organized on August 13, 1993 under the partnership laws of the State of New York to engage in the speculative trading of a diversified portfolio of commodity interests including futures contracts, options and forward contracts. The commodity interests that are traded by the Partnership are volatile and involve a high degree of market risk.

   Between October 29, 1993 and January 11, 1994, 75,615 Units of Limited Partnership Interest ("Units") were sold at $1,000.00 per Unit. The proceeds of the offering were held in an escrow account until January 12, 1994, at which time they were turned over to the Partnership for trading. The Partnership was authorized to sell 300,000 Units during its offering period.

   Smith Barney Futures Management Inc. is the general partner (the "General Partner") of the Partnership. Smith Barney Inc. ("SB"), an affiliate of the General Partner, acts as commodity broker for the Partnership (see Note 3c). The General Partner and each limited partner share in the profits and losses of the Partnership in proportion to the amount of partnership interest owned by each except that no limited partner shall be liable for obligations of the Partnership in excess of his initial capital contribution and profits, if any, net of distributions.

   The Partnership  will be liquidated upon the first of the following to occur:
   December 31, 2013; the net asset value of a Unit decreases to less than $400 as of the close of any business day; or under certain circumstances as defined in the Limited Partnership Agreement.

2. Accounting Policies:

   a.All commodity interests (including derivative financial instruments and derivative commodity instruments) are used for trading purposes. The commodity interests are recorded on trade date and open contracts are recorded in the statement of financial condition at market value for those commodity interests for which market quotations are readily available or at fair value on the last business day of the year. Investments in commodity interests denominated in foreign currency are translated into U.S. dollars at the exchange rates prevailing on the last business day of the year. Realized gain (loss) and changes in unrealized values on commodity interests are recognized in the period in which the contract is closed or the changes occur and are included in net gains (losses) on trading of commodity interests.

                                  Smith Barney
                          Diversified Futures Fund L.P.
                          Notes to Financial Statements

   b.Income taxes have not been provided as each partner is individually liable for the taxes, if any, on his share of the Partnership's income and expenses.

   c.The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

3. Agreements:

   a.Limited Partnership Agreement:

   The Limited Partnership Agreement provides that the General Partner shall manage the business of the Partnership and may make all trading decisions for the Partnership.

   b.Management Agreements:

   The General Partner has entered into Management Agreements with Campbell & Co., Inc., Chesapeake Capital Corporation, John W. Henry & Company, Inc. ("JWH"), AIS Futures Management, Inc., Abraham Trading Co. and Rabar Market Research Inc. (collectively, the "Advisors"), registered commodity trading advisors. The Advisors are not affiliated with one another and none is affiliated with the General Partner or SB and are not responsible for the organization or operation of the Partnership. The Partnership will pay each Advisor a monthly management fee equal to 1/6 of 1% (2% per year) of Net Assets allocated to the Advisor as of the end of each month (except JWH, which will receive a monthly management fee equal to 1/3 of 1% (4% per year) of month-end Net Assets). In addition, the Partnership is obligated to pay each Advisor 20% of the New Trading Profits earned by each Advisor for the Partnership in each calendar quarter (except JWH, which will receive an incentive fee of 15% of New Trading Profits). AIS Futures Management, Inc. was added as an Advisor to the Partnership effective October 1, 1996 and Hyman Beck & Co., Inc., was terminated on the same date.

                                  Smith Barney
                          Diversified Futures Fund L.P.
                          Notes to Financial Statements

   c.Customer Agreement

   The Partnership has entered into a Customer Agreement which provides that the Partnership will pay SB a monthly brokerage fee equal up to 11/24 of 1% (5.5% per year) of month-end Net Assets in lieu of brokerage commissions on a per trade basis. Persons investing $1,000,000 or more will pay a reduced brokerage fee of 7/24 of 1% of month-end Net Assets (3.5% per year), receiving the differential between this reduced fee and 5.5% per year in the form of additional Units. SB will pay a portion of brokerage fees to its financial consultants who have sold Units in this offering. Brokerage fees will be paid for the life of the Partnership, although the rate at which such fees are paid may be changed. The Partnership will pay for National Futures Association ("NFA") fees, exchange, clearing, user, give-up and floor brokerage fees. All of the Partnership's assets are deposited in the Partnership's account at SB. The Partnership's cash is deposited by SB in segregated bank accounts as required by Commodity Futures Trading Commission regulations. At December 31, 1996 and 1995, the amount of cash held for margin requirements was $17,906,764 and $37,366,691, respectively. SB has agreed to pay the Partnership interest on 80% of the average daily equity maintained in cash in its account during each month at a 30-day Treasury bill rate determined weekly by SB based on the average non-competitive yield on 3-month U.S. Treasury bills maturing in 30 days from the date on which such weekly rate is determined. The Customer Agreement between the Partnership and SB gives the Partnership the legal right to net unrealized gains and losses. The Customer Agreement may be terminated upon notice by either party.

                                  Smith Barney
                          Diversified Futures Fund L.P.
                          Notes to Financial Statements

4. Trading Activities:

   The Partnership was formed for the purpose of trading contracts in a variety of commodity interests, including derivative financial instruments and derivative commodity instruments. The results of the Partnership's trading activities are shown in the statements of income and expenses.

   All of the commodity interests owned by the Partnership are held for trading purposes. The fair value of these commodity interests, including options thereon, at December 31, 1996 and 1995 was $7,288,686 and $18,954,511,
   respectively and the average fair value during the years then ended, based on monthly calculation, was $14,427,778 and $12,694,190, respectively.

5. Distributions and Redemptions:

   Distributions of profits, if any, will be made at the sole discretion of the General Partner and at such times as the General Partner may decide. Beginning on April 1, 1994, a limited partner may require the Partnership to redeem his Units at their Net Asset Value as of the last day of each month 10 days' notice to the General Partner. No fee will be charged for redemptions.

6. Organization and Offering Costs:

   Offering and organization expenses of $1,145,322 relating to the issuance and marketing of units offered were initially paid by SB. The Partnership has reimbursed SB for all such expenses from interest paid to the Partnership and has recorded such reimbursement amounts as organization expense in 1994.

7. Net Asset Value Per Unit:

   Changes in the net asset value per Unit for the years ended December 31, 1996, 1995 and 1994 were as follows:


                              1996           1995          1994
   Net realized and
   unrealized
   gains/losses           $  175.18      $  132.42        $  (11.88)
   Interest income            41.97          44.48            29.36
   Expenses                  (58.45)        (52.30)          (50.42)
                          ---------      ---------        ---------
   Increase(decrease)
   for period                158.70         124.60           (32.94)
   Net asset value per
   Unit, beginning of
   period                  1,091.66         967.06         1,000.00
                          ---------      ---------        ---------
   Net asset value per
   Unit, end of period    $1,250.36      $1,091.66        $  967.06
                          =========      =========        =========

                                  Smith Barney
                          Diversified Futures Fund L.P.
                          Notes to Financial Statements

8. Financial Instrument Risk:

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

                                  Smith Barney
                          Diversified Futures Fund L.P.
                          Notes to Financial Statements

   The General Partner monitors and controls the Partnership's risk exposure on a daily basis through financial, credit and risk management monitoring systems, and accordingly believes that it has effective procedures for evaluating and limiting the credit and market risks to which the Partnership is subject. These monitoring systems allow the General Partner to statistically analyze actual trading results with risk adjusted performance indicators and correlation statistics. In addition, on-line monitoring systems provide account analysis of futures, forwards and options positions by sector, margin requirements, gain and loss transactions and collateral positions.

   The notional or contractual amounts of these instruments, while not recorded in the financial statements, reflect the extent of the Partnership's involvement in these instruments. At December 31, 1996, the notional or contractual amounts of the Partnership's commitment to purchase and sell these instruments was $852,011,994 and $465,891,579, respectively. All of these instruments mature within one year of December 31, 1996. However, due to the nature of the Partnership's business, these instruments may not be held to maturity. At December 31, 1996, the fair value of the Partnership's derivatives, including options thereon, was $7,288,686, as detailed below.


                                   Notional or Contractual
                                    Amount of Commitments
                                  To Purchase       To Sell        Fair Value
Currencies
 -Exchange Traded
  Contracts                      $  45,531,748   $  99,346,984    $   2,104,939
 -OTC Contracts                     81,321,969      94,859,240          893,020
Energy                              39,406,151               0        2,582,805
Interest Rate U.S.                 128,723,410      20,658,535          (57,409)
Interest Rate
 Non-U.S.                          494,435,015     117,300,683         (389,818)
Grains                               3,521,825      31,295,014          694,742
Metals                              22,575,658      72,077,301        1,126,558
Indices                             24,509,712      15,044,568          453,162
Softs                                5,868,966      15,302,854         (141,817)
Livestock                            6,117,540           6,400           22,504
                                 -------------   -------------    -------------
Total                            $ 852,011,994   $ 465,891,579    $   7,288,686
                                 =============   =============    =============

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
        During the last two fiscal years and any subsequent interim period, no independent accountant who was engaged as the principal accountant to audit the Partnership's financial statements has resigned or was dismissed.
                                   PART III
Item 10.Directors and Executive Officers of the Registrant.
        The Partnership has no officers or directors and its affairs are managed by its General Partner, Smith Barney Futures Management Inc. Investment decisions will be made by Campbell & Company, Inc., Chesapeake Capital Corporation, John W. Henry & Company, Inc., Abraham Trading Co., Rabar Market Research, Inc. and AIS Futures Management, Inc. (collectively the "Advisors").
Item 11.Executive Compensation.
        The Partnership has no directors or officers. Its affairs are managed by Smith Barney Futures Management Inc., its General Partner, which receives compensation for its services, as set forth under "Item 1. Business." SB, an affiliate of the General Partner, is the commodity broker for the Partnership and receives brokerage commissions for such services, as described under "Item
1. Business." Brokerage commissions and clearing fees of $10,754,060 were paid for the year ended December 31, 1996. Management fees and incentive fees of $4,682,124 and $3,923,488, respectively, were paid or payable to the Advisors for the year ended December 31, 1996.

Item 12.    Security Ownership of Certain Beneficial Owners and
            Management.
            (a).  Security ownership of certain beneficial owners.
The Partnership knows of no person who beneficially owns more than 5% of the Units outstanding.
            (b). Security ownership of management. Under the terms of the Limited Partnership Agreement, the Partnership's affairs are managed by the General Partner. The General Partner owns Units of general partnership interest equivalent to 2,048.9308 Units (1.5%) of Limited Partnership Interest as of December 31, 1996.
            (c).  Changes in control.   None.
Item 13.   Certain Relationship and Related Transactions.
           Smith Barney Inc. and Smith Barney Futures Management Inc. would be considered promoters for purposes of item 404 (d) of Regulation S-K. The nature and the amounts of compensation each promoter will receive from the Partnership are set forth under "Item 1. Business" and "Item 11. Executive Compensation."

                                    PART IV
Item 14.    Exhibits, Financial Statement Schedules, and Reports on
            Form 8-K.
      (a) (1)  Financial Statements:
                  Statement of Financial Condition at December 31, 1996 and 1995. Statement of Income and Expenses for the years ended December 31, 1996, 1995 and for the period from January 12, 1994 (commencement of trading operations) to December 31, 1994. Statement of Partner's Capital for the years ended December 31, 1996, 1995, and 1994.
              (2) Financial Statement Schedules:  None.
              (3)  Exhibits:
          3.1 - Limited Partnership Agreement (filed as Exhibit 3.1 to the Registration Statement on Form S-1 (File No.
                 33-75056 and incorporated herein by reference).
          3.2 -  Certificate of Limited Partnership of the
                 Partnership as filed in the office of the County
                 Clerk of New York County on October 13, 1993 (filed as Exhibit 3.2 to the Registration Statement on Form
                 S-1 (File No. 33-75056) and incorporated herein by reference).
          10.1- Customer Agreement between the Partnership and Smith Barney (filed as Exhibit 10.1 to the Registration Statement on Form S-1 (File No. 33-75056) and incorporated herein by reference).
          10.3- Escrow Instructions relating to escrow of subscription funds (filed as Exhibit 10.3 to the Registration Statement on Form S-1 (File No. 33-
                 75056) and incorporated herein by reference).
          10.5-  Management Agreement among the Partnership, the
                 General Partner and Campbell & Company, Inc. (filed as Exhibit 10.5 to the Registration Statement on Form S-1 (File No. 33-75056) and incorporated herein by reference).
          10.6-  Management Agreement among the Partnership, the
                 General Partner and Colorado Commodity Management
                 Corp. (filed as Exhibit 10.6 to the Registration
                 Statement on Form S-1 (File No. 33-75056) and incorporated herein by reference).
          10.7-  Management Agreement among the Partnership, the
                 General Partner and John W. Henry & Company, Inc.
                 (filed as Exhibit 10.7 to the Registration Statement on Form S-1 (File No. 33-75056) and incorporated herein by reference).
          10.8-  Management Agreement among the Partnership, the
                 General Partner and Hyman Beck & Company (filed as
                 Exhibit 10.8 to the Registration Statement on Form
                 S-1 (File No. 33-75056) and incorporated herein by reference).
          10.9- Letter dated May 19, 1994 from the General Partner to Colorado Commodities Management Corp. terminating the Management Agreement (previously filed).
         10.10-  Management Agreement among the Partnership, the
                 General Partner and Chesapeake Capital Corp.
                 (previously filed).
         10.11-  Letters extending Management Agreements with John W.
                 Henry & Company, Inc., Hyman Beck & Company,
                 Campbell & Co., Inc. and Chesapeake Capital Corp.
                 (previously filed).

         10.12-  Management Agreement among the Partnership, the
                 General Partner and Abraham Trading Co. (previously
                 filed).
         10.13-  Management Agreement among the Partnership, the
                 General Partner and Rabar Market Research Inc.
                 (previously filed).
         10.14-  Management Agreement among the Partnership, the
                 General Partner and AIS Futures Management, Inc.
                 (filed herein).
         10.15- Letter dated October 1, 1996 from the General Partner to Hyman Beck & Company terminating the Management Agreement (filed herein).
         (b)  Reports on 8-K:   None Filed.

         Supplemental Information To Be Furnished With Reports Filed Pursuant To
Section 15(d) Of The Act by Registrants Which Have Not Registered Securities Pursuant To Section 12 Of the Act.




Annual Report to Limited Partners

                                  SIGNATURES

       Pursuant to the requirements of the Securities Act of 1933, the Registrant has duly caused this Registration Statement to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York and State of New York on the 24th day of March 1997.

SMITH BARNEY DIVERSIFIED FUTURES FUND L.P.


By:    Smith Barney Futures Management Inc.
       (General Partner)



By     /s/        David J. Vogel
       David J. Vogel, President & Director


       Pursuant to the requirements of the Securities Act of 1933, this Registration Statement has been signed below by the following persons in the capacities and on the date indicated.



/s/     David J. Vogel                    /s/     Jack H. Lehman III
David J. Vogel,                           Jack H. Lehman III
Director, Principal Executive             Chairman and Director
Officer and President



/s/      Michael Schaefer                 /s/    Daniel A. Dantuono
Michael Schaefer                          Daniel A. Dantuono
Director                                  Treasurer, Chief Financial
                                          Officer and Director



/s/  Philip M. Waterman, Jr.              /s/ Daniel R. McAuliffe, Jr.
Philip M. Waterman, Jr.                   Daniel R. McAuliffe, Jr.
Director and Vice-Chairman                Director




/s/ Steve J. Keltz                        /s/   Shelley Ullman
Steve J. Keltz                            Shelley Ullman
Secretary and Director                    Director