Form 10-Q
period 1997-03-31
SMITH BARNEY DIVERSIFIED FUTURES FUND LP
filed 1997-05-14
CIK 911503

FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                (X) QUARTERLY REPORT UNDER SECTION 13 or 15(d)

                    OF THE SECURITIES EXCHANGE ACT OF 1934

              OR ( ) TRANSITION REPORT UNDER SECTION 13 or 15(d)

                    OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter ended March 31, 1997

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


                                                                        Page
                                                                       Number

PART I - Financial Information:

            Item 1.     Financial Statements:

                        Statement of Financial Condition at
                        March 31, 1997 and December 31, 1996.            3

                        Statement of Income and Expenses and
                        Partners' Capital for the three months
                        ended March 31, 1997 and 1996.                   4

                        Notes to Financial Statements                  5 - 8

            Item 2.     Management's Discussion and Analysis
                        of Financial Condition and Results of
                        Operations                                     9 - 10

PART II - Other Information                                              11

                                     PART I
                          ITEM 1. FINANCIAL STATEMENTS




                   SMITH BARNEY DIVERSIFIED FUTURES FUND L.P.
                        STATEMENT OF FINANCIAL CONDITION



                                                      MARCH 31,     DECEMBER 31,
                                                        1997            1996
                                                    ------------    ------------
ASSETS:                                             (Unaudited)


Equity in commodity futures trading account:
  Cash and cash equivalents                         $168,794,171    $170,574,018
  Net unrealized appreciation on
    open futures contracts                             8,516,087       6,887,203
  Commodity options owned, at market
   value (cost $37,938 and $607,539, in
    1997 and 1996, respectively)                           6,725         442,696

                                                    ------------    ------------

                                                     177,316,983     177,903,917

Interest receivable                                      603,396         558,298

                                                    ------------    ------------

                                                    $177,920,379    $178,462,215

                                                    ============    ============

LIABILITIES AND PARTNERS' CAPITAL:

Liabilities:
 Accrued expenses:
  Commissions                                       $    831,108    $    831,169
  Management fees                                        411,260         412,599
  Other                                                   89,928         108,043
  Incentive fees                                         747,694       3,476,717
 Redemptions payable                                   2,491,393       2,005,213
 Commodity options written, at market value
    (premiums received $83,070)                                -          41,213

                                                    ------------    ------------
                                                       4,571,383       6,874,954

                                                    ------------    ------------
Partners' Capital:

General Partner, 2,048.9308 Unit
   equivalents outstanding in 1997 and 1996            2,670,781       2,561,901
Limited Partners, 130,938.0667 and
  135,181.6379 Units of Limited Partnership
  Interest outstanding in 1997 and 1996,
  respectively                                       170,678,215     169,025,360

                                                    ------------    ------------

                                                     173,348,996     171,587,261

                                                    ------------    ------------

                                                    $177,920,379    $178,462,215

                                                    ============    ============
See Notes to Financial Statements

                   SMITH BARNEY DIVERSIFIED FUTURES FUND L.P.
             STATEMENT OF INCOME AND EXPENSES AND PARTNERS' CAPITAL
                                   (UNAUDITED)


                                                THREE - MONTHS    THREE - MONTHS
                                                    ENDED             ENDED
                                                   MARCH 31,        MARCH 31,
                                                     1997             1996
                                                 -------------    --------------
Income:
  Net gains (losses) on trading of
    commodity futures:
    Realized gains (losses) on
      closed positions                           $   8,539,658    $    (842,886)
    Change in unrealized gains/losses on
      open positions                                 1,720,657       (8,831,850)
                                                 -------------    -------------

                                                    10,260,315       (9,674,736)
Less, brokerage commissions and clearing
  fees ($83,380 and $122,902, respectively)         (2,664,544)      (2,897,381)

                                                 -------------    -------------

  Net realized and unrealized gains (losses)         7,595,771      (12,572,117)


  Interest income                                    1,710,017        1,753,386

                                                 -------------    -------------

                                                     9,305,788      (10,818,731)

                                                 -------------    -------------

Expenses:

  Management fees                                    1,203,429        1,217,311
  Other  expense                                        49,159           88,619
  Incentive fees                                       747,694                -

                                                 -------------    -------------

                                                     2,000,282        1,305,930

                                                 -------------    -------------

  Net income (loss)                                  7,305,506      (12,124,661)

Additions                                                    -        2,035,483
Redemptions                                         (5,543,771)     (11,706,869)


                                                 -------------    -------------

Net increase (decrease) in
  Partners' capital                                  1,761,735      (21,796,047)

Partners' capital, beginning of period             171,587,261      194,190,428
                                                 -------------    -------------

Partners' capital, end of period                 $ 173,348,996    $ 172,394,381

                                                 =============    =============

Net asset value per Unit
   (132,986.9975 and 168,479.3926 Units
   outstanding at March 31, 1997 and
   1996, respectively)                           $    1,303.50    $    1,023.24

                                                 =============    =============

Net income (loss) per Unit of Limited
   Partnership Interest and General
   Partnership Unit equivalent                   $       53.14    $      (68.42)

                                                 =============    =============

See Notes to Financial Statements.

                  SMITH BARNEY DIVERSIFIED FUTURES FUND L.P.
                         NOTES TO FINANCIAL STATEMENTS
                                March 31, 1997
                                  (Unaudited)

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

        Smith Barney Futures Management Inc. acts as the general partner (the "General Partner") of the Partnership. Smith Barney Inc. ("SB"), an affiliate of the General Partner, acts as commodity broker for the Partnership. All trading decisions are made for the Partnership by Campbell & Company, Inc., John W. Henry & Company, Inc., Chesapeake Capital Corporation, Abraham Trading Company, Rabar Market Research, Inc. and AIS Futures Management, Inc. (collectively, the "Advisors").

      The accompanying financial statements are unaudited but, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Partnership's financial condition at March 31, 1997 and the results of its operations for the three months ended March 31, 1997 and 1996. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. It is suggested that these financial statements be read in conjunction with the financial statements and notes included in the Partnership's annual report on Form 10-K filed with Securities and Exchange Commission for the year ended December 31, 1996.

      Due to the nature of commodity trading, the results of operations for the interim periods presented should not be considered indicative of the results that may be expected for the entire year.

                  SMITH BARNEY DIVERSIFIED FUTURES FUND L.P.
                         NOTES TO FINANCIAL STATEMENTS
                                  (continued)


2.   Net Asset Value Per Unit:

      Changes in net asset value per Unit for the three months ended March 31, 1997 and 1996, were as follows:

                                              THREE-MONTHS ENDED
                                                  MARCH 31
                                             1997          1996

Net realized and unrealized
 gains (losses)                           $   55.19     $   (70.97)
Interest income                               12.56           9.94
Expenses                                     (14.61)        ( 7.39)
                                          ----------     ----------

Increase (decrease) for period                53.14         (68.42)

Net Asset Value per Unit,
  beginning of period                      1,250.36       1,091.66
                                          ----------     ----------

Net Asset Value per Unit,
  end of period                           $1,303.50      $1,023.24
                                          ==========     ==========



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

      All of the commodity interests owned by the Partnership are held for trading purposes. The fair value of these commodity interests, including options thereon, at March 31, 1997 was $8,522,812 and the average fair value during the three months then ended, based on monthly calculation, was $13,780,877.

4.   Financial Instrument Risk:

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

      The notional or contractual amounts of these instruments, while not recorded in the financial statements, reflect the extent of the Partnership's involvement in these instruments. At March 31, 1997, the notional or contractual amounts of the Partnership's commitment to purchase and sell these instruments was $344,823,521 and $1,258,341,081, respectively, as detailed below. All of these instruments mature within one year of March 31, 1997. However, due to the nature of the Partnership's business, these instruments may not be held to maturity. At March 31, 1997, the fair value of the Partnership's derivatives, including options thereon, was $8,522,812, as detailed below.

                                 NOTIONAL OR CONTRACTUAL
                                  AMOUNT OF COMMITMENTS
                               TO PURCHASE       TO SELL             FAIR VALUE
Currencies:
- Exchange Traded contracts  $ 22,189,840      $   89,080,665      $   98,733
- OTC Contracts                55,478,615          85,124,469        (766,933)
Energy                         14,203,779          18,907,399        (521,654)
Interest Rates U.S.                     0         324,516,241       2,404,849
Interest Rates Non U.S.        76,628,913         678,338,113         742,551
Grains                         58,856,993           1,782,480       5,077,801
Metals                         57,372,543          34,104,056         586,576
Indices                        38,211,998           9,376,219      (1,212,892)
Softs                          15,283,370          16,207,989       2,211,801
Livestock                       6,597,470             903,450         (98,020)
                            --------------       -------------     -----------

Totals                       $344,823,521      $1,258,341,081      $8,522,812
                             =============     ===============     ===========

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations.


Liquidity and Capital Resources

     The Partnership does not engage in the sale of goods or services. Its only assets are its equity in its commodity futures trading account, consisting of cash and cash equivalents, net unrealized appreciation (depreciation) on open futures contracts and interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership. While substantial losses could lead to a decrease in liquidity, no such losses occurred during the first quarter of 1997.

     The Partnership's capital consists of the capital contributions of the partners as increased or decreased by gains or losses on commodity futures trading, expenses, interest income, additions and redemptions of Units and distributions of profits, if any.

     For the three months ended March 31, 1997, Partnership capital increased 1.0% from $171,587,261 to $173,348,996. This increase was attributable to a net gain from operations of $7,305,506 which was partially offset by redemptions of 4,243.5712 units totaling $5,543,771. Future redemptions can impact the amount of funds available for investments in commodity contract positions in subsequent periods.

Results of Operations

     During the Partnership's first quarter of 1997, the net asset value per Unit increased 4.2% from $1,250.36 to $1,303.50, as compared to a decrease of 6.3% in the first quarter of 1996. The Partnership experienced a net trading gain before commissions and expenses in the first quarter of 1997 of
$10,260,315. Gains were recognized in the trading of commodity futures in currencies, grains, softs, indices, metals and U.S. interest rates. These gains were partially offset by losses recognized in the trading of energy products, livestock and non-U.S. interest rates. The Partnership experienced a net trading loss before commissions and expenses in the first quarter of 1996 of $9,674,736. Losses were recognized in indices, metals, energy and agricultural products and were partially offset by gains in currencies and interest rates.

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

     Interest income on 80% of the Partnership's daily equity maintained in cash was earned on the monthly average 30-day Treasury bill rate. Interest income for the three months ended March 31, 1997 decreased by $43,369 as compared to the corresponding period in 1996. The decrease in interest income is primarily due to the effect of redemptions on the Partnership's equity maintained in cash.

     Brokerage commissions are calculated on the Partnership's net asset value as of the last day of each month and, therefore, vary according to trading performance and redemptions. Commissions for the three months ended March 31, 1997 decreased by $232,837, as compared to the corresponding period in 1996.

     Management fees are calculated on the portion of the Partnership's net asset value allocated to each Advisor at the end of the month and, therefore, are affected by trading performance and redemptions. Management fees for the three months ended March 31, 1997 decreased by $13,882 as compared to the corresponding period in 1996.

     Incentive fees are based on the new trading profits generated by each Advisor at the end of the quarter, as defined in the advisory agreements between the Partnership, the General Partner and each Advisor. Trading performance resulted in incentive fees for the three months ended March 31, 1997 of $747,694. No incentive fees were earned for the corresponding period in 1996.

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

Date:   5/12/97


        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:     Smith Barney Futures Management Inc.
       (General Partner)


By:     /s/ David J. Vogel, President
        David J. Vogel, President


Date:   5/12/97

By     /s/ Daniel A. Dantuono
       Daniel A. Dantuono
       Chief Financial Officer and
       Director

Date:  5/12/97