Form 10-Q
period 1997-06-30
SMITH BARNEY DIVERSIFIED FUTURES FUND LP
filed 1997-08-14
CIK 911503

FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                (X) QUARTERLY REPORT UNDER SECTION 13 or 15(d)

                    OF THE SECURITIES EXCHANGE ACT OF 1934

              OR ( ) TRANSITION REPORT UNDER SECTION 13 or 15(d)

                    OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter ended June 30, 1997

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


                                                                        Page
                                                                       Number

PART I - Financial Information:

            Item 1.     Financial Statements:

                        Statement of Financial Condition at
                        June 30, 1997 and December 31, 1996.               3

                        Statement of Income and Expenses and
                        Partners' Capital for the three and
                        six months ended June 30, 1997 and
                        1996.                                              4


                        Notes to Financial Statements                    5 - 8

            Item 2.     Management's Discussion and Analysis
                        of Financial Condition and Results of
                        Operations                                       9 - 10

PART II - Other Information                                                11

                                     PART I
                          ITEM 1. FINANCIAL STATEMENTS


                   SMITH BARNEY DIVERSIFIED FUTURES FUND L.P.
                        STATEMENT OF FINANCIAL CONDITION



                                                       JUNE 30,     DECEMBER 31,
                                                         1997          1996
                                                     ------------   ------------
ASSETS:                                              (Unaudited)


Equity in commodity futures trading account:
  Cash and cash equivalents                          $153,983,471   $170,574,018

  Net unrealized appreciation on open
   futures contracts                                    4,784,924      6,887,203
  Commodity options owned, at market
   value (cost $103,817 and $607,539, in
    1997 and 1996, respectively)                           70,217        442,696

                                                     ------------   ------------

                                                      158,838,612    177,903,917

Interest receivable                                       495,679        558,298

                                                     ------------   ------------

                                                     $159,334,291   $178,462,215

                                                     ============   ============

LIABILITIES AND PARTNERS' CAPITAL:

Liabilities:
 Accrued expenses:
  Commissions                                        $    720,278   $    831,169
  Management fees                                         356,401        412,599
  Other                                                    91,919        108,043
  Incentive fees                                                -      3,476,717
  Redemptions payable                                   1,106,091      2,005,213
  Commodity options written, at market value
    (premiums received $83,070 in 1996)                         -         41,213

                                                     ------------   ------------
                                                        2,274,689      6,874,954

                                                     ------------   ------------
Partners' Capital:

General Partner, 2,048.9308 Unit
   equivalents outstanding in 1997 and 1996             2,473,141      2,561,901
Limited Partners, 128,070.6492 and
  135,181.6379 Units of Limited Partnership
  Interest outstanding in 1997 and 1996,
  respectively                                        154,586,461    169,025,360

                                                     ------------   ------------

                                                      157,059,602    171,587,261

                                                     ------------   ------------

                                                     $159,334,291   $178,462,215

                                                     ============   ============
See Notes to Financial Statements

                   SMITH BARNEY DIVERSIFIED FUTURES FUND L.P.
             STATEMENT OF INCOME AND EXPENSES AND PARTNERS' CAPITAL
                                   (UNAUDITED)






                                                                         THREE-MONTHS ENDED                SIX-MONTHS ENDED
                                                                               JUNE 30,                         JUNE 30,
                                                                   ------------------------------    ------------------------------
                                                                        1997             1996             1997            1996
                                                                   ------------------------------    ------------------------------


Income:
  Net gains on trading of commodity futures:
    Realized gains (losses) on closed positions                    $  (7,058,923)   $  11,020,258    $   1,480,735    $  10,177,362
    Change in unrealized gains/losses  on open positions              (3,733,550)      (2,260,925)      (2,012,893)     (11,092,765)

                                                                   -------------    -------------    -------------    -------------

                                                                     (10,792,473)       8,759,333         (532,158)        (915,403)
Less, brokerage commissions and clearing fees
  ( $80,128,  $96,741, $163,508  and $219,643,
   respectively)                                                      (2,465,556)      (2,677,183)      (5,130,100)      (5,574,564)
                                                                   -------------    -------------    -------------    -------------


  Net realized and unrealized gains (losses)                         (13,258,029)       6,082,150       (5,662,258)      (6,489,967)

  Interest income                                                      1,608,072        1,710,394        3,318,089        3,463,780
                                                                   -------------    -------------    -------------    -------------

                                                                     (11,649,957)       7,792,544       (2,344,169)      (3,026,187)

                                                                   -------------    -------------    -------------    -------------

Expenses:
  Management fees                                                      1,107,294        1,158,733        2,310,723        2,376,044
  Incentive fees                                                               0          446,772          747,694          446,772
  Other  expense                                                          46,979           66,353           96,138          154,972
                                                                   -------------    -------------    -------------    -------------

                                                                       1,154,273        1,671,858        3,154,555        2,977,788

                                                                   -------------    -------------    -------------    -------------


  Net income (loss)                                                  (12,804,230)       6,120,686       (5,498,724)      (6,003,975)


Additions                                                                252,639                0          252,639        2,035,483
Redemptions                                                           (3,737,803)     (13,674,871)      (9,281,574)     (25,381,740)

                                                                   -------------    -------------    -------------    -------------

Net decrease in Partners' capital                                    (16,289,394)      (7,554,185)     (14,527,659)     (29,350,232)

Partners' capital, beginning of period                               173,348,996      172,394,381      171,587,261      194,190,428
                                                                   -------------    -------------    -------------    -------------

Partners' capital, end of period                                   $ 157,059,602    $ 164,840,196    $ 157,059,602    $ 164,840,196

                                                                   =============    =============    =============    =============
Net asset value per Unit
  ( 130,119.5800 and 155,566.8362  Units outstanding
   at June 30, 1997 and 1996, respectively)                        $    1,207.04    $    1,059.61    $    1,207.04    $    1,059.61

                                                                   =============    =============    =============    =============
Net income (loss) per Unit of Limited Partnership
   Interest and General Partnership Unit equivalent                $      (96.46)   $       36.37    $      (43.32)   $      (32.05)

                                                                   =============    =============    =============    =============


                  SMITH BARNEY DIVERSIFIED FUTURES FUND L.P.
                         NOTES TO FINANCIAL STATEMENTS
                                 June 30, 1997
                                  (Unaudited)

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

      The accompanying financial statements are unaudited but, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Partnership's financial condition at June 30, 1997 and the results of its operations for the three and six months ended June 30, 1997 and 1996. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. It is suggested that these financial statements be read in conjunction with the financial statements and notes included in the Partnership's annual report on Form 10-K filed with Securities and Exchange Commission for the year ended December 31, 1996.

      Due to the nature of commodity trading, the results of operations for the interim periods presented should not be considered indicative of the results that may be expected for the entire year.

                  SMITH BARNEY DIVERSIFIED FUTURES FUND L.P.
                         NOTES TO FINANCIAL STATEMENTS
                                  (continued)


2.   Net Asset Value Per Unit:

      Changes in net asset value per Unit for the three and six months ended June 30, 1997 and 1996, were as follows:

                                 THREE-MONTHS ENDED        SIX-MONTHS ENDED
                                     JUNE  30,                 JUNE 30,
                                 1997         1996         1997         1996

Net realized and unrealized
 gains (losses)              $   (99.89)   $    36.12   $   (44.70)  $   (34.85)
Interest income                   12.16         10.32        24.72        20.26
Expenses                          (8.73)       (10.07)      (23.34)      (17.46)
                             ----------    ----------   ----------   ----------

Increase (decrease) for
 period                          (96.46)        36.37       (43.32)      (32.05)

Net Asset Value per Unit,
  beginning of period          1,303.50      1,023.24     1,250.36     1,091.66
                             ----------    ----------   ----------   ----------

Net Asset Value per Unit,
  end of period              $ 1,207.04    $ 1,059.61   $ 1,207.04   $ 1,059.61
                             ==========    ==========   ==========   ==========


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

      All of the commodity interests owned by the Partnership are held for trading purposes. The fair value of these commodity interests, including options thereon, at June 30, 1997 was $4,855,141 and the average fair value during the six months then ended, based on monthly calculation, was $9,389,130.

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

      The notional or contractual amounts of these instruments, while not recorded in the financial statements, reflect the extent of the Partnership's involvement in these instruments. At June 30, 1997, the notional or contractual amounts of the Partnership's commitment to purchase and sell these instruments was $1,584,917,211 and $571,741,956, respectively, as detailed below. All of these instruments mature within one year of June 30, 1997. However, due to the nature of the Partnership's business, these instruments may not be held to maturity. At June 30, 1997, the fair value of the Partnership's derivatives, including options thereon, was $4,855,141, as detailed below.

                                    NOTIONAL OR CONTRACTUAL
                                     AMOUNT OF COMMITMENTS
                                TO PURCHASE       TO SELL           FAIR VALUE

Currencies:
- Exchange Traded Contracts    $   56,217,194   $   87,536,459   $       50,820
- OTC Contracts                   151,990,765      113,182,957         (478,530)
Energy                                598,580       45,225,589       (1,378,922)
Interest Rates U.S.               359,634,615                0        1,096,912
Interest Rates Non U.S.           840,496,113      183,632,090        1,238,355
Grains                              5,898,845       54,949,909        2,464,714
Metals                             49,323,803       82,856,899        1,111,146
Indices                            79,957,470                0           25,295
Softs                              37,602,093        4,155,333          659,168
Livestock                           3,197,733          202,720           66,183
                               --------------   --------------   --------------

Totals                         $1,584,917,211   $  571,741,956   $    4,855,141
                               ==============   ==============   ==============


5.   Subsequent Event:

        Telesis Management Inc. was added as an advisor to the Partnership effective August 1, 1997.

Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations.


Liquidity and Capital Resources

      The Partnership does not engage in the sale of goods or services. Its only assets are its equity in its commodity futures trading account, consisting of cash and cash equivalents, net unrealized appreciation (depreciation) on open futures contracts and interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership. While substantial losses could lead to a decrease in liquidity, no such losses occurred during the second quarter of 1997.

      The Partnership's capital consists of the capital contributions of the partners as increased or decreased by gains or losses on commodity futures trading, expenses, interest income, additions and redemptions of Units and distributions of profits, if any.

      For the six months ended June 30, 1997, Partnership capital decreased 8.5% from $171,587,261 to $157,059,602. This decrease was attributable to a net loss from operations of $5,498,724 coupled with redemptions of 7,306.1774 units totaling $9,281,574 which was partially offset by the addition of 195.1887 Units totaling $252,639 for the six months ended June 30, 1997. Future redemptions can impact the amount of funds available for investments in commodity contract positions in subsequent periods.

Results of Operations

      During the Partnership's second quarter of 1997, the net asset value per Unit decreased 7.4% from $1,303.50 to $1,207,04, as compared to an increase of 3.6% in the second quarter of 1996. The Partnership experienced a net trading loss before commissions and expenses in the second quarter of 1997 of $10,792,473. Losses were recognized in the trading of commodity futures in currencies, energy products, U.S. and non U.S. interest rates and livestock and were partially offset by gains in grains, indices, metals and softs. The Partnership experienced a net trading gain before commissions and expenses in the second quarter of 1996 of $8,759,333. Gains were recognized in currencies, metals, energy and agricultural products and were partially offset by losses in indices and interest rates.

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

      Interest income on 80% of the Partnership's daily equity maintained in cash was earned on the monthly average 30-day Treasury bill rate. Interest income for the three and six months ended June 30, 1997 decreased by $102,322 and $145,691, respectively, as compared to the corresponding periods in 1996. The decrease in interest income is primarily due to the effect of negative trading performance and redemptions on the Partnership's equity maintained in cash.

      Brokerage commissions are calculated on the Partnership's net asset value as of the last day of each month and, therefore, vary according to trading performance and redemptions. Commissions for the three and six months ended June 30, 1997 decreased by $211,627 and $444,464, respectively, as compared to the corresponding periods in 1996.

      Management fees are calculated on the portion of the Partnership's net asset value allocated to each Advisor at the end of the month and, therefore, are affected by trading performance and redemptions. Management fees for the three and six months ended June 30, 1997 decreased by $51,439 and $65,321, respectively, as compared to the corresponding periods in 1996.

      Incentive fees are based on the new trading profits generated by each Advisor at the end of the quarter, as defined in the advisory agreements between the Partnership, the General Partner and each Advisor. Trading performance resulted in incentive fees for the three and six months ended June 30, 1997 of $0 and $747,694, respectively. Trading performance for the three months ended June 30, 1996 resulted in incentive fees of $446,772. There were no incentive fees earned in the first quarter of 1996.

                           PART II OTHER INFORMATION

Item 1.     Legal Proceedings - None

Item 2.     Changes in Securities - None

Item 3.     Defaults Upon Senior Securities - None

Item 4.     Submission of Matters to a Vote of Security Holders -
            None

Item 5.     Other Information - None

Item 6.     (a) Exhibits
             10.8 Letter dated June 24, 1997 from the General Partner to Rabar Market Research revising the terms of incentive fee payment.


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


Date:    8/13/97


      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:   Smith Barney Futures Management Inc.
      (General Partner)


By:   /s/ David J. Vogel, President
      David J. Vogel, President


Date:    8/13/97

By:   /s/ Daniel A. Dantuono
      Daniel A. Dantuono
      Chief Financial Officer and
      Director

Date:    8/13/97