Form 10-Q
period 1997-09-30
SMITH BARNEY DIVERSIFIED FUTURES FUND LP
filed 1997-11-13
CIK 911503

FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                (X) QUARTERLY REPORT UNDER SECTION 13 or 15(d)

                    OF THE SECURITIES EXCHANGE ACT OF 1934

              OR ( ) TRANSITION REPORT UNDER SECTION 13 or 15(d)

                    OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter ended September 30, 1997

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

                        Statement of Financial Condition at
                        September 30, 1997 and December 31,
                        1996.                                              3

                        Statement of Income and Expenses and
                        Partners' Capital for the three and
                        nine months ended September 30, 1997
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

                                     PART I
                          ITEM 1. FINANCIAL STATEMENTS




                   SMITH BARNEY DIVERSIFIED FUTURES FUND L.P.
                        STATEMENT OF FINANCIAL CONDITION



                                                         SEPTEMBER 30,     DECEMBER 31,
                                                             1997            1996
                                                         --------------   ------------
                                                         (Unaudited)
ASSETS:

Equity in commodity futures trading account:
  Cash and cash equivalents                               $145,091,046   $170,574,018

  Net unrealized appreciation on open futures contracts      7,597,750      6,887,203
  Commodity options owned, at market
   value (cost $12,450 and $607,539, in
   1997 and 1996, respectively)                                  6,895        442,696

                                                          ------------   ------------

                                                           152,695,691    177,903,917

Interest receivable                                            479,837        558,298

                                                          ------------   ------------

                                                          $153,175,528   $178,462,215

                                                          ============   ============

LIABILITIES AND PARTNERS' CAPITAL:

Liabilities:
 Accrued expenses:
  Commissions                                             $    692,437   $    831,169
  Management fees                                              342,113        412,599
  Other                                                         79,995        108,043
  Incentive fees                                                61,031      3,476,717
Redemptions payable                                          2,475,665      2,005,213
Commodity options written, at market value
   (premiums received $83,070 in 1996)                              --         41,213

                                                          ------------   ------------
                                                             3,651,241      6,874,954

                                                          ------------   ------------
Partners' Capital

General Partner, 2,048.9308 Unit
   equivalents outstanding in 1997 and 1996                  2,504,633      2,561,901
Limited Partners, 120,270.7434 and
  135,181.6379 Units of Limited Partnership
  Interest outstanding in 1997 and 1996,
  respectively                                             147,019,654    169,025,360

                                                          ------------   ------------

                                                           149,524,287    171,587,261

                                                          ------------   ------------

                                                          $153,175,528   $178,462,215

                                                          ============   ============

See Notes to Financial Statements

                   SMITH BARNEY DIVERSIFIED FUTURES FUND L.P.
             STATEMENT OF INCOME AND EXPENSES AND PARTNERS' CAPITAL
                                   (UNAUDITED)





                                                                   THREE-MONTHS     THREE-MONTHS     NINE-MONTHS       NINE-MONTHS
                                                                      ENDED            ENDED           ENDED              ENDED
                                                                   SEPTEMBER 30,    SEPTEMBER 30,    SEPTEMBER 30,     SEPTEMBER 30,
                                                                       1997             1996            1997               1996

                                                                   -------------    -------------    -------------    --------------

Income:
Net gains (losses) on trading of commodity futures:
   Realized gains (losses) on closed positions                     $   1,272,924    $  (1,262,655)   $   2,753,659    $   8,914,707
   Change in unrealized gains /losses on open positions                2,840,871        7,325,730          827,978       (3,767,035)

                                                                   -------------    -------------    -------------    -------------

                                                                       4,113,795        6,063,075        3,581,637        5,147,672
Less, brokerage commissions and clearing
  fees ($83,076, $94,466, $246,584 and $314,109,
  respectively)                                                       (2,451,605)      (2,477,914)      (7,581,705)      (8,052,478)

                                                                   -------------    -------------    -------------    -------------

Net realized and unrealized gains (losses)                             1,662,190        3,585,161       (4,000,068)      (2,904,806)

  Interest income                                                      1,579,945        1,554,404        4,898,034        5,018,184

                                                                   -------------    -------------    -------------    -------------

                                                                       3,242,135        5,139,565          897,966        2,113,378

                                                                   -------------    -------------    -------------    -------------

Expenses:
  Management fees                                                      1,100,450        1,086,149        3,411,173        3,462,193
  Other expense                                                           15,220           64,439          111,358          219,411
  Incentive fees                                                          61,032               --          808,726          446,772

                                                                   -------------    -------------    -------------    -------------

                                                                       1,176,702        1,150,588        4,331,257        4,128,376

                                                                   -------------    -------------    -------------    -------------

Net income (loss)                                                      2,065,433        3,988,977       (3,433,291)      (2,014,998)

Additions                                                                 42,621               --          295,260        2,035,483
Redemptions                                                           (9,643,369)     (13,060,839)     (18,924,943)     (38,442,579)


                                                                   -------------    -------------    -------------    -------------
Net decrease in Partners' capital                                     (7,535,315)      (9,071,862)     (22,062,974)     (38,422,094)

Partners' capital, beginning of period                               157,059,602      164,840,196      171,587,261      194,190,428

                                                                   -------------    -------------    -------------    -------------

Partners' capital, end of period                                   $ 149,524,287    $ 155,768,334    $ 149,524,287    $ 155,768,334

                                                                   =============    =============    =============    =============
Net Asset Value per Unit
  (122,319.6742    and 143,145.4075 Units outstanding
  at September 30, 1997 and 1996, respectively)                    $    1,222.41    $    1,088.18    $    1,222.41    $    1,088.18

                                                                   =============    =============    =============    =============
Net income (loss) per Unit of Limited Partnership
   Interest and General Partner Unit equivalent                    $       15.37    $       28.57    $      (27.95)   $       (3.48)

                                                                   =============    =============    =============    =============




                  SMITH BARNEY DIVERSIFIED FUTURES FUND L.P.
                         NOTES TO FINANCIAL STATEMENTS
                              September 30, 1997
                                  (Unaudited)

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

     Smith Barney Futures Management Inc. acts as the general partner (the "General Partner") of the Partnership. Smith Barney Inc. ("SB"), an affiliate of the General Partner, acts as commodity broker for the Partnership. All trading decisions are made for the Partnership by Campbell & Company, Inc., John W. Henry & Company, Inc., Chesapeake Capital Corporation, Abraham Trading Company, Rabar Market Research, Inc., AIS Futures Management, Inc. and Telesis Management Inc. (collectively, the "Advisors"). Telesis Management Inc. was added as an advisor to the Partnership effective August 1, 1997.

      The accompanying financial statements are unaudited but, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Partnership's financial condition at September 30, 1997 and the results of its operations for the three and nine months ended September 30, 1997 and 1996. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. It is suggested that these financial statements be read in conjunction with the financial statements and notes included in the Partnership's annual report on Form 10-K filed with Securities and Exchange Commission for the year ended December 31, 1996.

      Due to the nature of commodity trading, the results of operations for the interim periods presented should not be considered indicative of the results that may be expected for the entire year.

                  SMITH BARNEY DIVERSIFIED FUTURES FUND L.P.
                         NOTES TO FINANCIAL STATEMENTS
                                  (continued)


2.   Net Asset Value Per Unit:

      Changes in net asset value per Unit for the three and nine months ended September 30, 1997 and 1996, were as follows:

                                 NINE-MONTHS ENDED       THREE-MONTHS ENDED
                                   SEPTEMBER 30,            SEPTEMBER 30,
                                  1997        1996        1997        1996

Net realized and unrealized
 gains (losses)                  $12.20      $25.91     $(32.50)     $(8.94)
Interest income                   12.37       10.25       37.09       30.50
Expenses                          (9.20)      (7.59)     (32.54)     (25.04)
                                --------    --------    --------    --------

Increase (decrease) for
 period                           15.37       28.57      (27.95)      (3.48)

Net Asset Value per Unit,
  beginning of period          1,207.04    1,059.61    1,250.36    1,091.66
                               --------    --------    --------    --------

Net Asset Value per Unit,
  end of period               $1,222.41   $1,088.18   $1,222.41   $1,088.18
                               ========    ========    ========    ========


3.  Trading Activities:

      The Partnership was formed for the purpose of trading contracts in a variety of commodity interests, including derivative financial instruments and derivative commodity instruments. The results of the Partnership's trading activity are shown in the statement of income and expenses.

      The  Customer   Agreement   between  the  Partnership  and  SB  gives  the
Partnership the legal right to net unrealized gains and losses.

      All of the commodity interests owned by the Partnership are held for trading purposes. The fair value of these commodity interests, including options thereon, at September 30, 1997 was $7,604,645 and the average fair value during the nine months then ended, based on monthly calculation, was $10,136,135.

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

      The notional or contractual amounts of these instruments, while not recorded in the financial statements, reflect the extent of the Partnership's involvement in these instruments. At September 30, 1997, the notional or contractual amounts of the

Partnership's commitment to purchase and sell these instruments was $1,419,810,733 and $406,122,482, respectively, as detailed below. All of these instruments mature within one year of September 30, 1997. However, due to the nature of the Partnership's business, these instruments may not be held to maturity. At September 30, 1997, the fair value of the Partnership's derivatives, including options thereon, was $7,604,645, as detailed below.

                                    NOTIONAL OR CONTRACTUAL
                                     AMOUNT OF COMMITMENTS
                                  TO PURCHASE       TO SELL           FAIR VALUE


Currencies:
- Exchange Traded Contracts    $    8,792,183   $   64,240,005   $      (41,361)
- OTC Contracts                   143,530,634      167,377,796         (200,063)
Energy                             54,737,660        6,811,070         (307,495)
Interest Rates U.S.               875,912,056       72,892,025        6,135,266
Interest Rates Non U.S.           264,007,932                0          593,822
Grains                             11,685,485       15,608,828          330,875
Metals                             36,195,935       34,939,209           (6,673)
Indices                            31,887,249       19,114,314        1,252,424
Softs                              16,097,679       21,722,255         (206,241)
Livestock                             334,890        3,416,980           54,091
                               --------------   --------------   --------------

Totals                         $1,419,810,733   $  406,122,482   $    7,604,645
                               ==============   ==============   ==============


5.  Pending Merger:

         On September 24, 1997, Travelers Group Inc. ("Travelers") and Salomon Inc ("Salomon") announced an agreement and plan of merger pursuant to which Salomon will become a wholly owned subsidiary of Travelers and Smith Barney Holdings Inc., the parent company of Smith Barney Inc. and Smith Barney Futures Management Inc., will be merged into Salomon forming Salomon Smith Barney Holdings Inc. The transaction is expected to be completed by year-end 1997.

Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations.


Liquidity and Capital Resources

      The Partnership does not engage in the sale of goods or services. Its only assets are its equity in its commodity futures trading account, consisting of cash and cash equivalents, net unrealized appreciation (depreciation) on open futures contracts and interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership. While substantial losses could lead to a decrease in liquidity, no such losses occurred during the third quarter of 1997.

      The Partnership's capital consists of the capital contributions of the partners as increased or decreased by gains or losses on commodity futures trading, expenses, interest income, additions and redemptions of Units and distributions of profits, if any.

      For the nine months ended September 30, 1997, Partnership capital decreased 12.9% from $171,587,261 to $149,524,287. This decrease was attributable to a net loss from operations of $3,433,291 coupled with the redemption of 15,140.4279 Units totaling $18,924,943 which was partially offset by the addition of 229.5334 Units totaling $295,260 for the nine months ended September 30, 1997. Future redemptions can impact the amount of funds available for investments in commodity contract positions in subsequent periods.

Results of Operations

      During the Partnership's third quarter of 1997, the net asset value per Unit increased 1.3% from $1,207.04 to $1,222.41, as compared to an increase of 2.7% in the third quarter of 1996. The Partnership experienced a net trading gain before commissions and expenses in the third quarter of 1997 of $4,113,795. Gains were recognized in the trading of commodity futures in currencies, U.S. and non U.S. interest rates and indices and were partially offset by losses in grains, livestock, metals, energy products and softs. The Partnership experienced a net trading gain before commissions and expenses in the third quarter of 1996 of $6,063,075. Gains were recognized in interest rates, metals and energy products and were partially offset by losses in indices, agricultural products and currencies.

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

      Interest income on 80% of the Partnership's daily equity maintained in cash was earned on the monthly average 30-day Treasury bill rate. Interest income for the three months ended September 30, 1997 increased by $25,541 as compared to the corresponding period in 1996. This increase is the result of a higher average daily cash balance during the third quarter of 1997 as compared to 1996. Interest income for the nine months ended September 30, 1997 decreased by $120,150 as compared to the corresponding period in 1996 primarily due to the effect of negative trading performance and redemptions on the Partnership's equity maintained in cash.

      Brokerage commissions are calculated on the Partnership's net asset value as of the last day of each month and, therefore, vary according to trading performance and redemptions. Commissions for the three and nine months ended September 30, 1997 decreased by $26,309 and $470,773, respectively, as compared to the corresponding periods in 1996.

      Management fees are calculated on the portion of the Partnership's net asset value allocated to each Advisor at the end of the month and, therefore, are affected by trading performance and redemptions. Management fees for the three months ended September 30, 1997 increased by $14,301 as compared to the corresponding period in 1996. Management fees for the nine months ended September 30, 1997 decreased by $51,020 as compared to the corresponding period in 1996.

      Incentive fees are based on the new trading profits generated by each Advisor at the end of the quarter, as defined in the advisory agreements between the Partnership, the General Partner and each Advisor. Trading performance resulted in incentive fees for the three and nine months ended September 30, 1997 of $61,032 and $361,954, respectively. Trading performance for the nine months ended September 30, 1996 resulted in incentive fees of $446,772.

                           PART II OTHER INFORMATION

Item 1.     Legal Proceedings - None

Item 2.     Changes in Securities and Use of Proceeds - None

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


Date:    11/12/97


      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:   Smith Barney Futures Management Inc.
      (General Partner)


By:   /s/ David J. Vogel, President
      David J. Vogel, President


Date:    11/12/97

By:   /s/ Daniel A. Dantuono
      Daniel A. Dantuono
      Chief Financial Officer and
      Director

Date:    11/12/97