Form 10-K
period 1997-12-31
SMITH BARNEY DIVERSIFIED FUTURES FUND LP
filed 1998-03-31
CIK 911503

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                  Annual Report Pursuant to Section 13 or 15(d)

                     of the Securities Exchange Act of 1934

                      For the year ended December 31, 1997

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

Item 1. Business.

         (a) General development of business. Smith Barney Diversified Futures Fund L.P. ("Partnership") is a limited partnership organized under the laws of the State of New York, on August 13, 1993 to engage in speculative trading of a diversified portfolio of commodity interests, including futures contracts, options and forwards. The commodity interests that are traded by the Partnership are volatile and involve a high degree of market risk. The Partnership commenced trading operations on January 12, 1994. A total of 150,000 Units of Limited Partnership Interest in the Partnership ("Units") were offered to the public. A Registration Statement on Form S-1 relating to the public offering became effective on October 29, 1993. Between October 29, 1993 and January 11, 1994, 75,615 Units were sold to the public at $1,000 per Unit. Proceeds of the offering were held in an escrow account and were transferred, along with the General Partner's contribution of $781,000 to the Partnership's trading account on January 12, 1994 when the Partnership commenced trading. An additional 150,000 Units were registered on a Registration Statement on Form S-1 effective February 17, 1994. Sales of additional Units and additional General Partner's contributions and redemptions of Units for the year ended December 31, 1997 are reported in the Statement of Partners' Capital on page F-5 under "Item 8. Financial Statements and Supplementary Data."

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

     Smith Barney Futures Management Inc. acts as the general partner (the "General Partner") of the Partnership and is a wholly owned subsidiary of Smith Barney Inc. ("SB"). SB acts as commodity broker for the Partnership. On November 28, 1997, Smith Barney Holdings Inc. was merged with Salomon Inc to form Salomon Smith Barney Holdings Inc. ("SSBH"), a wholly owned subsidiary of Travelers Group Inc. SB is a wholly owned subsidiary of SSBH.

         The Partnership's trading of futures contracts on commodities is done on United States and foreign commodity exchanges. It engages in such trading through a commodity brokerage account maintained with SB.

     As of December 31, 1997, all commodity trading decisions are made for the Partnership by Campbell & Company, Inc., John W. Henry & Company, Inc. ("JWH"), Chesapeake Capital Corporation, Abraham Trading Co., Rabar Market Research

Inc.("Rabar"), Telesis Management Inc. and AIS Futures Management, Inc. (collectively, the "Advisors"). None of the Advisors is affiliated with one another, the General Partner or SB. The Advisors are not responsible for the organization or operation of the Partnership. Telesis Management Inc. was added as an Advisor to the Partnership effective August 1, 1997.
         Pursuant to the terms of the Management Agreements (the "Management Agreements"), the Partnership is obligated to pay each Advisor: (i) a monthly management fee equal to 1/6 of 1% (2% per year) of month-end Net Assets (except that JWH will receive a monthly management fee equal to 1/3 of 1% (4% per year)) of the Partnership allocated to each Advisor as of the end of each month and
(ii) an incentive fee payable quarterly (except for Rabar who will be paid annually), equal to 20% of the New Trading Profits (as defined in the Management Agreements)(except JWH, which will receive an incentive fee of 15% of New Trading Profits) of the Partnership.
         The Partnership has entered into a Customer Agreement with SB (the "Customer Agreement") which provides that the Partnership will pay SB a monthly brokerage fee equal to 11/24 of 1% of month-end Net Assets allocated to the Advisors (5.5% per year) in lieu of brokerage commissions on a per trade basis. Persons investing $1,000,000 or more will pay a reduced brokerage fee of 7/24 of 1% of month-end Net Assets (3.5% per year), receiving the differential between this reduced fee and 5.5% per year in the form of additional Units. SB pays a portion of its brokerage fees to its financial consultants who have sold Units and who are registered as associated persons with the Commodity Futures Trading Commission (the "CFTC"). The
Partnership pays for National Futures Association ("NFA") fees, exchange and clearing fees, give-up and user fees and floor brokerage fees. The Customer Agreement between the Partnership and SB gives the Partnership the legal right to net unrealized gains and losses. Brokerage fees will be paid for the life of the Partnership, although the rate at which such fees are paid may be changed.
         In addition, SB pays the Partnership interest on 80% of the average daily equity maintained in cash in its account during each month at a 30-day U.S. Treasury bill rate determined weekly by SB based on the average non-competitive yield on 3-month U.S. Treasury bills maturing in 30 days from the date on which such weekly rate is determined.
         (b) Financial information about industry segments. The Partnership's business consists of only one segment, speculative trading of commodity interests. The Partnership does not engage in sales of goods or services. The Partnership's net income (loss) from operations for the year ended December 31, 1997, 1996 and 1995 and for the period from January 12, 1994 (commencement of trading operations) to December 31, 1994 is set forth under "Item 6. Select Financial Data". The Partnership capital as of December 31, 1997 was $151,381,261.

              (c)  Narrative  description  of business.
              See  Paragraphs  (a) and (b  above.
              (i) through (x) - Not applicable.
              (xi) through (xii) - Not applicable.
              (xiii) - The Partnership has no employees.
         (d)  Financial Information About Foreign and Domestic
Operations and Export Sales.   The Partnership does not engage in sales of goods
or services, and therefore this item is not applicable.
Item 2.  Properties.
         The Partnership does  not  own  or   lease any properties.  The General
Partner operates out of facilities provided by its affiliate, SB.
Item 3.  Legal Proceedings.
         There are no pending legal proceedings to which the Partnership is a party or to which any of its assets is subject. No material legal proceedings affecting the Partnership were terminated during the fiscal year. Item 4. Submission of Matters to a Vote of Security Holders.
         There were no matters submitted to the security holders for a vote during the last fiscal year covered by this report.

                                     PART II
Item 5.        Market for Registrant's Common Equity and Related Security
               Holder Matters.
              (a) Market Information. The Partnership has issued no stock. There is no established public market for the Units of Limited Partnership Interest.
              (b)       Holders. The number of holders of Units of Limited

                        Partnership Interest as of December 31, 1997 was 6,817.
              (c)       Distribution.   The   Partnership   did  not  declare  a
                        distribution in 1997 or 1996.

Item 6. Select Financial Data. The Partnership commenced trading operations on January 12, 1994. Realized and unrealized trading gains (losses), interest income, net income (loss) and increase (decrease) in net asset value per Unit for the years ended December 31, 1997, 1996 and 1995 and for the period from January 12, 1994 (commencement of trading operations) to December 31, 1994 and total assets at December 31, 1997, 1996, 1995, 1994 and 1993 were as follows:


                                                   1997              1996               1995           1994               1993

                                               -------------    -------------     -------------   ------------         ---------
Realized and unrealized
 trading gains (losses) net
 of brokerage  commissions
 and clearing fees of
 $9,893,999, $10,754,060,
 $11,751,508 and $9,866,501,
 respectively                                 $   5,083,043     $  23,283,977     $  23,528,907     $   1,167,729

Interest Income                                   6,331,875         6,631,110         8,077,695         5,227,466
                                              -------------     -------------     -------------      -------------

                                              $  11,414,918     $  29,915,087     $  31,606,602      $   6,395,195
                                              =============     =============     =============      =============

Net Income (loss)                             $   5,525,809     $  21,056,614     $  22,177,218     $  (2,229,371)
                                              =============     =============     =============      =============
Increase (decrease) in net
 asset value per unit                         $       48.07     $      158.70     $      124.60      $      (32.94)
                                              =============     =============     =============      =============


Total assets                                  $ 154,556,541     $ 178,462,215     $ 201,319,665     $ 186,365,419      $      2,000
                                              =============     =============     =============     =============      =============

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

         (5) The Partnership does not employ the trading technique commonly known as "pyramiding", in which the speculator uses unrealized profits on existing positions as margin for the purchase or sale of additional positions in the same or related commodities.
         (6) The Partnership does not utilize borrowings except short-term borrowings if the Partnership takes delivery of any cash commodities.
         (7) The Advisor may, from time to time, employ trading strategies such as spreads or straddles on behalf of the Partnership. The term "spread" or straddle" describes a commodity futures trading strategy involving the simultaneous buying and selling of futures contracts on the same commodity but involving different delivery dates or markets and in which the trader expects to earn a profit from a widening or narrowing of the difference between the prices of the two contracts.
         The Partnership is party to financial instruments with off- balance sheet risk, including derivative financial instruments and derivative commodity instruments, in the normal course of its business. These financial instruments include forwards, futures and options, whose value is based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash flows, or to purchase or sell other financial instruments at specified terms at specified future dates. Each of these instruments is subject to various risks similar to those relating to the underlying financial instruments including market and credit risk. The General Partner monitors and controls the Partnership's risk exposure on a daily basis through financial, credit and risk management monitoring systems and, accordingly believes that it has effective procedures for evaluating and limiting the credit and market risks to which the Partnership is subject. (See also Item 8. Financial Statements and Supplementary Data., for further information on financial instrument risk included in the notes to financial statements.)
         Other than the risks inherent in commodity futures trading, the Partnership knows of no trends, demands, commitments, events or uncertainties which will result in or which are reasonably likely to result in the Partnership's liquidity increasing or decreasing in any material way. The Limited Partnership Agreement provides that the General Partner may, at its discretion, cause the Partnership to cease trading operations and liquidate all open positions upon the first to occur of the following: (i) December 31, 2013;
(ii) the vote to dissolve the Partnership by limited partners owning more than 50% of the Units; (iii) assignment by the General Partner of all of its interest in the Partnership or withdrawal, removal, bankruptcy or any other event that causes the General Partner to cease to be a general partner under the New York Revised Limited Partnership Act unless the Partnership is continued as described in the Limited Partnership Agreement; (iv) Net Asset Value per Unit falls to less than $400 as of the end of any trading day; or (v) the occurrence of any event which shall make it unlawful for the existence of the Partnership to be continued.

         (b) Capital resources. (i) The Partnership has made no material commitments for capital expenditures.
             (ii) The Partnership's capital consists of the capital contributions of the partners as increased or decreased by gains or losses on commodity trading, and by expenses, interest income, redemptions of Units and distributions of profits, if any. Gains or losses on commodity futures trading cannot be predicted. Market moves in commodities are dependent upon fundamental and technical factors which the Partnership may or may not be able to identify. Partnership expenses will consist of, among other things, commissions, management fees and incentive fees. The level of these expenses is dependent upon the level of trading and the ability of the Advisors to identify and take advantage of price movements in the commodity markets, in addition to the level of net assets maintained. In addition, the amount of interest income payable by SB is dependent upon interest rates over which the Partnership has no control.
         No forecast can be made as to the level of redemptions in any given period. Beginning on April 1, 1994, a Limited Partner may cause all of his Units to be redeemed by the Partnership at the net Asset Value thereof as of the last day of each month on ten days' written notice to the General Partner. No fee will be charged for redemptions. For the year ended December 31, 1997, 20,899.0206 Units were redeemed totaling $26,060,110. For the year ended December 31, 1996, 42,559.6065 Units were redeemed totaling $45,695,264. For the year ended December 31, 1995, 46,400.1653

Units were redeemed totaling $47,827,665 which includes the General Partner's redemption representing 48.7530 Units equivalents totaling $60,045.
         The Partnership ceased to offer Units effective April 1, 1996. Additional sales of 256.5390 Units totaling $328,301 for the year ending December 31, 1997 represent additional Units offered as a reduced brokerage fee to existing limited partners investing $1,000,000 or more. For the year ended December 31, 1996, there were additional sales of 1,905.2800 Units totaling $2,035,483. For the year ended December 31, 1995, there were additional sales of 38,919.4389 Units totaling $40,580,354.
         (c)      Results of Operations.
             For the year ended December 31, 1997, the net asset value per Unit increased 3.8% from $1,250.36 to $1,298.43. For the year ended December 31, 1996, the net asset value per Unit increased 14.5% from $1,091.66 to $1,250.36. For the year ended December 31, 1995, the net asset value per Unit increased 12.9% from $967.06 to $1,091.66.
          The Partnership experienced net trading gains of $14,977,042 before commissions and expenses for the year ended December 31, 1997. Gains were recognized in the trading of commodity futures in currencies, indices, metals, softs and interest rates and were partially offset by losses recognized in the trading of energy, grains and livestock.
             The Partnership experienced net trading gains of $34,038,037 before commissions and expenses in 1996. These gains were recognized in the trading of interest rates, metals, currencies and energy commodity futures. These gains were partially offset by losses recognized in the trading of indices and agricultural products.
             The Partnership experienced net trading gains of $35,280,415 before commissions and expenses in 1995. Realized trading gains of $39,663,772 were attributable to gains incurred in the trading of interest rates, stock indices and foreign currencies commodity futures. However, these realized trading gains were partially offset by realized losses experienced in the trading of energy and agricultural commodity futures.
             Commodity futures markets are highly volatile. Broad price fluctuations and rapid inflation increase the risks involved in commodity trading, but also increase the possibility of profit. The profitability of the Partnership depends on the existence of major price trends and the ability of the Advisors to identify those price trends correctly. Price trends are influenced by, among other things, changing supply and demand relationships, weather, governmental, agricultural, commercial and trade programs and policies, national and international political and economic events and changes in interest rates. To the extent that market trends exist and the Advisors are able to identify them, the Partnership expects to increase capital through operations.

Item 8.                 Financial Statements and Supplementary Data.




            SMITH BARNEY  DIVERSIFIED FUTURES FUND L.P.
                   INDEX TO FINANCIAL STATEMENTS



                                                                Page
                                                               Number


Report of Independent Accountants.                               F-2

Financial Statements:
Statement of Financial Condition at
December 31, 1997 and 1996.                                      F-3

Statement of Income and Expenses
for the years ended December 31, 1997
1996 and 1995.                                                   F-4

Statement of Partners' Capital for
the years ended December 31, 1997,
1996 and 1995.                                                   F-5

Notes to Financial Statements.                                F-6 -  F-11



                                     F-1

                                  Continued

Report of Independent Accountants

To the Partners of
   Smith Barney Diversified Futures Fund L.P.:

We have audited the accompanying statement of financial condition of SMITH BARNEY DIVERSIFIED FUTURES FUND L.P. (a New York Limited Partnership) as of December 31, 1997 and 1996, and the related statements of income and expenses and partners' capital for the years ended December 31, 1997, 1996 and 1995. These financial statements are the responsibility of the management of the General Partner. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of SMITH BARNEY DIVERSIFIED FUTURES FUND L.P. as of December 31, 1997 and 1996, and the results of its operations for the years ended December 31, 1997, 1996 and 1995, in conformity with generally accepted accounting principles.



                                                        Coopers & Lybrand L.L.P.

New York, New York
March 6, 1998
                              F-2

                                  Smith Barney
                          Diversified Futures Fund L.P.
                        Statement of Financial Condition
                           December 31, 1997 and 1996


                                                        1997            1996
Assets:
Equity in commodity futures
  trading account:
   Cash and cash equivalents                       $142,852,854     $170,574,018
   (Note 3c)
   Net unrealized appreciation
    on open futures contracts                        11,184,770        6,887,203
   Commodity options owned,
    at market
    value (cost $607,539 in
    1996)                                                    --          442,696
                                                   ------------     ------------
                                                    154,037,624      177,903,917

  Interest receivable                                   518,917          558,298
                                                   ------------     ------------
                                                   $154,556,541     $178,462,215

                                                   ------------     ------------


Liabilities and Partners'
Capital:
Liabilities:
  Accrued expenses:
   Commissions                                     $    721,970     $    831,169
   Management fees                                      359,579          412,599
   Incentive fees                                       492,736        3,476,717
   Other                                                 79,457          108,043
  Redemptions payable (Note 5)                        1,521,538        2,005,213
  Commodity options written,
   at market value (premiums
   received $83,070 in 1996                                  --           41,213
                                                   ------------     ------------
                                                      3,175,280        6,874,954
Partners' capital (Notes 1, 5, and 6):
  General Partner, 2,048.9308
   Unit equivalents
   outstanding
   in 1997 and 1996                                   2,660,393        2,561,901
  Limited Partners,
   114,539.1563 and
   135,181.6379 Units of
   Limited Partnership
   Interest outstanding in
   1997 and 1996, respectively                      148,720,868      169,025,360
                                                   ------------     ------------
                                                    151,381,261      171,587,261
                                                   ------------     ------------
                                                   $154,556,541     $178,462,215
                                                   ------------     ------------




See notes to financial statements.
                                    F-3

                                  Smith Barney
                          Diversified Futures Fund L.P.
                        Statement of Income and Expenses
                               for the years ended
                        December 31, 1997, 1996 and 1995


                                        1997            1996           1995
Income:
  Net gains on trading of
   commodity interests:
   Realized gains on
    closed positions               $ 10,556,489    $ 46,225,371    $ 39,663,772
   Change in
    unrealized gains/
    losses on open
    positions                         4,420,553     (12,187,334)     (4,383,357)
                                   ------------    ------------    ------------
                                     14,977,042      34,038,037      35,280,415
  Less, Brokerage
   commissions and
   clearing fees
   ($316,227,
   $393,877 and
   $433,213,
   respectively)
   (Note 3c)                         (9,893,999)    (10,754,060)    (11,751,508)
                                   ------------    ------------    ------------
  Net realized and
   unrealized gains                   5,083,043      23,283,977      23,528,907
  Interest income                     6,331,875       6,631,110       8,077,695
                                   ------------    ------------    ------------

                                     11,414,918      29,915,087      31,606,602
                                   ------------    ------------    ------------

Expenses:

  Management fees
  (Note 3b)                           4,455,840       4,682,124       4,940,353
  Incentive fees
  (Note 3b)                           1,301,462       3,923,488       4,073,071
  Other                                 131,807         252,861         415,960
                                   ------------    ------------    ------------
                                      5,889,109       8,858,473       9,429,384
                                   ------------    ------------    ------------
Net income                         $  5,525,809    $ 21,056,614    $ 22,177,218
                                   ------------    ------------    ------------
Net income per Unit of
  Limited Partnership
  Interest
  and General Partner Unit
  equivalent (Notes 1 and 6)       $      48.07    $     158.70    $     124.60
                                   ------------    ------------    ------------




See notes to financial statements.
                                    F-4

                                  Smith Barney
                          Diversified Futures Fund L.P.
                         Statement of Partners' Capital
                               for the years ended
                        December 31, 1997, 1996 and 1995


                                   Limited            General
                                  Partners            Partner            Total
Partners' capital at
  December 31, 1994           $ 177,231,935     $   2,028,586     $ 179,260,521
Net income                       21,909,023           268,195        22,177,218
Sale of 38,919.4389
  Units of Limited
  Partnership
  Interest                       40,580,354              --          40,580,354
Redemption of
  46,351.4123 Units
  of Limited
  Partnership
  Interest and
  General Partner's
  redemption
  representing
  48.7530 Unit
  equivalents                   (47,767,620)          (60,045)      (47,827,665)
                              -------------     -------------     -------------
Partners' capital at
  December 31, 1995             191,953,692         2,236,736       194,190,428
Net income                       20,731,449           325,165        21,056,614
Sale of 1,905.2800
  Units of Limited
  Partnership
  Interest                        2,035,483              --           2,035,483
Redemption of
  42,559.6065 Units
  of Limited
  Partnership
  Interest                      (45,695,264)             --         (45,695,264)
                              -------------     -------------     -------------
Partners' capital at
  December 31, 1996             169,025,360         2,561,901       171,587,261
Net income                        5,427,317            98,492         5,525,809
Sale of 256.5390
  Units of Limited
  Partnership
  Interest                          328,301              --             328,301
Redemption of
  20,899.0206 Units
  of Limited
Partnership
  Interest                      (26,060,110)             --         (26,060,110)
                              -------------     -------------     -------------
Partners' capital at
  December 31, 1997           $ 148,720,868     $   2,660,393     $ 151,381,261
                              -------------     -------------     -------------






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

    Smith Barney Futures Management Inc. acts as the general partner (the "General Partner") of the Partnership and is a wholly owned subsidiary of Smith Barney Inc. ("SB"). SB acts as commodity broker for the Partnership (see Note 3c). On November 28, 1997, Smith Barney Holdings Inc. was merged with Salomon Inc to form Salomon Smith Barney Holdings Inc. ("SSBH"), a wholly owned subsidiary of Travelers Group Inc. SB is a wholly owned subsidiary of SSBH.

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

2.  Accounting Policies:

    a. All commodity interests (including derivative financial instruments and derivative commodity instruments) are used for trading purposes. The commodity interests are recorded on trade date and open contracts are recorded in the statement of financial condition at market value for those commodity interests for which market quotations are readily available or at fair value on the last business day of the year. Investments in commodity interests denominated in foreign currency are translated into U.S. dollars at the exchange rates prevailing on the last business day of the year. Realized gain (loss) and changes in unrealized values on commodity interests are recognized in the period in which the contract is closed or the changes occur and are included in net gains (losses) on trading of commodity interests.

    b. Income taxes have not been provided as each partner is individually liable for the taxes, if any, on his share of the Partnership's income and expenses.

    c. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

3.  Agreements:

    a. Limited Partnership Agreement:

       The Limited Partnership Agreement provides that the General Partner shall manage the business of the Partnership and may make all trading decisions for the Partnership.

    b. Management Agreements:

       The General Partner has entered into Management Agreements with Campbell & Co., Inc., Chesapeake Capital Corporation, John W. Henry & Company, Inc. ("JWH"), AIS Futures Management, Inc., Abraham Trading Co., Rabar Market Research Inc. ("Rabar") and Telesis Management Inc. (collectively, the "Advisors"), registered commodity trading advisors. The Advisors are not affiliated with one another and none is affiliated with the General Partner or SB and are not responsible for the organization or operation of the Partnership. The Partnership will pay each Advisor a monthly management fee equal to 1/6 of 1% (2% per year) of Net Assets allocated to the Advisor as of the end of each month (except JWH, which will receive a monthly management fee equal to 1/3 of 1% (4% per year) of month-end Net Assets). In addition, the Partnership is obligated to pay each Advisor 20% of the New Trading Profits earned by each Advisor for the Partnership in each calendar quarter (Rabar will be paid annually) (except JWH, which will receive an incentive fee of 15% of New Trading Profits). Telesis Management Inc. was added as an Advisor to the Partnership effective August 1, 1997.

    c. Customer Agreement

       The Partnership has entered into a Customer Agreement which provides that the Partnership will pay SB a monthly brokerage fee equal up to 11/24 of 1% (5.5% per year) of month-end Net Assets in lieu of brokerage commissions on a per trade basis. Persons investing $1,000,000 or more will pay a reduced brokerage fee of 7/24 of 1% of month-end Net Assets (3.5% per year), receiving the differential between this reduced fee and 5.5% per year in the form of additional Units. SB will pay a portion of brokerage fees to its financial consultants who have sold Units in this offering. Brokerage fees will be paid for the life of the Partnership, although the rate at which such fees are paid may be changed. The Partnership will pay for National Futures Association ("NFA") fees, exchange, clearing, user, give-up and floor brokerage fees. All of the Partnership's assets are deposited in the Partnership's account at SB. The Partnership's cash is deposited by SB in segregated bank accounts as required by Commodity Futures Trading Commission regulations. At December 31, 1997 and 1996, the amount of cash held for margin requirements was $28,016,682 and $17,906,764, respectively. SB has agreed to pay the Partnership interest on 80% of the average daily equity maintained in cash in its account during each month at a 30-day U.S. Treasury bill rate determined weekly by SB based on the average noncompetitive yield on 3-month U.S. Treasury bills maturing in 30 days from the date on which such weekly rate is determined. The Customer Agreement between the Partnership and SB gives the Partnership the legal right to net unrealized gains and losses. The Customer Agreement may be terminated upon notice by either party.

4.  Trading Activities:

    The Partnership was formed for the purpose of trading contracts in a variety of commodity interests, including derivative financial instruments and derivative commodity instruments. The results of the Partnership's trading activities are shown in the statement of income and expenses.

    All of the commodity interests owned by the Partnership are held for trading purposes. The fair value of these commodity interests, including options thereon, at December 31, 1997 and 1996 was $11,184,770 and $7,288,686,
    respectively, and the average fair value during the years then ended, based on monthly calculation, was $10,552,252 and $14,427,778, respectively.

5.  Distributions and Redemptions:

    Distributions of profits, if any, will be made at the sole discretion of the General Partner and at such times as the General Partner may decide. A limited partner may require the Partnership to redeem his Units at their Net Asset Value as of the last day of each month on 10 days' notice to the General Partner. No fee will be charged for redemptions.

6.  Net Asset Value Per Unit:

    Changes in the net asset value per Unit for the years ended December 31, 1997, 1996 and 1995 were as follows:





                                                1997         1996          1995
Net realized and
unrealized gains                            $   44.59    $  175.18    $  132.42
Interest income                                 49.04        41.97        44.48
Expenses                                       (45.56)      (58.45)      (52.30)
                                             ---------    ---------    ---------

Increase for year                               48.07       158.70       124.60
Net asset value per
Unit, beginning of
year                                         1,250.36     1,091.66       967.06
                                             ---------    ---------    ---------
Net asset value per
Unit, end of year                           $1,298.43    $1,250.36    $1,091.66
                                             ---------    ---------    ---------

7.  Financial Instrument Risk:

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

    The General Partner monitors and controls the Partnership's risk exposure on a daily basis through financial, credit and risk management monitoring systems, and accordingly believes that it has effective procedures for evaluating and limiting the credit and market risks to which the Partnership is subject. These monitoring systems allow the General Partner to statistically analyze actual trading results with risk-adjusted performance indicators and correlation statistics. In addition, on-line monitoring systems provide account analysis of futures, forwards and options positions by sector, margin requirements, gain and loss transactions and collateral positions.

    The notional or contractual amounts of these instruments, while not recorded in the financial statements, reflect the extent of the Partnership's involvement in these instruments. At December 31, 1997, the notional or contractual amounts of the Partnership's commitment to purchase and sell these instruments was $825,601,374 and $788,720,477, respectively. All of these instruments mature within one year of December 31, 1997. However, due to the nature of the Partnership's business, these instruments may not be held to maturity.
                              F-10

At December  31,  1997,  the  fair  value  of   the  Partnership's  derivatives,
including options thereon, was $11,184,770, as detailed below.

                                December 31, 1997
                    -------------------------------------
                   Notional or Contractual
                    Amount of Commitment
                   To Purchase    To Sell    Fair Value
Currencies
  -Exchange
   Traded
   Contracts    $ 11,004,227   $ 85,052,231   $   710,480
  -OTC
   Contracts      91,780,207    172,891,448       430,261
Energy             2,293,498     51,019,266     2,859,466
Grains             1,900,330     34,874,210       884,824
Interest Rate
  Non-U.S        450,921,559    320,673,268     1,205,068
Interest Rate
  U.S            221,651,270             --     1,004,688
Livestock                 --      7,873,583       241,315
Metals            23,394,060     69,472,845     2,414,000
Softs             18,743,743     20,872,968       934,676
Indices            3,912,480     25,990,658       499,992
                ------------   ------------   -----------
Total           $825,601,374   $788,720,477   $11,184,770
                ------------   ------------   -----------

At  December  31,  1996,  the  notional  or   contractual    amounts   of   the
Partnership's commitment to purchase and sell these instruments was $852,011,994 and $465,891,579, respectively, and the fair value of the Partnership's derivatives, including options thereon, was $7,288,686 as detailed below.

                             December 31, 1996
                   --------------------------------------
                    Notional or Contractual
                     Amount of Commitment
                   To Purchase    To Sell    Fair Value
Currencies
  -Exchange
   Traded
   Contracts    $ 45,531,748   $ 99,346,984   $ 2,104,939
  -OTC
   Contracts      81,321,969     94,859,240       893,020
Energy            39,406,151             --     2,582,805
Interest Rate
  U.S            128,723,410     20,658,535       (57,409)
Interest Rate
  Non-U.S        494,435,015    117,300,683      (389,818)
Grains             3,521,825     31,295,014       694,742
Metals            22,575,658     72,077,301     1,126,558
Indices           24,509,712     15,044,568       453,162
Softs              5,868,966     15,302,854      (141,817)
Livestock          6,117,540          6,400        22,504
                ------------   ------------   -----------
Total           $852,011,994   $465,891,579   $ 7,288,686
                ------------   ------------   -----------

8.  Subsequent Events:

     Effective January 31, 1998, Chesapeake Capital Corporation and Abraham Trading Co. were terminated as Advisors. Trendview Management, Inc. was added as an Advisor on February 1, 1998.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
        During the last two fiscal years and any subsequent interim period, no independent accountant who was engaged as the principal accountant to audit the Partnership's financial statements has resigned or was dismissed.

                             PART III
Item 10.  Directors and Executive Officers of the Registrant.
     The Partnership has no officers or directors and its affairs are managed by its General Partner, Smith Barney Futures Management Inc. Investment decisions will be made by Campbell & Company, Inc., Chesapeake Capital Corporation, John
W. Henry & Company, Inc., Abraham Trading Co., Rabar Market Research, Inc., AIS Futures Management, Inc. and Telesis Management Inc. (collectively the "Advisors").
Item 11.   Executive Compensation.
           The Partnership has no directors or officers. Its affairs are managed by Smith Barney Futures Management Inc., its General Partner, which receives compensation for its services, as set forth under "Item 1. Business." SB, an affiliate of the General Partner, is the commodity broker for the Partnership and receives brokerage commissions for such services, as described under "Item 1. Business." Brokerage commissions and clearing fees of $9,893,999 were paid for the year ended December 31, 1997. Management fees and incentive fees of $4,455,840 and $1,301,462, respectively, were paid or payable to the Advisors for the year ended December 31, 1997.

Item 12.         Security Ownership of Certain Beneficial Owners and
                 Management.
                 (a).  Security ownership of certain beneficial owners.
The Partnership knows of no person who beneficially owns more than 5% of the Units outstanding.
                 (b). Security ownership of management. Under the terms of the Limited Partnership Agreement, the Partnership's affairs are managed by the General Partner. The General Partner owns Units of general partnership interest equivalent to 2,048.9308 Units (1.8%) of Limited Partnership Interest as of December 31, 1997.
                 (c).  Changes in control.   None.
Item 13.   Certain Relationship and Related Transactions.
           Smith Barney Inc. and Smith Barney Futures Management Inc. would be considered promoters for purposes of item 404 (d) of Regulation S-K. The nature and the amounts of compensation each promoter will receive from the Partnership are set forth under "Item 1. Business" and "Item 11. Executive Compensation."
                                     PART IV
Item 14.         Exhibits, Financial Statement Schedules, and Reports on
                 Form 8-K.
         (a) (1) Financial Statements:
                 Statement of Financial Condition at December 31, 1997 and 1996. Statement of Income and Expenses for the years ended December 31, 1997, 1996 and 1995.

                         Statement of Partners' Capital for the years ended December 31, 1997, 1996, and 1995.
                 (2)     Financial Statement Schedules: Financial Data
                         Schedule for the year ended December 31, 1997.
                 (3)     Exhibits:
              3.1     - Limited    Partnership   Agreement (filed as Exhibit 3.1
                         to the Registration Statement on Form S-1 (File No. 33-75056 and incorporated herein by reference).
              3.2 - Certificate of Limited Partnership of the Partnership as filed in the office of the County Clerk of New York County on October 13, 1993 (filed as Exhibit 3.2 to the Registration Statement on Form S-1 (File No. 33-75056) and incorporated herein by reference).
              10.1- Customer Agreement between the Partnership and Smith Barney (filed as Exhibit 10.1 to the Registration Statement on Form S-1 (File No. 33-75056) and incorporated herein by reference).
              10.3-      Escrow       Instructions   relating   to    escrow  of
                         subscription  funds  (filed   as    Exhibit 10.3 to the
                         Registration   Statement   on   Form S-1 (File No. 33-
                         75056) and   incorporated    herein    by   reference).
              10.5- Management Agreement among the Partnership, the General Partner and Campbell & Company, Inc. (filed
                         as Exhibit  10.5 to   the  Registration  Statement  on
                         Form S-1 (File No. 33-75056) and incorporated herein by reference).

              10.6- Management Agreement among the Partnership, the General Partner and Colorado Commodity Management Corp. (filed as Exhibit 10.6 to the Registration Statement on Form S-1 (File No. 33-75056) and incorporated herein by reference).
              10.7- Management Agreement among the Partnership, the General Partner and John W. Henry & Company, Inc. (filed as Exhibit 10.7 to the Registration Statement on Form S-1 (File No. 33-75056) and incorporated herein by reference).
              10.8- Management Agreement among the Partnership, the General Partner and Hyman Beck & Company (filed as
                         Exhibit 10.8 to the Registration Statement on Form S-1 (File No. 33-75056) and incorporated herein by reference).
              10.9- Letter dated May 19, 1994 from the General Partner to Colorado Commodities Management Corp. terminating the Management Agreement (previously filed).
             10.10- Management Agreement among the Partnership, the General Partner and Chesapeake Capital Corp.(previously filed).
             10.11- Letters extending Management Agreements with John W. Henry & Company, Inc., Hyman Beck & Company, Campbell & Co., Inc. and Chesapeake Capital Corp. (previously filed).

             10.12-      Management   Agreement   among   the  Partnership,  the
                         General   Partner  and  Abraham Trading Co. (previously
                         filed).
             10.13-      Management   Agreement   among   the   Partnership, the
                        General   Partner   and   Rabar   Market   Research Inc.
                         (previously filed).
             10.14-      Management Agreement among the Partnership, the General
                         Partner and AIS Futures Management,  Inc.   (previously
                         filed).
             10.15-      Letter dated  October 1, 1996 from the General  Partner
                         to Hyman  Beck &  Company  terminating  the  Management
                         Agreement (previously filed).
             10.16-      Management Agreement   among   the   Partnership,   the
                         General Partner and  Telesis   Management  Inc.  (filed
                         herein).
             10.17-      Letter    terminating   Management      Agreement  with
                         Chesapeake      Capital   Corporation   (filed herein).
             10.18-      Letter terminating Management Agreement  with   Abraham
                         Trading Co. (filed herein).
             10.19-      Management   Agreement   among   the   Partnership  the
                         General   Partner    and   Trendview   Management, Inc.
                         (filed herein).
             10.20-      Letters extending Management Agreements with Campbell &
                         Co., Chesapeake Capital Corp., John W. Henry & Company,
                         Inc., AIS Futures Managment, Inc, Abraham Trading Co., and Rabar Market Research Inc. for 1996 and 1997 (filed herein)


         (b)        Reports on 8-K:   None Filed.

         Supplemental Information To Be Furnished With Reports Filed Pursuant To
Section 15(d) Of The Act by Registrants Which Have Not Registered Securities Pursuant To Section 12 Of the Act.




Annual Report to Limited Partners

                                SIGNATURES

          Pursuant to the requirements of the Securities Act of 1933, the Registrant has duly caused this Registration Statement to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York and State of New York on the 24th day of March 1998.

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



/s/     David J. Vogel                                /s/     Jack H. Lehman III
David J. Vogel,                                       Jack H. Lehman III
Director, Principal Executive                         Chairman and Director
Officer and President



/s/      Michael Schaefer                             /s/    Daniel A. Dantuono
Michael Schaefer                                      Daniel A. Dantuono
Director                                              Treasurer, Chief Financial
                                                      Officer and Director



/s/ Daniel R. McAuliffe, Jr.                          /s/ Steve J. Keltz
Daniel R. McAuliffe, Jr.                              Steve J. Keltz
Director                                              Secretary and Director




/s/   Shelley Ullman
Shelley Ullman
Director