Form 10-Q
period 1998-03-31
SMITH BARNEY DIVERSIFIED FUTURES FUND LP
filed 1998-05-15
CIK 911503

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                 (X) QUARTERLY REPORT UNDER SECTION 13 or 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

               OR ( ) TRANSITION REPORT UNDER SECTION 13 or 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter ended March 31, 1998

Commission File Number 33-75056

            SMITH BARNEY DIVERSIFIED FUTURES FUND L.P.
        Exact name of registrant as specified in its charter)

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


                                                                Page
                                                               Number

PART I - Financial Information:

     Item 1.  Financial Statements:

              Statement of Financial Condition
              at March 31, 1998 and December 31,
              1997.                                               3

              Statement of Income and Expenses
              and Partners' Capital for the
              three months ended March 31,
              1998 and 1997.                                      4

              Notes to Financial Statements                     5 - 8

    Item 2.   Management's Discussion and
              Analysis of Financial Condition
              and Results of Operations                         9 - 10

PART II - Other Information                                    11 - 12

                                     PART I
                          ITEM 1. FINANCIAL STATEMENTS



                   SMITH BARNEY DIVERSIFIED FUTURES FUND L.P.
                        STATEMENT OF FINANCIAL CONDITION



                                                   MARCH 31,    DECEMBER 31,
                                                     1998          1997
                                                ------------   ------------
ASSETS:                                           (Unaudited)


Equity in commodity futures trading account:
  Cash and cash equivalents                     $138,611,787   $142,852,854

  Net unrealized appreciation on open futures
  contracts                                        5,043,601     11,184,770

                                                ------------   ------------

                                                 143,655,388    154,037,624

Interest receivable                                  513,598        518,917

                                                ------------   ------------

                                                $144,168,986   $154,556,541

                                                ============   ============

LIABILITIES AND PARTNERS' CAPITAL:

Liabilities:
 Accrued expenses:
  Commissions                                   $    673,447   $    721,970
  Management fees                                    346,780        359,579
  Incentive fees                                     242,074        492,736
  Other                                               78,375         79,457
 Redemptions payable                               1,899,775      1,521,538
                                                ------------   ------------

                                                   3,240,451      3,175,280

Partners' Capital:

General Partner, 2,048.9308 Unit
   equivalents outstanding in 1998 and 1997        2,575,670      2,660,393
Limited Partners, 110,059.0267 and
  114,539.1563 Units of Limited Partnership
  Interest outstanding in 1998 and 1997,
  respectively                                   138,352,865    148,720,868

                                                ------------   ------------

                                                 140,928,535    151,381,261

                                                ------------   ------------

                                                $144,168,986   $154,556,541

                                                ============   ============

See Notes to Financial Statements.

                   SMITH BARNEY DIVERSIFIED FUTURES FUND L.P.
             STATEMENT OF INCOME AND EXPENSES AND PARTNERS' CAPITAL
                                   (UNAUDITED)



                                                       THREE MONTHS ENDED
                                                            MARCH 31,
                                                  -----------------------------
                                                         1998             1997

                                                  -----------------------------
Income:
  Net gains (losses) on trading of commodity
   futures:
  Realized gains on closed positions             $   3,459,309    $   8,539,658
  Change in unrealized gains/losses on open
   positions                                        (6,141,169)       1,720,657

                                                 -------------    -------------

                                                    (2,681,860)      10,260,315
Less, brokerage commissions and clearing fees
  ($93,177 and $83,380, respectively)               (2,258,006)      (2,664,544)

                                                 -------------    -------------

  Net realized and unrealized gains (losses)        (4,939,866)       7,595,771



  Interest income                                    1,505,167        1,710,017

                                                 -------------    -------------

                                                    (3,434,699)       9,305,788

                                                 -------------    -------------


Expenses:
  Management fees                                    1,023,147        1,203,429
  Other                                                 36,552           49,159
  Incentive fees                                       242,074          747,694

                                                 -------------    -------------

                                                     1,301,773        2,000,282

                                                 -------------    -------------

  Net income (loss)                                 (4,736,472)       7,305,506
  Additions                                             32,476               --
  Redemptions                                       (5,748,730)     (5,543,771)

                                                 -------------    -------------

  Net increase (decrease) in Partners' capital     (10,452,726)       1,761,735

Partners' capital, beginning of period             151,381,261      171,587,261

                                                 -------------    -------------

Partners' capital, end of period                 $ 140,928,535    $ 173,348,996
                                                 -------------    -------------

Net asset value per Unit
  (112,107.9575 and 132,986.9975 Units
  outstanding at March 31, 1998 and
  1997, respectively)                            $    1,257.08    $    1,303.50
                                                 -------------    -------------


Net income (loss) per Unit of Limited
  Partnership Interest and General
  Partner Unit equivalent                        $     (41.35)   $       53.14
                                                 -------------    -------------

                   SMITH BARNEY DIVERSIFIED FUTURES FUND L.P.
                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 1998
                                   (Unaudited)

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

     Smith Barney Futures Management Inc. acts as the general partner (the "General Partner") of the Partnership. Smith Barney Inc. ("SB"), an affiliate of the General Partner, acts as commodity broker for the Partnership. All trading decisions are made for the Partnership by Campbell & Company, Inc., John W. Henry & Company, Inc., Trendview Management Inc., Telesis Management Inc., Rabar Market Research, Inc. and AIS Futures Management, Inc. (collectively, the "Advisors"). Chesapeake Capital Corporation and Abraham Trading Co. ceased trading for the Partnership effective January 31, 1998.

         The accompanying financial statements are unaudited but, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Partnership's financial condition at March 31, 1998 and the results of its operations for the three months ended March 31, 1998 and 1997. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. It is suggested that these financial statements be read in conjunction with the financial statements and notes included in the Partnership's annual report on Form 10-K filed with Securities and Exchange Commission for the year ended December 31, 1997.

         Due to the nature of commodity trading, the results of operations for the interim periods presented should not be considered indicative of the results that may be expected for the entire year.

                   SMITH BARNEY DIVERSIFIED FUTURES FUND L.P.
                          NOTES TO FINANCIAL STATEMENTS
                                   (continued)


2.     Net Asset Value Per Unit:

        Changes in net asset value per Unit for the three months ended March 31, 1998 and 1997, were as follows:

                                         THREE-MONTHS ENDED
                                             MARCH 31
                                       1998             1997

Net realized and unrealized
 gains (losses)                  $     (43.10)    $     55.19
Interest income                         13.06           12.56
Expenses                               (11.31)         (14.61)
                                      ---------       ---------

Increase (decrease) for period         (41.35)          53.14

Net Asset Value per Unit,
  beginning of period                1,298.43        1,250.36
                                     ---------       ---------

Net Asset Value per Unit,
  end of period                  $   1,257.08     $  1,303.50
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

         All of the commodity interests owned by the Partnership are held for trading purposes. The fair value of these commodity interests, including options thereon, at March 31, 1998 and 1997 was $5,043,601 and $8,522,812, respectively, and the average fair value during the three months then ended, based on monthly calculation, was $5,233,659 and $13,780,877, respectively.

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

         The notional or contractual amounts of these instruments, while not recorded in the financial statements, reflect the extent of the Partnership's involvement in these instruments. At March 31, 1998, the notional or contractual amounts of the Partnership's commitment to purchase and sell these instruments was $906,727,667 and $668,931,029, respectively, as detailed below. All of these instruments mature within one year of March 31, 1998. However, due to the nature of the Partnership's business, these instruments may not be held to maturity. At March 31, 1998, the fair value of the Partnership's derivatives, including options thereon, was $5,043,601, as detailed below.

                                 MARCH 31, 1998
                             NOTIONAL OR CONTRACTUAL
                              AMOUNT OF COMMITMENTS
                               TO PURCHASE        TO SELL     FAIR VALUE
Currencies:
- Exchange Traded contracts   $ 14,305,004   $ 39,857,760   $    967,157
- OTC Contracts                123,902,516    204,375,043      2,688,924
Energy                           9,083,300     27,813,630       (228,003)
Grains                          12,423,430     27,493,245        865,257
Interest Rates U.S.             40,087,572    154,827,598       (375,640)
Interest Rates Non U.S.        632,458,368    167,136,760        157,448
Livestock                             --        1,667,140         (4,497)
Metals                          21,360,136     29,745,708       (672,495)
Softs                            6,185,930     15,463,180        424,535
Indices                         46,921,411        550,965      1,220,915
                              ------------   ------------   ------------

Totals                        $906,727,667   $668,931,029   $  5,043,601
                              ============   ============   ============

         At March 31, 1997, the notional or contractual amounts of the Partnership's commitment to purchase and sell these instruments was $344,823,521 and $1,258,341,081, respectively, and the fair value of the Partnership's derivatives, including options thereon, was $8,522,812, as detailed below.

                                      MARCH 31, 1997
                                  NOTIONAL OR CONTRACTUAL
                                   AMOUNT OF COMMITMENTS
                                 TO PURCHASE       TO SELL           FAIR VALUE
Currencies:
- Exchange Traded contracts   $   22,189,840   $   89,080,665   $       98,733
- OTC Contracts                   55,478,615       85,124,469         (766,933)
Energy                            14,203,779       18,907,399         (521,654)
Interest Rates U.S.                     --        324,516,241        2,404,849
Interest Rates Non U.S.           76,628,913      678,338,113          742,551
Grains                            58,856,993        1,782,480        5,077,801
Metals                            57,372,543       34,104,056          586,576
Indices                           38,211,998        9,376,219       (1,212,892)
Softs                             15,283,370       16,207,989        2,211,801
Livestock                          6,597,470          903,450          (98,020)
                              --------------   --------------   --------------

Totals                        $  344,823,521   $1,258,341,081   $    8,522,812
                              ==============   ==============   ==============

Item 2.         Management's Discussion and Analysis of Financial
                Condition and Results of Operations.


Liquidity and Capital Resources

        The Partnership does not engage in the sale of goods or services. Its only assets are its equity in its commodity futures trading account, consisting of cash and cash equivalents, net unrealized appreciation (depreciation) on open futures contracts and interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership. While substantial losses could lead to a decrease in liquidity, no such losses occurred during the first quarter of 1998.

        The Partnership's capital consists of the capital contributions of the partners as increased or decreased by gains or losses on commodity futures trading, expenses, interest income, additions and redemptions of Units and distributions of profits, if any.

        For the three months ended March 31, 1998, Partnership capital decreased 6.9% from $151,381,261 to $140,928,535. This decrease was attributable to a net loss from operations of $4,736,472 coupled with the redemptions of 4,505.3006 units totaling $5,748,730 which was partially offset by additional sales of
25.1710 units totaling $32,476. Additional Units offered represent a reduced brokerage fee to existing limited partners investing $1,000,000 or more. Future redemptions can impact the amount of funds available for investments in commodity contract positions in subsequent periods.

Results of Operations

        During the Partnership's first quarter of 1998, the net asset value per Unit decreased 3.2% from $1,298.43 to $1,257.08, as compared to an increase of 4.2% in the first quarter of 1997. The Partnership experienced a net trading loss before commissions and expenses in the first quarter of 1998 of $2,681,860. Losses were recognized in currencies, softs, grains, U.S. interest rates, metals and energy products and were partially offset by gains in indices, livestock and non-U.S. interest rates. The Partnership experienced a net trading gain before commissions and expenses in the first quarter of 1997 of $10,260,315. Gains were recognized in the trading of commodity futures in currencies, grains, softs, indices, metals and U.S. interest rates and were partially offset by losses recognized in the trading of energy products, livestock and non-U.S. interest rates.

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

        Interest income on 80% of the Partnership's daily equity maintained in cash was earned on the monthly average 30-day U.S. Treasury bill rate determined weekly by SB based on the noncompetitive yield on three month U.S. Treasury bills maturing in 30 days from the date in which such weekly rate is determined. Interest income for the three months ended March 31, 1998 decreased by $204,850 as compared to the corresponding period in 1997. The decrease in interest income is primarily due to the effect of redemptions on the Partnership's equity maintained in cash.

        Brokerage commissions are calculated on the Partnership's net asset value as of the last day of each month and, therefore, vary according to trading performance and redemptions. Commissions for the three months ended March 31, 1998 decreased by $406,538, as compared to the corresponding period in 1997.

        Management fees are calculated on the portion of the Partnership's net asset value allocated to each Advisor at the end of the month and, therefore, are affected by trading performance and redemptions. Management fees for the three months ended March 31, 1998 decreased by $180,282 as compared to the corresponding period in 1997.

        Incentive fees are based on the new trading profits generated by each Advisor at the end of the quarter, as defined in the advisory agreements between the Partnership, the General Partner and each Advisor. Trading performance for the three months ended March 31, 1998 and 1997 resulted in incentive fees of $242,074 and and $747,694, respectively.

                            PART II OTHER INFORMATION

Item 1.           Legal Proceedings

        Between May 1994 and the present, Salomon Brothers Inc. ("SBI"), SB and The Robinson Humphrey Company, Inc. ("R- H"), all currently subsidiaries of Salomon Smith Barney Holdings Inc. ("SSBHI"), along with a number of other broker-dealers, were named as defendants in approximately 25 federal court lawsuits and two state court lawsuits, principally alleging that companies that make markets in securities traded on NASDAQ violated the federal antitrust laws by conspiring to maintain a minimum spread of $.25 between the bid and asked price for certain securities. The federal lawsuits and one state court case were consolidated for pre-trial purposes in the Southern District of New York in the fall of 1994 under the caption In re NASDAQ Market-Makers Antitrust Litigation, United States District Court, Southern District of New York No. 94-CIV-3996 (RWS); M.D.L. No. 1023. The other state court suit, Lawrence
        A. Abel v. Merrill Lynch & Co., Inc. et al.; Superior Court of San Diego, Case No. 677313, has been dismissed without prejudice in conjunction with a tolling agreement.

        In consolidated action, the plaintiffs purport to represent a class of persons who bought one or more of what they currently estimate to be approximately 1,650 securities on NASDAQ between May 1, 1989 and May 27, 1994. They seek unspecified monetary damages, which would be trebled under the antitrust laws. The plaintiffs also seek injunctive relief, as well as attorney's fees and the costs of the action. (The state cases seek similar relief.) Plaintiffs in the consolidated action filed an amended consolidated complaint that defendants answered in December 1995. On November 26, 1996, the Court certified a class composed of retail purchasers. A motion to include institutional investors in the class and to add class representatives was granted. In December 1997, SBI, SB and R-H, along with several other broker-dealer defendants, executed a settlement agreement with the plaintiffs. This agreement has been preliminarily approved by the U.S. District Court for the Southern District of New York but is subject to final approval.

        On July 17, 1996, the Antitrust Division of the Department of Justice filed a complaint against a number of firms that act as market makers in NASDAQ stocks. The complaint basically alleged that a common understanding arose among NASDAQ market makers which worked to keep quote spreads in NASDAQ stocks artificially wide. Contemporaneous with the filing of the complaint, SBI, SB and other defendants entered into a stipulated settlement agreement, pursuant to which the defendants would agree not to engage in certain practices relating to the quoting of NASDAQ securities and would further agree to implement a program to ensure compliance with federal antitrust laws and with the terms of the settlement. In entering into the stipulated settlement, SBI and SB did not admit any liability. There are no fines, penalties, or other payments of monies in connection with the settlement. In April 1997, the U.S. District Court for the Southern District of New York approved the settlement. In May 1997, plaintiffs in the related civil action (who were permitted to intervene for limited purposes) appealed the district court's approval of the settlement. The appeal is pending.

        The Securities and Exchange Commission ("SEC") is also conducting a review of the NASDAQ marketplace, during which it has subpoenaed documents and taken the testimony of various individuals including SBI and SB personnel. In July 1996, the SEC reached a settlement with the National Association of Securities Dealers and issued a report detailing certain conclusions with respect to the NASD and the NASDAQ market.

        In December 1996, a complaint seeking unspecified monetary damages was filed by Orange County, California against numerous brokerage firms, including SB, in the U.S. Bankruptcy Court for the Central District of California.Plaintiff alleged, among other things, that the defendants recommended and sold to plaintiff unsuitable securities. The case (County of Orange et al. v. Bear Sterns & Co. Inc. et al.) Has been stayed by agreement of the parties.

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

Date:      5/15/98


  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:        Smith Barney Futures Management Inc.
           (General Partner)


By:        /s/ David J. Vogel, President
           David J. Vogel, President


Date:      5/15/98


By        /s/ Daniel A. Dantuono
          Daniel A. Dantuono
          Chief Financial Officer and
          Director

Date: 5/15/98