Form 10-Q
period 1998-06-30
SMITH BARNEY DIVERSIFIED FUTURES FUND LP
filed 1998-08-13
CIK 911503

FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                (X) QUARTERLY REPORT UNDER SECTION 13 or 15(d)

                    OF THE SECURITIES EXCHANGE ACT OF 1934

              OR ( ) TRANSITION REPORT UNDER SECTION 13 or 15(d)

                    OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter ended June 30, 1998

Commission File Number 0-26132

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


                                                                       Page
                                                                      Number

PART I - Financial Information:

            Item 1.     Financial Statements:

                        Statement of Financial Condition
                        at June 30, 1998 and December 31,
                        1997.                                             3

                        Statement of Income and Expenses
                        and Partners' Capital for the
                        three and six months ended June 30,
                        1998 and 1997.                                    4

                        Notes to Financial Statements                   5 - 8

            Item 2.     Management's Discussion and
                        Analysis of Financial Condition
                        and Results of Operations                       9 - 11

            Item 3.     Quantitative and Qualitative
                        Disclosures of Market Risk                        12

PART II - Other Information                                            13 - 14

                                     PART I
                          ITEM 1. FINANCIAL STATEMENTS




                   SMITH BARNEY DIVERSIFIED FUTURES FUND L.P.
                        STATEMENT OF FINANCIAL CONDITION



                                                      JUNE 30,      DECEMBER 31,
                                                       1998            1997
                                                  -------------    -------------
ASSETS:                                            (Unaudited)


Equity in commodity futures trading account:
  Cash and cash equivalents                       $ 134,617,932    $ 142,852,854

  Net unrealized appreciation (depreciation)
   on open futures contracts                           (729,085)      11,184,770


                                                  -------------    -------------
                                                    133,888,847      154,037,624
Interest receivable                                     424,188          518,917

                                                  -------------    -------------

                                                  $ 134,313,035    $ 154,556,541

                                                  =============    =============

LIABILITIES AND PARTNERS' CAPITAL:

Liabilities:
 Accrued expenses:
  Commissions                                     $     600,778    $     721,970
  Management fees                                       312,591          359,579
  Other                                                 100,709           79,457
   Incentive fees                                             -          492,736
  Redemptions payable                                 2,087,438        1,521,538

                                                  -------------    -------------
                                                      3,101,516        3,175,280

                                                  -------------    -------------
Partners' Capital:

General Partner, 2,048.9308 Unit
   equivalents outstanding in 1998 and 1997           2,501,109        2,660,393
Limited Partners, 105,440.5337 and
  114,539.1563 Units of Limited Partnership
  Interest outstanding in 1998 and 1997,
  respectively                                      128,710,410      148,720,868

                                                  -------------    -------------

                                                    131,211,519      151,381,261

                                                  -------------    -------------

                                                  $ 134,313,035    $ 154,556,541

                                                  =============    =============
See Notes to Financial Statements
                                        3

                   SMITH BARNEY DIVERSIFIED FUTURES FUND L.P.
             STATEMENT OF INCOME AND EXPENSES AND PARTNERS' CAPITAL
                                   (UNAUDITED)



                                                                 THREE MONTHS ENDED                SIX MONTHS ENDED
                                                                       JUNE 30,                         JUNE 30,
                                                            ------------------------------    ------------------------------
                                                                 1998            1997             1998             1997

                                                            -------------    -------------    -------------    -------------

  Net gains (losses) on trading of commodity
   futures:
  Realized gains (losses) on closed positions               $   3,440,075    $  (7,058,923)   $   6,899,384    $   1,480,735
  Change in unrealized gains/losses on open
   positions                                                   (5,772,686)      (3,733,550)     (11,913,855)      (2,012,893)

                                                            -------------    -------------    -------------    -------------

                                                               (2,332,611)     (10,792,473)      (5,014,471)        (532,158)
Less, brokerage commissions and clearing fees
  ($65,721, $80,128, $158,898 and $163,508, respectively)      (2,066,837)      (2,465,556)      (4,324,843)      (5,130,100)

                                                            -------------    -------------    -------------    -------------

  Net realized and unrealized losses                           (4,399,448)     (13,258,029)      (9,339,314)      (5,662,258)
  Interest income                                               1,307,257        1,608,072        2,812,424        3,318,089

                                                            -------------    -------------    -------------    -------------

                                                               (3,092,191)     (11,649,957)      (6,526,890)      (2,344,169)

                                                            -------------    -------------    -------------    -------------


Expenses:
  Management fees                                                 962,005        1,107,294        1,985,152        2,310,723
  Other                                                            36,155           46,979           72,707           96,138
  Incentive fees                                                        -                -          242,074          747,694

                                                            -------------    -------------    -------------    -------------

                                                                  998,160        1,154,273        2,299,933        3,154,555

                                                            -------------    -------------    -------------    -------------

  Net loss                                                     (4,090,351)     (12,804,230)      (8,826,823)      (5,498,724)
  Additions                                                        26,830          252,639           59,306          252,639
  Redemptions                                                  (5,653,495)      (3,737,803)     (11,402,225)      (9,281,574)

                                                            -------------    -------------    -------------    -------------

  Net decrease in Partners' capital                            (9,717,016)     (16,289,394)     (20,169,742)     (14,527,659)

Partners' capital, beginning of period                        140,928,535      173,348,996      151,381,261      171,587,261

                                                            -------------    -------------    -------------    -------------

Partners' capital, end of period                            $ 131,211,519    $ 157,059,602    $ 131,211,519    $ 157,059,602
                                                            -------------    -------------    -------------    -------------

Net asset value per Unit
  (107,489.4645 and 130,119.5800 Units outstanding
  at June 30, 1998 and 1997, respectively)                  $    1,220.69    $    1,207.04    $    1,220.69    $    1,207.04
                                                            -------------    -------------    -------------    -------------


Net loss per Unit of Limited Partnership
  Interest and General Partner Unit equivalent              $      (36.39)   $      (96.46)   $      (77.74)   $      (43.32)
                                                            -------------    -------------    -------------    -------------


See Notes to Financial Statements
                                        4

                  SMITH BARNEY DIVERSIFIED FUTURES FUND L.P.
                         NOTES TO FINANCIAL STATEMENTS
                                 June 30, 1998
                                  (Unaudited)

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

       Smith Barney Futures Management Inc. acts as the general partner (the "General Partner") of the Partnership. Smith Barney Inc. ("SB"), an affiliate of the General Partner, acts as commodity broker for the Partnership. All trading decisions are made for the Partnership by Campbell & Company, Inc., John W. Henry & Company, Inc., Trendview Management Inc., Telesis Management Inc., Rabar Market Research, Inc. and AIS Futures Management, Inc. (collectively, the "Advisors"). On November 28, 1997, Smith Barney Holdings Inc. was merged with Salomon Inc to form Salomon Smith Barney Holdings Inc. ("SSBH"), a wholly owned subsidiary of Travelers Group. SB is a wholly owned subsidiary of SSBH.

      The accompanying financial statements are unaudited but, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Partnership's financial condition at June 30, 1998 and the results of its operations for the three and six months ended June 30, 1998 and 1997. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. It is suggested that these financial statements be read in conjunction with the financial statements and notes included in the Partnership's annual report on Form 10-K filed with Securities and Exchange Commission for the year ended December 31, 1997.

      Due to the nature of commodity trading, the results of operations for the interim periods presented should not be considered indicative of the results that may be expected for the entire year.

                  SMITH BARNEY DIVERSIFIED FUTURES FUND L.P.
                         NOTES TO FINANCIAL STATEMENTS
                                  (continued)


2.   Net Asset Value Per Unit:

     Changes in net asset value per Unit for the three and six months ended June 30, 1998 and 1997, were as follows:

                                 THREE-MONTHS ENDED         SIX-MONTHS ENDED
                                      JUNE  30,                 JUNE 30,
                                  1998        1997          1998        1997

Net realized and unrealized
 losses                        $  (39.18)   $  (99.89)   $  (82.28)   $  (44.70)
Interest income                    11.81        12.16        24.87        24.72
Expenses                           (9.02)       (8.73)      (20.33)      (23.34)
                               ---------    ---------    ---------    ---------

Decrease for period               (36.39)      (96.46)      (77.74)      (43.32)

Net Asset Value per Unit,
  beginning of period           1,257.08     1,303.50     1,298.43     1,250.36
                               ---------    ---------    ---------    ---------

Net Asset Value per Unit,
  end of period                $1,220.69    $1,207.04    $1,220.69    $1,207.04
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

      All of the commodity interests owned by the Partnership are held for trading purposes. The fair value of these commodity interests, including options thereon, at June 30, 1998 and December 31, 1997 was $(729,085) and $11,184,770,
respectively, and the average fair value during the six and twelve months then ended, based on monthly calculation, was $5,138,545 and $10,552,252, respectively.

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

      The notional or contractual amounts of these instruments, while not recorded in the financial statements, reflect the extent of the Partnership's involvement in these instruments. At June 30, 1998, the notional or contractual amounts of the Partnership's commitment to purchase and sell these instruments was $919,099,955 and $978,596,441, respectively, as detailed below. All of these instruments mature within one year of June 30, 1998. However, due to the nature of the Partnership's business, these instruments may not be held to maturity. At June 30, 1998, the fair value of the Partnership's derivatives, including options thereon, was $(729,085), as detailed below.

                                            JUNE 30, 1998
                                       NOTIONAL OR CONTRACTUAL
                                        AMOUNT OF COMMITMENTS
                                     TO PURCHASE       TO SELL      FAIR VALUE
Currencies:
- Exchange Traded Contracts          $  6,445,788   $ 28,958,535   $    250,258
- OTC Contracts                       196,371,141    268,658,636     (3,390,994)
Energy                                  2,059,100     25,838,888        876,198
Grains                                  1,115,855     15,471,445       (111,223)
Interest rate U.S.                    267,989,785      4,607,562        792,918
Interest rate Non U.S.                415,373,678    560,811,659        289,930
Livestock                                       -      2,199,640         35,518
Metals                                  6,211,175     39,535,562       (331,640)
Softs                                   5,527,250     14,958,713        873,395
Indices                                18,006,183     17,555,801        (13,445)
                                     ------------   ------------   ------------

Totals                               $919,099,955   $978,596,441   $   (729,085)
                                     ============   ============   ============

      At December 31, 1997, the notional or contractual amounts of the Partnership's commitment to purchase and sell these instruments was $825,601,374 and $788,720,477, respectively, and fair value of the Partnership's derivatives, including options thereon, was $11,184,770, as detailed below.

                                          DECEMBER 31,1997
                                       NOTIONAL OR CONTRACTUAL
                                        AMOUNT OF COMMITMENTS
                                     TO PURCHASE       TO SELL       FAIR VALUE
Currencies:
- Exchange Traded Contracts         $ 11,004,227    $ 85,052,231    $    710,480
- OTC Contracts                       91,780,207     172,891,448         430,261
Energy                                 2,293,498      51,019,266       2,859,466
Interest Rates U.S.                  221,651,270               -       1,004,688
Interest Rates Non U.S.              450,921,559     320,673,268       1,205,068
Grains                                 1,900,330      34,874,210         884,824
Metals                                23,394,060      69,472,845       2,414,000
Indices                                3,912,480      25,990,658         499,992
Softs                                 18,743,743      20,872,968         934,676
Livestock                                      -       7,873,583         241,315
                                    ------------    ------------    ------------

Totals                              $825,601,374    $788,720,477    $ 11,184,770
                                    ============    ============    ============

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations.

Liquidity and Capital Resources

     The Partnership does not engage in the sale of goods or services. Its only assets are its equity in its commodity futures trading account, consisting of cash and cash equivalents, net unrealized appreciation (depreciation) on open futures contracts and interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership. While substantial losses could lead to a decrease in liquidity, no such losses occurred during the second quarter of 1998.

     The Partnership's capital consists of the capital contributions of the partners as increased or decreased by gains or losses on commodity futures trading, expenses, interest income, additions and redemptions of Units and distributions of profits, if any.

     For the six months ended June 30, 1998, Partnership capital decreased 13.3% from $151,381,261 to $131,211,519. This decrease was attributable to a net loss from operations of $8,826,823 coupled with the redemption of 9,145.6004 units totaling $11,402,225 which was partially offset by additional sales of 46.9778 units totaling $59,306. Additional Units offered represent a reduced brokerage fee to existing limited partners investing $1,000,000 or more. Future redemptions can impact the amount of funds available for investments in commodity contract positions in subsequent periods.

Operational Risk

     The General Partner administers the business of the Partnership through various systems and processes maintained by SSBH. SSBH has analyzed the impact of the year 2000 on its systems and processes and modifications for compliance are proceeding according to plan. All modifications necessary for year 2000 compliance are expected to be completed by the first quarter of 1999. In July 1998, SB participated in successful industry-wide testing coordinated by the Securities Industry Association and plans to participate in such tests in the future. The purpose of industry-wide testing is to confirm that exchanges, clearing organizations, and other securities industry participants are prepared for the year 2000. The failure of vendors, clients, or regulators to resolve their own Year 2000 compliance issues in a timely manner could result in material financial risk to the Partnership.

Results of Operations

     During the Partnership's second quarter of 1998, the net asset value per Unit decreased 2.9% from $1,257.08 to $1,220.69, as compared to an decrease of 7.4% in the second quarter of 1997. The Partnership experienced a net trading loss before commissions and expenses in the second quarter of 1998 of $2,332,611. Losses were recognized in livestock, grains, U.S. and non U.S. interest rates and metals and were partially offset by gains in indices, currencies, energy and softs products. The Partnership experienced a net trading loss before commissions and expenses in the second quarter of 1997 of $10,792,473. Losses were recognized in the trading of commodity futures in currencies, U.S. and non U.S. interest rates, energy products and livestock and were partially offset by gains recognized in the trading of grains, indices, metals and softs.

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

     Interest income on 80% of the Partnership's daily equity maintained in cash was earned on the monthly average 30-day U.S. Treasury bill rate determined weekly by SB based on the noncompetitive yield on three month U.S. Treasury bills maturing in 30 days from the date in which such weekly rate is determined. Interest income for the three and six months ended June 30, 1998 decreased by $300,815 and $505,665, respectively, as compared to the corresponding periods in 1997. The decrease in interest income is primarily due to the effect of redemptions on the Partnership's equity maintained in cash.

     Brokerage commissions are calculated on the Partnership's net asset value as of the last day of each month and, therefore, vary according to trading performance and redemptions. Commissions for the three and six months ended June 30, 1998 decreased by $398,719 and $805,257 respectively, as compared to the corresponding periods in 1997.

     Management fees are calculated on the portion of the Partnership's net asset value allocated to each Advisor at the end of the month and, therefore, are affected by trading performance and redemptions. Management fees for the three and six months ended June 30, 1998 decreased by $145,289 and $ 325,571, respectively, as compared to the corresponding periods in 1997.

     Incentive fees are based on the new trading profits generated by each Advisor at the end of the quarter, as defined in the advisory agreements between the Partnership, the General Partner and each Advisor. Trading performance resulted in incentive fees for the three and six months ended June 30, 1998 of $ 0 and $242,074, respectively. Trading performance for the three and six months ended June 30, 1997 resulted in incentive fees of $0 and $747,694, respectively.

Item 3.    Quantitative and Qualitative Disclosures of Market Risk

     The fund is subject to SEC Financial Reporting Release No. 48, Quantitative and Qualitative Disclosures of Market Risk and will comply with the disclosure and reporting requirements in its form 10K as of December 31, 1998.

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

            On July 17, 1996, the Antitrust Division of the Department of Justice filed a complaint against a number of firms that act as market makers in NASDAQ stocks. The complaint basically alleged that a common understanding arose among NASDAQ market makers which worked to keep quote spreads in NASDAQ stocks artificially wide. Contemporaneous with the filing of the complaint, SBI, SB and other defendants entered into a stipulated settlement agreement, pursuant to which the defendants would agree not to engage in certain practices relating to the quoting of NASDAQ securities and would further agree to implement a program to ensure compliance with federal antitrust laws and with the terms of the settlement. In entering into the stipulated settlement, SBI and SB did not admit any liability. There are no fines, penalties, or other payments of monies in connection with the settlement. In April 1997, the U.S. District Court for the Southern District of New York approved the settlement. In May 1997, plaintiffs in the related civil action (who were permitted to intervene for limited purposes) appealed the district court's approval of the settlement. The appeal was argued in March 1998 and was affirmed in August 1998.

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

            In December 1996, a complaint seeking unspecified monetary damages was filed by Orange County, California against numerous brokerage firms, including SB, in the U.S. Bankruptcy Court for the Central District of California. Plaintiff alleged, among other things, that the defendants recommended and sold to plaintiff unsuitable securities. The case (County of Orange et al. v. Bear Stearns & Co. Inc. et al.) had been subject to a stay by agreement of the parties which will expire on August 21, 1998.

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

Date:   8/14/98


       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:     Smith Barney Futures Management Inc.
        (General Partner)


By:     /s/ David J. Vogel, President
        David J. Vogel, President


Date:   8/14/98


By     /s/ Daniel A. Dantuono
       Daniel A. Dantuono
       Chief Financial Officer and
       Director

Date:  8/14/98