Form 10-Q
period 1998-09-30
SMITH BARNEY DIVERSIFIED FUTURES FUND LP
filed 1998-11-13
CIK 911503

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                 (X) QUARTERLY REPORT UNDER SECTION 13 or 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

               OR ( ) TRANSITION REPORT UNDER SECTION 13 or 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter ended September 30, 1998

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

           Statement of Financial Condition at
           September 30, 1998 and December 31,
           1997.                                                         3

           Statement of Income and Expenses and  Partners'
           Capital  for the  three and nine  months  ended
           September 30, 1998
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

                                     PART I
                          ITEM 1. FINANCIAL STATEMENTS



                    SMITH BARNEY DIVERSIFIED FUTURES FUND L.P.
                        STATEMENT OF FINANCIAL CONDITION



                                             SEPTEMBER 30,    DECEMBER 31,
                                                 1998             1997
                                             -------------   ------------
                                              (Unaudited)

ASSETS:

Equity in commodity futures trading account:
  Cash and cash equivalents                   $131,197,341   $142,852,854

  Net unrealized appreciation
   on open futures contracts                    21,785,278     11,184,770


                                              ------------   ------------
                                               152,982,619    154,037,624
Interest receivable                                419,385        518,917

                                              ------------   ------------

                                              $153,402,004   $154,556,541

                                              ============   ============

LIABILITIES AND PARTNERS' CAPITAL:

Liabilities:
 Accrued expenses:
  Commissions                                 $    674,407   $    721,970
  Management fees                                  357,923        359,579
  Incentive fees                                 2,731,567        492,736
  Other                                             84,683         79,457
 Redemptions payable                             1,021,934      1,521,538

                                              ------------   ------------
                                                 4,870,514      3,175,280

                                              ------------   ------------
Partners' Capital:

General Partner, 2,048.9308 Unit
   equivalents outstanding in 1998 and 1997      2,909,810      2,660,393
Limited Partners, 102,538.6658 and
  114,539.1563 Units of Limited Partnership
  Interest outstanding in 1998 and 1997,
  respectively                                 145,621,680    148,720,868

                                              ------------   ------------

                                               148,531,490    151,381,261

                                              ------------   ------------

                                              $153,402,004   $154,556,541

                                              ============   ============

See Notes to Financial Statements

                   SMITH BARNEY DIVERSIFIED FUTURES FUND L.P.
             STATEMENT OF INCOME AND EXPENSES AND PARTNERS' CAPITAL
                                   (UNAUDITED)



                                                               THREE MONTHS ENDED                     NINE MONTHS ENDED
                                                                  SEPTEMBER 30,                         SEPTEMBER 30,
                                                           -------------------------------    -----------------------------
                                                                  1998              1997             1998              1997

                                                           -------------------------------    -----------------------------

Income:
  Net gains (losses) on trading of commodity
   futures:
  Realized gains on closed positions                        $   3,144,783    $   1,272,924    $  10,044,167    $   2,753,659
  Change in unrealized gains/losses on open
   positions                                                   22,514,363        2,840,871       10,600,508          827,978

                                                            -------------    -------------    -------------    -------------

                                                               25,659,146        4,113,795       20,644,675        3,581,637
Less, brokerage commissions and clearing fees
  ($54,068, $83,076, $212,966 and $246,584, respectively)      (2,075,208)      (2,451,605)      (6,400,051)      (7,581,705)

                                                            -------------    -------------    -------------    -------------

  Net realized and unrealized gains (losses)                   23,583,938        1,662,190       14,244,624       (4,000,068)
  Interest income                                               1,315,045        1,579,945        4,127,469        4,898,034

                                                            -------------    -------------    -------------    -------------

                                                               24,898,983        3,242,135       18,372,093          897,966

                                                            -------------    -------------    -------------    -------------

Expenses:
  Management fees                                               1,015,615        1,100,450        3,000,767        3,411,173
  Incentive fees                                                2,731,568           61,032        2,973,642          808,726
  Other                                                            27,147           15,220           99,854          111,358

                                                            -------------    -------------    -------------    -------------
                                                                3,774,330        1,176,702        6,074,263        4,331,257

                                                            -------------    -------------    -------------    -------------

  Net income (loss)                                            21,124,653        2,065,433       12,297,830       (3,433,291)

  Additions                                                        27,051           42,621           86,357          295,260
  Redemptions                                                  (3,831,733)      (9,643,369)     (15,233,958)     (18,924,943)

                                                            -------------    -------------    -------------    -------------

  Net increase (decrease) in Partners' capital                 17,319,971       (7,535,315)      (2,849,771)     (22,062,974)

Partners' capital, beginning of period                        131,211,519      157,059,602      151,381,261      171,587,261

                                                            -------------    -------------    -------------    -------------

Partners' capital, end of period                            $ 148,531,490    $ 149,524,287    $ 148,531,490    $ 149,524,287
                                                            -------------    -------------    -------------    -------------

Net asset value per Unit
  (104,587.5966 and 122,319.6742 Units outstanding
  at September 30, 1998 and 1997, respectively)             $    1,420.16    $    1,222.41    $    1,420.16    $    1,222.41
                                                            -------------    -------------    -------------    -------------

Net gain (loss) per Unit of Limited Partnership
  Interest and General Partner Unit equivalent              $      199.47    $       15.37    $      121.73    $      (27.95)
                                                            -------------    -------------    -------------    -------------


See Notes to Financial Statements

                   SMITH BARNEY DIVERSIFIED FUTURES FUND L.P.
                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 1998
                                   (Unaudited)

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

     Smith Barney Futures Management Inc. acts as the general partner (the "General Partner") of the Partnership. On September 1, 1998, the Partnership's commodity broker, Smith Barney Inc., merged with Salomon Brothers Inc and changed its name to Salomon Smith Barney Inc. ("SSB"). SSB is an affiliate of the General Partner. The General Partner is wholly owned by Salomon Smith Barney Holdings Inc. ("SSBH"), which is the sole owner of SSB. SSBH is a wholly owned subsidiary of Travelers Group Inc. All trading decisions are made for the Partnership by Campbell & Company, Inc., John W. Henry & Company Inc., Trendview Management Inc., Telesis Management Inc., Rabar Market Research, Inc. and AIS Futures Management, Inc. (collectively, the "Advisors"). (see Note 5)

         The accompanying financial statements are unaudited but, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Partnership's financial condition at September 30, 1998 and the results of its operations for the three and nine months ended September 30, 1998 and 1997. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. It is suggested that these financial statements be read in conjunction with the financial statements and notes included in the Partnership's annual report on Form 10-K filed with Securities and Exchange Commission for the year ended December 31, 1997.

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

                                     SMITH BARNEY DIVERSIFIED FUTURES FUND L.P.
                                            NOTES TO FINANCIAL STATEMENTS
                                                     (continued)


2.      Net Asset Value Per Unit:

        Changes in net asset value per Unit for the three and nine months ended September 30, 1998 and 1997, were as follows:

                                  THREE-MONTHS ENDED          NINE-MONTHS ENDED
                                     SEPTEMBER 30,              SEPTEMBER 30,
                                    1998        1997          1998        1997

Net realized and unrealized
 gains (losses)                $  222.74     $  12.20      $140.46      $(32.50)
Interest income                    12.37        12.37        37.24        37.09
Expenses                          (35.64)       (9.20)      (55.97)      (32.54)
                               ---------    ---------    ---------    ---------

Increase (decrease)
  for period                      199.47        15.37       121.73       (27.95)

Net Asset Value per Unit,
  beginning of period           1,220.69     1,207.04     1,298.43     1,250.36
                               ---------    ---------    ---------    ---------

Net Asset Value per Unit,
  end of period                $1,420.16    $1,222.41    $1,420.16    $1,222.41
                               =========    =========    =========    =========


3.  Trading Activities:

        The Partnership was formed for the purpose of trading contracts in a variety of commodity interests, including derivative financial instruments and derivative commodity instruments. The results of the Partnership's trading activity are shown in the statement of income and expenses.

       The Customer Agreement between the Partnership and SSB gives the Partnership the legal right to net unrealized gains and losses.

       All of the commodity interests owned by the Partnership are held for trading purposes. The fair value of these commodity interests, including options thereon, at September 30, 1998 and December 31, 1997 was $21,785,278 and $11,184,770, respectively, and the average fair value during the nine and twelve months then ended, based on monthly calculation, was $7,928,180 and $10,552,252, respectively.

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

       Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. Credit risk with respect to exchange traded instruments is reduced to the extent that an exchange or clearing organization acts as a counterparty to the transactions. The Partnership's risk of loss in the event of counterparty default is typically limited to the amounts recognized in the statement of financial condition and not represented by the contract or notional amounts of the instruments. The Partnership has concentration risk because the sole counterparty or broker with respect to the Partnership's assets is SSB.

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

       The notional or contractual amounts of these instruments, while not recorded in the financial statements, reflect the extent of the Partnership's involvement in these instruments. At September 30, 1998, the notional or contractual amounts of the Partnership's commitment to purchase and sell these instruments was

$1,826,509,763 and $188,947,887, respectively, as detailed below. All of these instruments mature within one year of September 30, 1998. However, due to the nature of the Partnership's business, these instruments may not be held to maturity. At September 30, 1998, the fair value of the Partnership's derivatives, including options thereon, was $21,785,278, as detailed below.

                                     SEPTEMBER 30, 1998
                                  NOTIONAL OR CONTRACTUAL
                                   AMOUNT OF COMMITMENTS
                                   TO PURCHASE          TO SELL      FAIR VALUE
                                  Currencies:
- Exchange Traded Contracts $       13,399,663   $    6,489,293   $     357,178
- OTC Contracts                    249,267,963      115,653,090       1,865,948
Energy                              19,687,746                -         168,621
Grains                                 574,835       10,771,265       1,341,992
Interest Rates U.S.                402,124,901                -       6,549,801
Interest Rates Non-U.S           1,129,431,371                -      10,334,535
Livestock                                    -          733,720           7,220
Metals                              10,050,114       17,657,518        (380,080)
Softs                                1,973,170       12,711,418         145,951
Indices                                      -       24,931,583       1,394,112
                                --------------   --------------   --------------

Totals                          $1,826,509,763   $  188,947,887   $  21,785,278
                                ==============   ==============   ==============

         At December 31, 1997, the notional or contractual amounts of the Partnership's commitment to purchase and sell these instruments was $825,601,374 and $788,720,477, respectively, and fair value of the Partnership's derivatives, including options thereon, was $11,184,770, as detailed below.

                                    DECEMBER 31,1997
                                NOTIONAL OR CONTRACTUAL
                                 AMOUNT OF COMMITMENTS
                               TO PURCHASE        TO SELL     FAIR VALUE
Currencies:
- Exchange Traded Contracts   $ 11,004,227   $ 85,052,231   $    710,480
- OTC Contracts                 91,780,207    172,891,448        430,261
Energy                           2,293,498     51,019,266      2,859,466
Grains                           1,900,330     34,874,210        884,824
Interest Rates U.S.            221,651,270              -      1,004,688
Interest Rates Non-U.S         450,921,559    320,673,268      1,205,068
Livestock                                -      7,873,583        241,315
Metals                          23,394,060     69,472,845      2,414,000
Softs                           18,743,743     20,872,968        934,676
Indices                          3,912,480     25,990,658        499,992
                              ------------   ------------   ------------

Totals                        $825,601,374   $788,720,477   $ 11,184,770
                              ============   ============   ============

5.       Subsequent Events:

         Effective October 1, 1998, AIS Futures Management, Inc. was terminated as an Advisor.

         On October 8, 1998, Travelers Group Inc. merged with Citicorp Inc. and changed its name to Citigroup Inc.

Item 2.       Management's Discussion and Analysis of Financial
              Condition and Results of Operations.

Liquidity and Capital Resources

         The Partnership does not engage in the sale of goods or services. Its only assets are its equity in its commodity futures trading account, consisting of cash and cash equivalents, net unrealized appreciation (depreciation) on open futures and forward contracts, commodity options and interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership. While substantial losses could lead to a decrease in liquidity, no such losses occurred during the third quarter of 1998.

         The Partnership's capital consists of the capital contributions of the partners as increased or decreased by gains or losses on commodity futures trading, expenses, interest income, additions and redemptions of Units and distributions of profits, if any.

         For the nine months ended September 30, 1998, Partnership capital decreased 1.9% from $151,381,261 to $148,531,490. This decrease was attributable to the redemption of 12,068.8347 Units totaling $15,233,958 which was partially offset by additional sales of 68.3442 Units totaling $86,357 coupled with net income from operations of $12,297,830. Additional Units offered represent a reduced brokerage fee to existing limited partners investing $1,000,000 or more. Future redemptions can impact the amount of funds available for investments in commodity contract positions in subsequent periods.

Operational Risk

         The General Partner administers the business of the Partnership through various systems and processes maintained by SSBH. SSBH has analyzed the impact of the year 2000 on its systems and processes and modifications for compliance are proceeding according to plan. All modifications necessary for year 2000 compliance are expected to be completed by the first quarter of 1999. In July 1998, SSB participated in successful industry-wide testing coordinated by the Securities Industry Association and plans to participate in such tests in the future. The purpose of industry-wide testing is to confirm that exchanges, clearing organizations, and other securities industry participants are prepared for the year 2000.

              The most likely and most significant risk to the Partnership associated with the lack of year 2000 readiness is the failure of outside organizations, including the commodities exchanges, clearing organizations or regulators with which the Partnership interacts to resolve their year 2000 issues in a timely manner. This risk could involve the inability to determine the value of the Partnership at some point in time and would make effecting purchases or redemptions of Units in the Partnership infeasible until such valuation was determinable.

         In addition, the General Partner is addressing the technological implications that will result from regulatory and market changes due to Europe's Economic and Monetary Union ("EMU").

         Risks to the Partnership exist in the lack of experience with this new currency and the potential impact it can have on the Advisors' trading programs. Risks also exist in the failure of external information technology and accounting systems to adequately prepare for the conversion. This issue is particularly acute in the area of the exchanges, clearing houses and over-the-counter foreign exchange markets where the futures interests are traded. If the necessary changes are not properly implemented, the Partnership could suffer failed trade settlements, inability to reconcile trading positions and funding disruptions. Such events could result in erroneous entries in the Partnership's accounts, mispriced transactions, and a delay or inability to provide timely pricing of Units for the purpose of effecting purchases and redemptions.

         SSB has evaluated its internal systems and made the necessary changes to accommodate EMU transactions on behalf of the Partnership. The General Partner will continue to monitor and communicate with the Advisors and related third-party entities to assure preparation for the EMU conversion and advanced notification of impending issues or problems.

Results of Operations

         During the Partnership's third quarter of 1998, the net asset value per Unit increased 16.3% from $1,220.69 to $1,420.16, as compared to an increase of 1.3% in the third quarter of 1997. The Partnership experienced a net trading gain before brokerage commissions and related fees in the third quarter of 1998 of $25,659,146. Gains were recognized in the trading of commodity futures in livestock, grains, U.S. and non-U.S. interest rates and energy and were partially offset by losses in indices, currencies, metals and softs. The
Partnership experienced a net trading gain before brokerage commissions and related fees in the third quarter of 1997 of $4,113,795. Gains were recognized in the trading of commodity futures in currencies, U.S. and non-U.S. interest rates and indices and were partially offset by losses recognized in the trading of energy products, livestock, grains, metals and softs.

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

         Interest income on 80% of the Partnership's daily equity maintained in cash was earned on the monthly average 30-day U.S. Treasury bill rate determined weekly by SSB based on the noncompetitive yield on three month U.S. Treasury bills maturing in 30 days from the date in which such weekly rate is determined. Interest income for the three and nine months ended September 30, 1998 decreased by $264,900 and $770,565, respectively, as compared to the corresponding periods in 1997. The decrease in interest income is primarily due to the effect of redemptions on the Partnership's equity maintained in cash.

         Brokerage commissions are calculated on the Partnership's net asset value as of the last day of each month and, therefore, vary according to trading performance and redemptions. Accordingly, they must be compared in relation to the fluctuations in monthly net asset values. Commissions and fees for the three and nine months ended September 30, 1998 decreased by $376,397 and $1,181,654 respectively, as compared to the corresponding periods in 1997.

         Management fees are calculated on the portion of the Partnership's net asset value allocated to each Advisor at the end of the month and, therefore, are affected by trading performance and redemptions. Management fees for the three and nine months ended September 30, 1998 decreased by $84,835 and $410,406, respectively, as compared to the corresponding periods in 1997.

         Incentive fees are based on the new trading profits generated by each Advisor at the end of the quarter, as defined in the advisory agreements between the Partnership, the General Partner and each Advisor. Trading performance for the three and nine months ended September 30, 1998 resulted in incentive fees of $2,731,568 and $2,973,642, respectively. Trading performance for the three and nine months ended September 30, 1997 resulted in incentive fees of $61,032 and $808,726, respectively.

Item 3.       Quantitative and Qualitative Disclosures of Market Risk

         The Partnership is subject to SEC Financial Reporting Release No. 48, regarding quantitative and qualitative disclosures of market risk and will comply with the disclosure and reporting requirements in its Form 10-K as of December 31, 1998.

                        PART II OTHER INFORMATION

Item 1.       Legal Proceedings

                      Between May 1994 and the present, Salomon Brothers Inc. ("SBI"), Smith Barney Inc. ("SB") and The Robinson Humphrey Company, Inc. ("R-H"), all currently subsidiaries of Salomon Smith Barney Holdings Inc. ("SSBH"), along with a number of other broker-dealers, were named as defendants in approximately 25 federal court lawsuits and two state court lawsuits, principally alleging that companies that make markets in securities traded on NASDAQ violated the federal antitrust laws by conspiring to maintain a minimum spread of $.25 between the bid and asked price for certain securities. The federal lawsuits and one state court case were consolidated for pre-trial purposes in the Southern District of New York in the fall of 1994 under the caption In re NASDAQ Market-Makers Antitrust Litigation, United States District Court, Southern District of New York No. 94-CIV-3996 (RWS); M.D.L. No. 1023. The other state court suit, Lawrence A. Abel v. Merrill Lynch & Co., Inc. et al.; Superior Court of San Diego, Case No. 677313, has been dismissed without prejudice in conjunction with a tolling agreement.

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

Item 4.       Submission of Matters to a Vote of Security Holders -None

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



By:
           David J. Vogel, President



Date:

           Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:        Smith Barney Futures Management Inc.
           (General Partner)



By:
           David J. Vogel, President


Date:


By
           Daniel A. Dantuono
           Chief Financial Officer and
           Director

Date:

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

Date:      11/12/98


  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:        Smith Barney Futures Management Inc.
           (General Partner)


By:        /s/ David J. Vogel, President
           David J. Vogel, President


Date:      11/12/98


By        /s/ Daniel A. Dantuono
          Daniel A. Dantuono
          Chief Financial Officer and
          Director

Date: 11/12/98