Form 10-Q
period 1999-03-31
SMITH BARNEY DIVERSIFIED FUTURES FUND LP
filed 1999-05-14
CIK 911503

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                 (X) QUARTERLY REPORT UNDER SECTION 13 or 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

               OR ( ) TRANSITION REPORT UNDER SECTION 13 or 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter ended March 31, 1999

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

                                                                    Page
                                                                   Number

PART I - Financial Information:

Item 1           Financial Statements:

                 Statement of  Financial  Condition at March 31,
                 1999 (unaudited) and December 31, 1998              3

                 Statement of Income and Expenses and  Partners'
                 Capital  for the three  months  ended March 31,
                 1999 and 1998 (unaudited).                          4


                 Notes to Financial Statements
                 (unaudited)                                       5 - 9

Item 2           Management's Discussion and
                 Analysis of Financial Condition
                 and Results of Operations                         10 - 12

Item 3           Quantitative and Qualitative
                 Disclosures of Market Risk                        13 - 14

PART II - Other Information                                          15

                                     PART I
                          ITEM 1. FINANCIAL STATEMENTS



                   SMITH BARNEY DIVERSIFIED FUTURES FUND L.P.
                        STATEMENT OF FINANCIAL CONDITION



                                                MARCH 31,    DECEMBER 31,
                                                  1999         1998
                                            -------------   --------------
ASSETS:                                      (Unaudited)


Equity in commodity futures trading account:
  Cash and cash equivalents                   $131,810,215   $136,910,140
  Net unrealized appreciation
   on open futures contracts                     5,313,120      9,155,609


                                              ------------   ------------
                                               137,123,335    146,065,749
Interest receivable                                418,309        399,031

                                              ------------   ------------

                                              $137,541,644   $146,464,780

                                              ============   ============

LIABILITIES AND PARTNERS' CAPITAL:

Liabilities:
 Accrued expenses:
  Commissions                                 $    642,489   $    684,171
  Management fees                                  326,016        360,801
  Other                                             98,232        721,179
  Incentive fees                                      --           89,185
 Redemptions payable                             1,807,899        705,183

                                              ------------   ------------
                                                 2,874,636      2,560,519

                                              ------------   ------------
Partners' Capital:

General Partner, 2,048.9308 Unit
  equivalents outstanding in 1999 and 1998       2,765,749      2,863,893
Limited Partners, 97,715.8526 and
  100,905.2113 Units of Limited Partnership
  Interest outstanding in 1999 and 1998,
  respectively                                 131,901,259    141,040,368

                                              ------------   ------------

                                               134,667,008    143,904,261

                                              ------------   ------------

                                              $137,541,644   $146,464,780

                                              ============   ============
See Notes to Financial Statements.
                                                   3

                   SMITH BARNEY DIVERSIFIED FUTURES FUND L.P.
             STATEMENT OF INCOME AND EXPENSES AND PARTNERS' CAPITAL
                                   (UNAUDITED)



                                                       THREE MONTHS ENDED
                                                            MARCH 31,
                                                 ------------      -------------
                                                     1999              1998
                                                 -------------     -------------

Income:
  Net gains (losses) on trading of commodity
   futures:
  Realized gains on closed positions             $     808,558    $   3,459,309
  Change in unrealized gains/losses on
   open positions                                   (3,842,489)      (6,141,169)

                                                 -------------    -------------

                                                    (3,033,931)      (2,681,860)
Less, brokerage commissions including
  clearing fees of 58,967 and $93,177,
  respectively                                      (2,072,448)      (2,258,006)

                                                 -------------    -------------

  Net realized and unrealized losses                (5,106,379)      (4,939,866)

  Interest income                                    1,186,464        1,505,167

                                                 -------------    -------------

                                                    (3,919,915)      (3,434,699)

                                                 -------------    -------------


Expenses:
  Management fees                                      969,506        1,023,147
  Other                                                 36,252           36,552
  Incentive fees                                          --            242,074

                                                 -------------    -------------

                                                     1,005,758        1,301,773

                                                 -------------    -------------

  Net loss                                          (4,925,673)      (4,736,472)
  Additions                                             29,432           32,476
  Redemptions                                       (4,341,012)      (5,748,730)

                                                 -------------    -------------

  Net decrease in Partners' capital                 (9,237,253)     (10,452,726)

Partners' capital, beginning of period             143,904,261      151,381,261

                                                 -------------    -------------

Partners' capital, end of period                 $ 134,667,008    $ 140,928,535
                                                 -------------    -------------

Net asset value per Unit
  (99,764.7834 and 112,107.9575 Units
  outstanding at March 31, 1999 and
  1998, respectively)                            $    1,349.85    $    1,257.08
                                                 -------------    -------------


Net loss per Unit of Limited Partnership
  Interest and General Partner Unit equivalent   $      (47.90)   $      (41.35)
                                                 -------------    -------------

See Notes to Financial Statements

                   SMITH BARNEY DIVERSIFIED FUTURES FUND L.P.
                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 1999
                                   (Unaudited)

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

     Smith Barney Futures Management Inc. acts as the general partner (the "General Partner") of the Partnership. The Partnership's commodity broker is Salomon Smith Barney Inc. ("SSB"). SSB is an affiliate of the General Partner. The General Partner is wholly owned by Salomon Smith Barney Holdings Inc. ("SSBH"), which is the sole owner of SSB. SSBH is a wholly owned subsidiary of Citigroup Inc. All trading decisions are made for the Partnership by Campbell & Company, Inc., John W. Henry & Company Inc., Trendview Management Inc., Willowbridge Associates Inc. and Rabar Market Research, Inc. (collectively, the "Advisors").

     The accompanying financial statements are unaudited but, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Partnership's financial condition at March 31, 1999 and the results of its operations for the three months ended March 31, 1999 and 1998. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. It is suggested that these financial statements be read in conjunction with the financial statements and notes included in the Partnership's annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1998.

     Due to the nature of commodity trading, the results of operations for the interim periods presented should not be considered indicative of the results that may be expected for the entire year.

                   SMITH BARNEY DIVERSIFIED FUTURES FUND L.P.
                          NOTES TO FINANCIAL STATEMENTS
                                   (continued)


2.      Net Asset Value Per Unit:

          Changes in net asset value per Unit for the three months ended March 31, 1999 and 1998, were as follows:

                                                       THREE-MONTHS ENDED
                                                          MARCH 31,
                                                   1999                1998

Net realized and
 unrealized losses                          $     (49.70)      $     (43.10)
Interest income                                    11.64              13.06
Expenses                                           (9.84)            (11.31)
                                                ---------          ---------

Decrease for period                               (47.90)            (41.35)

Net Asset Value per Unit,
  beginning of period                           1,397.75           1,298.43
                                                ---------          ---------

Net Asset Value per Unit,
  end of period                             $   1,349.85       $   1,257.08
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

        All of the commodity interests owned by the Partnership are held for trading purposes. The fair value of these commodity interests, including options thereon,if applicable, at March 31, 1999 and December 31, 1998 was $5,313,120 and $9,155,609, respectively, and the average fair value during the three and twelve months then ended, based on a monthly calculation, was $6,545,117 and $8,814,289, respectively.

4.      Financial Instrument Risk:

         The Partnership is party to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments, in the normal course of its business. These financial instruments may include forwards, futures and options, whose value is based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash flows, to purchase or sell other financial instruments at specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange or over-the-counter ("OTC"). Exchange traded instruments are standardized and include futures and certain option contracts. OTC contracts are negotiated between contracting parties and include forwards and certain options. Each of these instruments is subject to various risks similar to those related to the underlying financial instruments including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange traded instruments because of the greater risk of default by the counterparty to an OTC contract.

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

         At March 31, 1999, the notional or contractual amounts of the Partnership's commitment to purchase and sell these instruments was $602,480,947 and $739,576,559, respectively, as detailed below. All of these instruments mature within one year of March 31, 1999. However, due to the nature of the Partnership's business, these instruments may not be held to maturity. At March 31, 1999, the fair value of the Partnership's derivatives, including options thereon, if applicable, was $5,313,120, as detailed below.

                                         MARCH 31, 1999
                                     NOTIONAL OR CONTRACTUAL
                                      AMOUNT OF COMMITMENTS
                                     TO PURCHASE       TO SELL        FAIR VALUE

Currencies:
- Exchange Traded Contracts          $ 10,817,695   $ 51,345,580   $    661,152
- OTC Contracts                        58,988,391    195,205,458        613,752
Energy                                 29,032,421           --        2,771,386
Grains                                 12,487,640      4,906,807       (161,188)
Interest Rates U.S.                     6,617,375    212,438,402      1,091,363
Interest Rates Non-U.S                430,376,401    212,889,318       (467,854)
Livestock                                    --        1,192,410         (3,270)
Metals                                 15,344,552     38,938,818       (760,859)
Softs                                   6,917,148     12,907,831        456,565
Indices                                31,899,324      9,751,935      1,112,073
                                     ------------   ------------   ------------

Totals                               $602,480,947   $739,576,559   $  5,313,120
                                     ============   ============   ============

         At December 31, 1998, the notional or contractual amounts of the Partnership's commitment to purchase and sell these instruments was $710,781,714 and $672,667,460, respectively, and fair value of the Partnership's derivatives, including options thereon, if applicable, was $9,155,609, as detailed below.

                                            DECEMBER 31,1998
                                         NOTIONAL OR CONTRACTUAL
                                          AMOUNT OF COMMITMENTS
                                      TO PURCHASE       TO SELL      FAIR VALUE

Currencies:
- Exchange Traded Contracts          $  1,854,238   $  8,298,013   $     57,514
- OTC Contracts                       101,811,752     92,268,276         56,390
Energy                                     29,148     13,483,496        433,210
Grains                                    316,896     18,245,823        415,008
Interest Rates U.S.                    79,457,250     95,731,294       (740,429)
Interest Rates Non-U.S                496,535,139    404,533,682      7,987,464
Livestock                                    --          636,650         20,120
Metals                                  2,326,150     29,063,147        468,466
Softs                                  13,219,410      7,949,559        383,544
Indices                                15,231,731      2,457,520         74,322
                                     ------------   ------------   ------------

Totals                               $710,781,714   $672,667,460   $  9,155,609
                                     ============   ============   ============

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Partnership does not engage in the sale of goods or services. Its only assets are its equity in its commodity futures trading account, consisting of cash and cash equivalents, net unrealized appreciation (depreciation) on open futures and forward contracts, commodity options and interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership. While substantial losses could lead to a decrease in liquidity, no such losses occurred during the third quarter of 1999.

The Partnership's capital consists of the capital contributions of the partners as increased or decreased by gains or losses on commodity futures trading, expenses, interest income, additions and redemptions of Units and distributions of profits, if any.

For the three months ended March 31, 1999, Partnership capital decreased 6.4% from $143,904,261 to $134,667,008. This decrease was attributable to the redemption of 3,210.8757 Units totaling $4,341,012 coupled with net loss from operations of $4,925,673 which was partially offset by additional sales of
21.5170 Units totaling $29,432. Additional Units offered represent a reduced brokerage fee to existing limited partners investing $1,000,000 or more. Future redemptions can impact the amount of funds available for investments in commodity contract positions in subsequent periods.


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

Results of Operations

         During the Partnership's first quarter of 1999, the net asset value per Unit decreased 3.4% from $1,397.75 to $1,349.85, as compared to an decrease of 3.2% in the first quarter of 1998. The Partnership experienced a net trading loss before brokerage commissions and related fees in the first quarter of 1999 of $3,033,931. Losses were primarily attributable to the trading of commodity futures in livestocks, indices, softs, non - U.S. interest rates and metals and were partially offset by gains in currencies, U.S. interest rates, energy and grains. The Partnership experienced a net trading loss before brokerage commissions and related fees in the first quarter of 1998 of $2,681,860. Losses were primarily attributable to the trading of commodity futures in currencies, U.S. interest rates, softs, grains, metals and energy products and were partially offset by gains in indices, livestock and non-U.S interest rates.

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

         Interest income on 80% of the Partnership's daily equity maintained in cash was earned on the monthly average 30-day U.S. Treasury bill rate determined weekly by SSB based on the non-competitive yield on three month U.S. Treasury bills maturing in 30 days from the date in which such weekly rate is determined. Interest income for the three months ended March 31, 1999 decreased by $318,703, as compared to the corresponding period in 1998. The decrease in interest income is primarily due to the effect of redemptions on the Partnership's equity maintained in cash.

         Brokerage commissions are calculated on the Partnership's net asset value as of the last day of each month and, therefore, vary according to trading performance and redemptions. Accordingly, they must be compared in relation to the fluctuations in monthly net asset values. Commissions and fees for the three months ended March 31, 1999 decreased by $185,558, as compared to the corresponding period in 1998.

         Management fees are calculated on the portion of the Partnership's net asset value allocated to each Advisor at the end of the month and, therefore, are affected by trading performance and redemptions. Management fees for the three months ended March 31, 1999 decreased by $53,641, as compared to the corresponding period in 1998.

         Incentive fees are based on the new trading profits generated by each Advisor at the end of the quarter, as defined in the advisory agreements between the Partnership, the General Partner and each Advisor. Trading performance for the three months ended March 31, 1999 and 1998 resulted in incentive fees of $0 and $242,074, respectively.

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

     The following table indicates the trading Value at Risk associated with the Partnership's open positions by market category as of March 31, 1999. All open position trading risk exposures of the Partnership have been included in calculating the figures set forth below. As of March 31, 1999, the Partnership's total capitalization was approximately $134,667,008. There has been no material change in the trading Value at Risk information previously disclosed in the Form 10-K for the year ended December 31, 1998.

                                                  March 31, 1999
                                                                     % of Total
Market Sector                                     Value at Risk   Capitalization

Currencies
 - Exchange Traded Contracts                      $   733,979             0.55%
 - OTC Contracts                                    5,021,303             3.72%
Energy                                              2,359,400             1.75%
Grains                                                494,090             0.37%
Interest rates U.S.                                 1,809,875             1.34%
Interest rates Non-U.S                              3,409,792             2.53%
Livestock                                              27,025             0.02%
Metals                                              1,113,350             0.83%
Softs                                               1,113,947             0.83%
Indices                                             3,373,791             2.51%
                                                   -----------            -----

Total                                             $19,456,552            14.45%
                                                  ===========            ======

          PART II OTHER INFORMATION

Item 1.   Legal Proceedings
               For information concerning a purported class action against numerous broker-dealers including Salomon Smith Barney, see the description that appears in the sixth paragraph under the caption Item
          3. "Legal Proceedings" on Form 10-K for the year ending December 31, 1998. SSBH has filed a motion to dismiss the amended complaint.

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

Date:      5/14/99


  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:        Smith Barney Futures Management Inc.
           (General Partner)


By:        /s/ David J. Vogel, President
           David J. Vogel, President


Date:      5/14/99


By        /s/ Daniel A. Dantuono
          Daniel A. Dantuono
          Chief Financial Officer and
          Director

Date: 5/14/99