Form 10-Q
period 1999-06-30
SMITH BARNEY DIVERSIFIED FUTURES FUND LP
filed 1999-08-12
CIK 911503

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                 (X) QUARTERLY REPORT UNDER SECTION 13 or 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

               OR ( ) TRANSITION REPORT UNDER SECTION 13 or 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter ended June 30, 1999

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

                                                                  Page
                                                                 Number

PART I - Financial Information:

     Item 1.  Financial Statements:

              Statement of Financial Condition
              at June 30, 1999 (unaudited) and
              December 31, 1998.                                   3

              Statement of Income and Expenses
              and Partners' Capital for the three
              and six months ended June 30, 1999
              and 1998 (unaudited).                                4

              Notes to Financial Statements
              (unaudited)                                         5 - 9

    Item 2.   Management's Discussion and
              Analysis of Financial Condition
              and Results of Operations                          10 - 13

    Item 3.   Quantitative and Qualitative
              Disclosures of Market Risk                         14 - 15

PART II - Other Information                                         16

                                     PART I
                          ITEM 1. FINANCIAL STATEMENTS


                   SMITH BARNEY DIVERSIFIED FUTURES FUND L.P.
                        STATEMENT OF FINANCIAL CONDITION



                                                     JUNE 30,    DECEMBER 31,
                                                      1999          1998
                                                ------------   -------------
ASSETS:                                          (Unaudited)


Equity in commodity futures trading account:
  Cash                                           $128,731,520   $136,910,140
  Net unrealized appreciation
   on open futures contracts                       10,274,436      9,155,609
  Commodity options owned at market
   value (cost  $108,110 and $0, respectively)         69,808           --

                                                 ------------   ------------
                                                  139,075,764    146,065,749
Interest receivable                                   375,889        399,031

                                                 ------------   ------------

                                                 $139,451,653   $146,464,780

                                                 ============   ============

LIABILITIES AND PARTNERS' CAPITAL:

Liabilities:
 Accrued expenses:
  Commissions                                    $    631,040   $    684,171
  Management fees                                     368,936        360,801
  Other                                                95,051        721,179
  Incentive fees                                      562,956         89,185
 Redemptions payable                                1,965,925        705,183

                                                 ------------   ------------
                                                    3,623,908      2,560,519

                                                 ------------   ------------
Partners' Capital:

General Partner, 2,048.9308 Unit
   equivalents outstanding in 1999 and 1998         2,895,754      2,863,893
Limited Partners, 94,057.7362 and
  100,905.2113 Units of Limited Partnership
  Interest outstanding in 1999 and 1998,
  respectively                                    132,931,991    141,040,368

                                                 ------------   ------------

                                                  135,827,745    143,904,261

                                                 ------------   ------------

                                                 $139,451,653   $146,464,780

                                                 ============   ============
See Notes to Financial Statements.
                                          3

                   SMITH BARNEY DIVERSIFIED FUTURES FUND L.P.
             STATEMENT OF INCOME AND EXPENSES AND PARTNERS' CAPITAL
                                   (UNAUDITED)



                                                            THREE MONTHS ENDED             SIX MONTHS ENDED
                                                                JUNE 30,                        JUNE 30,
                                                      -----------------------------    --------------    -------------
                                                            1999            1998              1999           1998

                                                      -------------   -------------    --------------    -------------
Income:
  Net gains (losses) on trading of commodity
   futures:
  Realized gains on closed positions                  $   3,997,825    $   3,440,075    $   4,806,383    $   6,899,384
  Change in unrealized gains/losses on open
   positions                                              4,923,014       (5,772,686)       1,080,525      (11,913,855)

                                                      -------------    -------------    -------------    -------------

                                                          8,920,839       (2,332,611)       5,886,908       (5,014,471)
Less, brokerage commissions including clearing fees
  of $69,696, $65,721, $128,663 and
  $158,898, respectively                                 (2,101,822)      (2,066,837)      (4,174,270)      (4,324,843)

                                                      -------------    -------------    -------------    -------------

  Net realized and unrealized gains (losses)              6,819,017       (4,399,448)       1,712,638       (9,339,314)
  Interest income                                         1,177,150        1,307,257        2,363,614        2,812,424

                                                      -------------    -------------    -------------    -------------

                                                          7,996,167       (3,092,191)       4,076,252       (6,526,890)

                                                      -------------    -------------    -------------    -------------



Expenses:                                                 1,107,845          962,005        2,077,351        1,985,152
  Management fees                                            53,672           36,155           89,924           72,707
  Other                                                     562,955             --            562,955          242,074
  Incentive fees
                                                      -------------    -------------    -------------    -------------

                                                          1,724,472          998,160        2,730,230        2,299,933

                                                      -------------    -------------    -------------    -------------

  Net income (loss)                                       6,271,695       (4,090,351)       1,346,022       (8,826,823)
  Additions                                                  30,723           26,830           60,155           59,306
  Redemptions                                            (5,141,681)      (5,653,495)      (9,482,693)     (11,402,225)

                                                      -------------    -------------    -------------    -------------

  Net increase (decrease) in Partners' capital            1,160,737       (9,717,016)      (8,076,516)     (20,169,742)

Partners' capital, beginning of period                  134,667,008      140,928,535      143,904,261      151,381,261

                                                      -------------    -------------    -------------    -------------

Partners' capital, end of period                      $ 135,827,745    $ 131,211,519    $ 135,827,745    $ 131,211,519
                                                      =============    =============    =============    =============

Net asset value per Unit
  (96,106.6670 and 107,489.4645 Units outstanding
  at June 30, 1999 and 1998, respectively)            $    1,413.30    $    1,220.69    $    1,413.30    $    1,220.69
                                                      =============    =============    =============    -------------


Net gain (loss) per Unit of Limited Partnership
  Interest and General Partner Unit equivalent        $       63.45    $      (36.39)   $       15.55    $      (77.74)
                                                      =============    =============    =============    =============


See Notes to Financial Statements
                                                    4

                   SMITH BARNEY DIVERSIFIED FUTURES FUND L.P.
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 1999
                                   (Unaudited)

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

     Smith Barney Futures Management Inc. acts as the general partner (the "General Partner") of the Partnership. The Partnership's commodity broker is Salomon Smith Barney Inc. ("SSB"). SSB is an affiliate of the General Partner. The General Partner is wholly owned by Salomon Smith Barney Holdings Inc. ("SSBH"), which is the sole owner of SSB. SSBH is a wholly owned subsidiary of Citigroup Inc. All trading decisions are made for the Partnership by Campbell & Company, Inc., John W. Henry & Company Inc., Trendview Management Inc., Willowbridge Associates Inc., Stonebrook Capital Management, Inc. and Rabar Market Research, Inc. (collectively, the "Advisors").

     The accompanying financial statements are unaudited but, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Partnership's financial condition at June 30, 1999 and the results of its operations for the three and six months ended June 30, 1999 and 1998. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. It is suggested that these financial statements be read in conjunction with the financial statements and notes included in the Partnership's annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1998.

     Due to the nature of commodity trading, the results of operations for the interim periods presented should not be considered indicative of the results that may be expected for the entire year.

                   SMITH BARNEY DIVERSIFIED FUTURES FUND L.P.
                          NOTES TO FINANCIAL STATEMENTS
                                   (continued)


2.      Net Asset Value Per Unit:

          Changes in net asset value per Unit for the three and six months ended June 30, 1999 and 1998, were as follows:


                                 THREE-MONTHS ENDED          SIX-MONTHS ENDED
                                       JUNE  30,                  JUNE 30,
                                   1999         1998         1999         1998
                              ----------------------      ---------------------

Net realized and unrealized
 gains (losses)             $      69.05 $     (39.18)$      19.35 $     (82.28)
Interest income                    11.92        11.81        23.56        24.87
Expenses                          (17.52)       (9.02)      (27.36)      (20.33)
                                ---------    ---------    ---------    ---------

Increase (decrease) for
 period                            63.45       (36.39)       15.55       (77.74)

Net Asset Value per Unit,
  beginning of period           1,349.85     1,257.08     1,397.75     1,298.43
                                ---------    ---------    ---------    ---------

Net Asset Value per Unit,
  end of period             $   1,413.30 $   1,220.69 $   1,413.30 $   1,220.69
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

        All of the commodity interests owned by the Partnership are held for trading purposes. The fair value of these commodity interests, including options thereon, if applicable, at June 30, 1999 and December 31, 1998 was $10,344,243 and $9,155,609, respectively, and the average fair value during the six and twelve months then ended, based on a monthly calculation, was $8,000,585 and $8,814,289, respectively.

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

         At June 30, 1999, the notional or contractual amounts of the Partnership's commitment to purchase and sell these instruments was $179,568,747 and $1,626,786,659, respectively, as detailed below. All of these instruments mature within one year of June 30, 1999. However, due to the nature of the Partnership's business, these instruments may not be held to maturity. At June 30, 1999, the fair value of the Partnership's derivatives, including options thereon, if applicable, was $10,344,243, as detailed below.

                                         JUNE 30, 1999
                                    NOTIONAL OR CONTRACTUAL
                                    AMOUNT OF COMMITMENTS
                                 TO PURCHASE       TO SELL           FAIR VALUE

Currencies:
- Exchange Traded Contracts   $   16,295,788   $   58,118,754   $      163,136
- OTC Contracts                   58,399,901      189,121,408          768,588
Energy                            37,527,499             --          2,099,604
Grains                               556,300       13,204,765          196,956
Interest Rates U.S.                   64,109      351,445,240        1,289,537
Interest Rates Non-U.S             1,675,589      972,433,780        4,742,406
Livestock                          1,907,340        1,498,680          244,150
Metals                            19,945,625       28,675,435          256,210
Softs                              8,315,433        9,118,158          (23,772)
Indices                           34,881,163        3,170,439          607,428
                              --------------   --------------   --------------

Totals                        $  179,568,747   $1,626,786,659   $   10,344,243
                              ==============   ==============   ==============

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
                              ============   ============   ============

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Partnership does not engage in the sale of goods or services. Its only assets are its equity in its commodity futures trading account, consisting of cash and cash equivalents, net unrealized appreciation (depreciation) on open futures and forward contracts, commodity options and interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership. While substantial losses could lead to a decrease in liquidity, no such losses occurred during the second quarter of 1999.

The Partnership's capital consists of the capital contributions of the partners as increased or decreased by gains or losses on commodity futures trading, expenses, interest income, additions and redemptions of Units and distributions of profits, if any.

For the six months ended June 30, 1999, Partnership capital decreased 5.6% from $143,904,261 to $135,827,745. This decrease was attributable to the redemption of 6,891.2523 Units totaling $9,482,693 which was partially offset by the net income from operations of $1,346,022 and additional sales of 43.7772 Units totaling $60,155. Additional Units offered represent a reduced brokerage fee to existing limited partners investing $1,000,000 or more. Future redemptions can impact the amount of funds available for investments in commodity contract positions in subsequent periods.

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

                  The General Partner, SSB, SSBH and their parent organization Citigroup Inc. have undertaken a comprehensive, firm-wide evaluation of both internal and external systems (systems related to third parties) to determine the specific modifications needed to prepare for the year 2000. The combined Year 2000 program in SSB is expected to cost approximately $140 million over the four years from 1996 through 1999, and has involved over 450 people. As of June 30, 1999, SSB has completed all compliance and certification work.

                  The systems and components supporting the General Partner's business that require remediation have been brought into Year 2000 compliance. Final testing and certification was completed as of June 30, 1999.

                  This expenditure and the General Partner's resources dedicated to the preparation for Year 2000 do not and will not have a material impact on the operation or results of the Partnership.

                  The General Partner has received statements from the Advisors that they have completed their Year 2000 remediation program.

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

                  SSB has successfully participated in industry-wide testing including: The Streetwide Beta Testing organized by the Securities Industry Association (SIA), a government securities clearing test with the Federal Reserve Bank of New York, The Depository Trust Company, and The Bank of New York, and Futures Industry Association participants test. The firm also participated in the streetwide testing that was conducted from March through May 1999.

                  It is possible that problems may occur that would require some time to repair. Moreover, it is possible that problems will occur outside SSBH for which SSBH could experience a secondary effect. Consequently, SSBH has prepared comprehensive, written contingency plans so that alternative procedures and a framework for critical decisions are defined before any potential crisis occurs.

                  The goal of year 2000 contingency planning is a set of alternate procedures to be used in the event of a critical system failure by a supplier of counterparty. Planning work was completed in January 1999, and testing of alternative procedures will be completed in the third and fourth quarter of 1999.

Results of Operations

         During the Partnership's second quarter of 1999, the net asset value per Unit increased 4.7% from $1,349.85 to $1,413.30, as compared to an decrease of 2.9% in the second quarter of 1998. The Partnership experienced a net trading gain before brokerage commissions and related fees in the second quarter of 1999 of $8,920,839. Gains were primarily attributable to the trading of commodity futures in currencies, livestock, indices, U.S. and non - U.S. interest rates and energy and were partially offset by losses in metals, softs and grains. The Partnership experienced a net trading loss before brokerage commissions and related fees in the second quarter of 1998 of $2,332,611. Losses were primarily attributable to the trading of commodity futures in livestock, U.S. and non-U.S. interest rates, grains and metals and were partially offset by gains in indices, currencies, softs and energy products.

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

         Interest income on 80% of the Partnership's daily equity maintained in cash was earned on the monthly average 30-day U.S. Treasury bill rate determined weekly by SSB based on the non-competitive yield on three month U.S. Treasury bills maturing in 30 days from the date in which such weekly rate is determined. Interest income for the three and six months ended June 30, 1999 decreased by $130,107 and $448,810, respectively, as compared to the corresponding periods in 1998. The decrease in interest income is primarily due to the effect of redemptions on the Partnership's equity maintained in cash.

         Brokerage commissions are calculated on the Partnership's net asset value as of the last day of each month and, therefore, vary according to trading performance and redemptions. Accordingly, they must be compared in relation to the fluctuations in monthly net asset values. Commissions and fees for the three months ended June 30, 1999 increased by $34,985, as compared to the corresponding period in 1998. Commissions and fees for the six months ended June 30, 1999 decreased by $150,573 as compared to the corresponding period in 1998.

         Management fees are calculated on the portion of the Partnership's net asset value allocated to each Advisor at the end of the month and, therefore, are affected by trading performance and redemptions. Management fees for the three and six months ended June 30, 1999 increased by $145,840 and $92,199, respectively, as compared to the corresponding periods in 1998.

         Incentive fees are based on the new trading profits generated by each Advisor at the end of the quarter, as defined in the advisory agreements between the Partnership, the General Partner and each Advisor. Trading performance for the three and six months ended June 30, 1999 resulted in incentive fees of $562,955. Trading performance for the six months ended June 30, 1998 resulted in incentive fees of $242,074.

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

         The following table indicates the trading Value at Risk associated with the Partnership's open positions by market category as of June 30, 1999. All open position trading risk exposures of the Partnership have been included in calculating the figures set forth below. As of June 30, 1999, the Partnership's total capitalization was approximately $135,827,745. There has been no material change in the trading Value at Risk information previously disclosed in the Form 10-K for the year ended December 31, 1998.

                                  June 30, 1999

                                                % of Total
Market Sector                 Value at Risk    Capitalization

Currencies
 - Exchange Traded Contracts   $   833,968       0.61%
 - OTC Contracts                 2,668,240       1.96%
Energy                           2,438,600       1.80%
Grains                             506,860       0.37%
Interest rates U.S.              1,940,938       1.43%
Interest rates Non-U.S           5,715,972       4.21%
Livestock                           76,060       0.06%
Metals                           1,206,110       0.89%
Softs                              956,017       0.70%
Indices                          2,543,547       1.87%
                               -----------     -------

Total                          $18,886,312      13.90%
                               ===========     =======

                            PART II OTHER INFORMATION

Item 1.   Legal Proceedings

               For information concerning a purported class action against numerous broker-dealers including Salomon Smith Barney, see the description that appears in the sixth paragraph under the caption Item
          3. "Legal Proceedings" on Form 10-K for the year ending December 31, 1998. SSBH has filed a motion to dismiss the amended complaint

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

Date:      8/13/99


  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:        Smith Barney Futures Management Inc.
           (General Partner)


By:        /s/ David J. Vogel, President
           David J. Vogel, President


Date:      8/13/99


By        /s/ Daniel A. Dantuono
          Daniel A. Dantuono
          Chief Financial Officer and
          Director

Date: 8/13/99