Form 10-Q
period 1999-09-30
SMITH BARNEY DIVERSIFIED FUTURES FUND LP
filed 1999-11-15
CIK 911503

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                 (X) QUARTERLY REPORT UNDER SECTION 13 or 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

               OR ( ) TRANSITION REPORT UNDER SECTION 13 or 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter ended September 30, 1999

Commission File Number 0-26132

                   SMITH BARNEY DIVERSIFIED FUTURES FUND L.P.
             (Exact name of registrant as specified in its charter)

      New York                                13-3729162
    (State or other jurisdiction of          (I.R.S. Employer
     incorporation or organization)           Identification No.)


                     c/o Smith Barney Futures Management LLC
                           390 Greenwich St. - 1st Fl.
                            New York, New York 10013
              (Address and Zip Code of principal executive offices)


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

                                                                       Page
                                                                      Number

PART I - Financial Information:

                Item 1. Financial Statements:

                        Statement of Financial Condition at
                        September 30, 1999 and December 31,
                        1998 (unaudited).                                3

                        Statement of Income and Expenses
                        and  Partners' Capital  for the  three
                        and nine  months  ended
                        September 30, 1999
                        and 1998 (unaudited).                            4

                        Notes to Financial Statements
                        (unaudited)                                     5 - 9

                Item 2. Management's Discussion and
                        Analysis of Financial Condition
                        and Results of Operations                      10 - 13

                Item 3. Quantitative and Qualitative
                        Disclosures of Market Risk                     14 - 15

PART II - Other Information                                              16

                                     PART I
                          ITEM 1. FINANCIAL STATEMENTS




                   SMITH BARNEY DIVERSIFIED FUTURES FUND L.P.
                        STATEMENT OF FINANCIAL CONDITION
                                   (Unaudited)


                                                     SEPTEMBER 30,                 DECEMBER 31,
                                                        1999                           1998
                                                ---------------------          ----------------------
ASSETS:


Equity in commodity futures trading account:
  Cash                                                 $ 126,660,401                   $ 136,910,140
  Net unrealized appreciation
   on open futures contracts                               5,239,001                       9,155,609
  Commodity options owned at market
   value (cost  $194,588)                                    146,814                               -

                                                ---------------------          ----------------------
                                                         132,046,216                     146,065,749
Interest receivable                                          380,432                         399,031

                                                ---------------------          ----------------------

                                                       $ 132,426,648                   $ 146,464,780

                                                =====================          ======================

LIABILITIES AND PARTNERS' CAPITAL:

Liabilities:
 Accrued expenses:
  Commissions                                              $ 590,626                       $ 684,171
  Management fees                                            346,402                         360,801
  Other                                                      138,328                         721,179
  Incentive fees                                             105,488                          89,185
 Redemptions payable                                       1,079,021                         705,183
 Commodity options written, at market
  value (premium received $225,000)                          145,014                               -
                                                ---------------------          ----------------------
                                                           2,404,879                       2,560,519

                                                ---------------------          ----------------------
Partners' Capital:

General Partner, 2,048.9308 Unit
   equivalents outstanding
   in 1999 and 1998                                        2,846,662                       2,863,893
Limited Partners, 91,536.0365 and
  100,905.2113 Units of Limited
  Partnership Interest outstanding
  in 1999 and 1998, respectively                         127,175,107                     141,040,368

                                                ---------------------          ----------------------

                                                         130,021,769                     143,904,261

                                                ---------------------          ----------------------

                                                       $ 132,426,648                   $ 146,464,780

                                                =====================          ======================

See Notes to Financial Statements.
                                                                   3

                   SMITH BARNEY DIVERSIFIED FUTURES FUND L.P.
             STATEMENT OF INCOME AND EXPENSES AND PARTNERS' CAPITAL
                                   (UNAUDITED)



                                                           THREE MONTHS ENDED                           NINE MONTHS ENDED
                                                              SEPTEMBER 30,                               SEPTEMBER 30,
                                                   ------------------------------------        -------------------------------------
                                                        1999                 1998                   1999                 1998

                                                   ---------------      ---------------        ---------------      ----------------
Income:
  Net gains (losses) on trading of commodity
   futures:
  Realized gains on closed positions                  $ 4,725,792          $ 3,144,783            $ 9,532,175          $ 10,044,167
  Change in unrealized gains (losses) on open
   positions                                           (4,964,921)          22,514,363             (3,884,396)           10,600,508

                                                   ---------------      ---------------        ---------------      ----------------

                                                         (239,129)          25,659,146              5,647,779            20,644,675
Less, brokerage commissions including clearing fees
 of $62,565, $54,068, $191,228 and $212,966, respective(2,011,553)          (2,075,208)            (6,185,823)           (6,400,051)

                                                   ---------------      ---------------        ---------------      ----------------

  Net realized and unrealized gains (losses)           (2,250,682)          23,583,938               (538,044)           14,244,624
  Interest income                                       1,196,022            1,315,045              3,559,636             4,127,469

                                                   ---------------      ---------------        ---------------      ----------------

                                                       (1,054,660)          24,898,983              3,021,592            18,372,093

                                                   ---------------      ---------------        ---------------      ----------------

Expenses:
  Management fees                                       1,084,471            1,015,615              3,161,822             3,000,767
  Incentive fees                                          105,488            2,731,568                668,443             2,973,642
  Other                                                    43,278               27,147                133,202                99,854

                                                   ---------------      ---------------        ---------------      ----------------
                                                        1,233,237            3,774,330              3,963,467             6,074,263

                                                   ---------------      ---------------        ---------------      ----------------

  Net income (loss)                                    (2,287,897)          21,124,653               (941,875)           12,297,830

  Additions                                                31,389               27,051                 91,544                86,357
  Redemptions                                          (3,549,468)          (3,831,733)           (13,032,161)          (15,233,958)

                                                   ---------------      ---------------        ---------------      ----------------

  Net increase (decrease) in Partners' capital         (5,805,976)          17,319,971            (13,882,492)           (2,849,771)

Partners' capital, beginning of period                135,827,745          131,211,519            143,904,261           151,381,261

                                                   ---------------      ---------------        ---------------      ----------------

Partners' capital, end of period                    $ 130,021,769        $ 148,531,490          $ 130,021,769         $ 148,531,490
                                                   ---------------      ---------------        ---------------      ----------------

Net asset value per Unit
  (93,584.9673 and 104,587.5966 Units outstanding
  at September 30, 1999 and 1998, respectively)        $ 1,389.34           $ 1,420.16             $ 1,389.34            $ 1,420.16
                                                   ---------------      ---------------        ---------------      ----------------

Net gain (loss) per Unit of Limited Partnership
  Interest and General Partner Unit equivalent           $ (23.96)            $ 199.47                $ (8.41)             $ 121.73
                                                   ---------------      ---------------        ---------------      ----------------


See Notes to Financial Statements
                                                              4

                   SMITH BARNEY DIVERSIFIED FUTURES FUND L.P.
                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 1999
                                   (Unaudited)

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

     Smith Barney Futures Management LLC acts as the general partner (the "General Partner") of the Partnership. The General Partner changed its form of organization from a corporation to a limited liability company. The Partnership's commodity broker is Salomon Smith Barney Inc. ("SSB"). SSB is an affiliate of the General Partner. The General Partner is wholly owned by Salomon Smith Barney Holdings Inc. ("SSBH"), which is the sole owner of SSB. SSBH is a wholly owned subsidiary of Citigroup Inc. All trading decisions are made for the Partnership by Campbell & Company, Inc., John W. Henry & Company Inc., Trendview Management LLC, Willowbridge Associates Inc., Stonebrook Capital Management, Inc. and Rabar Market Research, Inc. (collectively, the "Advisors").

         The accompanying financial statements are unaudited but, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Partnership's financial condition at September 30, 1999 and December 31, 1998 (unaudited) and the results of its operations for the three and nine months ended September 30, 1999 and 1998. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. It is suggested that these financial statements be read in conjunction with the financial statements and notes included in the Partnership's annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1998.

         Due to the nature of commodity trading, the results of operations for the interim periods presented should not be considered indicative of the results that may be expected for the entire year.

2.      Net Asset Value Per Unit:

     Changes in net asset value per Unit for the three and nine months ended September 30, 1999 and 1998, were as follows:


                                 THREE-MONTHS ENDED        NINE-MONTHS ENDED
                                     SEPTEMBER 30,            SEPTEMBER 30,
                                   1999        1998         1999        1998

Net realized and unrealized
 gains (losses)                $  (23.57)   $  222.74    $   (4.22)   $  140.46
Interest income                    12.57        12.37        36.13        37.24
Expenses                          (12.96)      (35.64)      (40.32)      (55.97)
                               ---------    ---------    ---------    ---------

Increase (decrease) for
 period                           (23.96)      199.47        (8.41)      121.73

Net Asset Value per Unit,
  beginning of period           1,413.30     1,220.69     1,397.75     1,298.43
                               ---------    ---------    ---------    ---------

Net Asset Value per Unit,
  end of period                $1,389.34    $1,420.16    $1,389.34    $1,420.16
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

        All of the commodity interests owned by the Partnership are held for trading purposes. The fair value of these commodity interests, including options thereon, if applicable, at September 30, 1999 and December 31, 1998 was $5,240,801 and $9,155,609, respectively, and the average fair value during the nine and twelve months then ended, based on a monthly calculation, was $7,777,393 and $8,814,289, respectively.

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

         At September 30, 1999, the notional or contractual amounts of the Partnership's commitment to purchase and sell these instruments was $747,064,459 and $754,506,298, respectively, as detailed below. All of these instruments mature within one year of September 30, 1999. However, due to the nature of the Partnership's business, these instruments may not be held to maturity. At September 30, 1999, the fair value of the Partnership's derivatives, including options thereon, if applicable, was $5,240,801, as detailed below.

                                              SEPTEMBER 30, 1999
                                                 (Unaudited)
                                           NOTIONAL OR CONTRACTUAL
                                            AMOUNT OF COMMITMENTS
                                     TO PURCHASE       TO SELL       FAIR VALUE

Currencies:
- Exchange Traded Contracts          $ 31,431,487   $ 16,116,512   $    646,345
- OTC Contracts                       214,165,493    100,390,715        793,311
Energy                                 39,320,993             --      2,758,252
Grains                                  2,147,254      3,751,018         20,761
Interest Rates U.S.                   154,035,084     44,976,219       (196,633)
Interest Rates Non-U.S                251,968,524    555,683,607      1,084,987
Livestock                               3,535,270             --          6,130
Metals                                 32,795,828      8,341,982          1,503
Softs                                   9,656,244      5,277,806        246,428
Indices                                 8,008,282     19,968,439       (120,283)
                                     ------------   ------------   ------------

Totals                               $747,064,459   $754,506,298   $  5,240,801
                                     ============   ============   ============

         At December 31, 1998, the notional or contractual amounts of the Partnership's commitment to purchase and sell these instruments was $710,781,714 and $672,667,460, respectively, and fair value of the Partnership's derivatives, including options thereon, if applicable, was $9,155,609, as detailed below.

                                             DECEMBER 31,1998
                                               (Unaudited)
                                          NOTIONAL OR CONTRACTUAL
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

         For the nine months ended September 30, 1999, Partnership capital decreased 9.6% from $143,904,261 to $130,021,769. This decrease was attributable to the redemption of 9,435.3488 Units totaling $13,032,161 coupled with a net loss from operations of $941,875 and partially offset by the additional sales of
66.1740 Units totaling $91,544. Additional Units offered represent a reduced brokerage fee to existing limited partners investing $1,000,000 or more. Future redemptions can impact the amount of funds available for investments in commodity contract positions in subsequent periods.

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

         The General Partner has received statements from the Advisors that they have completed their Year 2000 remediation programs.

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

         SSB has successfully  participated in industry-wide  testing including:
The Streetwide  Beta Testing  organized by the Securities  Industry  Association
(SIA), a government securities clearing test with the Federal Reserve Bank of New York, The Depository Trust Company, and The Bank of New York, and the Futures Industry Association participants test. The firm also participated in the streetwide testing that was conducted from March through May 1999.

         It is possible that problems may occur that would require some time to repair. Moreover, it is possible that problems will occur outside SSBH and the General Partner for which SSBH or the General Partner could experience a secondary effect. Consequently, SSBH and the General Partner have prepared comprehensive, written contingency plans so that alternative procedures and a framework for critical decisions are defined before any potential crisis occurs.

         The goal of year 2000 contingency planning is a set of alternate procedures to be used in the event of a critical system failure by a supplier or counterparty. Planning work was completed in January 1999, and testing of alternative procedures will be completed in the third and fourth quarters of 1999.

Results of Operations

         During the Partnership's third quarter of 1999, the net asset value per unit decreased 1.7% from $1,413.30 to $1,389.34 as compared to an increase of 16.3% in the third quarter of 1998. The Partnership experienced a net trading loss before brokerage commissions and related fees in the third quarter of 1999 of $239,129. Losses were primarily attributable to the trading of commodity futures in grains, U.S. and non-U.S. interest rates, livestock, metals and indices and were partially offset by gains in currency, energy and softs. The Partnership experienced a net trading gain before commissions and related fees in the third quarter of 1998 of $25,659,146. Gains were primarily attributable to the trading of commodity futures in livestock, grains, U.S. and non-U.S. interest rates and energy and were partially offset by losses recognized in the trading of indices, currencies, grains, softs and metals.

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

         Interest income on 80% of the Partnership's daily equity maintained in cash was earned on the monthly average 30-day U.S. Treasury bill rate determined weekly by SSB based on the non-competitive yield on three month U.S. Treasury bills maturing in 30 days from the date in which such weekly rate is determined. Interest income for the three and nine months ended September 30, 1999 decreased by $119,023 and $567,833, respectively, as compared to the corresponding periods in 1998. The decrease in interest income is primarily due to the effect of redemptions on the Partnership's equity maintained in cash.

         Brokerage commissions are calculated on the Partnership's net asset value as of the last day of each month and, therefore, vary according to trading performance and redemptions. Accordingly, they must be compared in relation to the fluctuations in monthly net asset values. Commissions and fees for the three and nine months ended September 30, 1999 decreased by $63,655 and $214,228, respectively, as compared to the corresponding periods in 1998.

         Management fees are calculated on the portion of the Partnership's net asset value allocated to each Advisor at the end of the month and, therefore, are affected by trading performance and redemptions. Management fees for the three and nine months ended September 30, 1999 increased by $68,856 and $161,055, respectively, as compared to the corresponding periods in 1998.

         Incentive fees are based on the new trading profits generated by each Advisor at the end of the quarter, as defined in the advisory agreements between the Partnership, the General Partner and each Advisor. Trading performance for the three and nine months ended September 30, 1999 resulted in incentive fees of $105,488 and $668,443, respectively. Trading performance for the three and nine months ended September 30, 1998 resulted in incentive fees of $2,731,568 and $2,973,642, respectively.

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

         The following table indicates the trading Value at Risk associated with the Partnership's open positions by market category as of September 30, 1999. All open position trading risk exposures of the Partnership have been included in calculating the figures set forth below. As of September 30, 1999, the Partnership's total capitalization was approximately $130,021,769. There has been no material change in the trading Value at Risk information previously disclosed in the Form 10-K for the year ended December 31, 1998.

                                                September 30, 1999
                                                    (Unaudited)
                                                                   % of Total
Market Sector                           Value at Risk            Capitalization

Currencies
 - Exchange Traded Contracts             $   607,461                     0.47%
 - OTC Contracts                           3,558,083                     2.74%
Energy                                     2,455,000                     1.89%
Grains                                       195,900                     0.15%
Interest rates U.S.                        1,003,055                     0.77%
Interest rates Non-U.S.                    5,045,239                     3.88%
Livestock                                     71,600                     0.06%
Metals                                     1,945,000                     1.50%
Softs                                        926,356                     0.70%
Indices                                    1,532,338                     1.18%
                                         -----------                    ------

Total                                    $17,340,032                    13.34%
                                         ===========                    ======

                            PART II OTHER INFORMATION

Item 1.  Legal Proceedings

         For information concerning the suit filed by Harris Trust and Savings Bank (as trustee for Ameritech Pension Trust) and others against Salomon Brothers Inc., and Salomon Brothers Realty Corporation, see the description that appears in the second and third paragraphs under the caption Item 3. "Legal Proceedings" on Form 10-K for the year ended December 31, 1998. In October 1999, plaintiffs filed a petition for certiorari with the U. S. Supreme Court. The petition seeks review of the U.S. Court of Appeals for the Seventh Circuit's decision reversing the denial of defendants' motion for summary judgment and dismissing the sole remaining ERISA claim against the Company.

         For information concerning a purported class action in Florida against numerous broker-dealers including Salomon Smith Barney Inc. ("SSB"), see the description that appears in the sixth paragraph under the caption Item 3. "Legal Proceedings" on Form 10-K for the year ending December 31, 1998. In October 1999, plaintiff filed a second amended complaint.

         In March 1999, a complaint seeking in excess of $250 million was filed by a hedge fund and its investment advisor against SSB in the Supreme Court of the State of New York, County of New York (MKP Master Fund, LDC et al. v. Salomon Smith Barney Inc.). Plaintiffs allege that, while acting as their prime broker SSB breached its contracts with plaintiffs, converted plaintiffs' monies, and engaged in tortious conduct, including breaching its fiduciary duties. In October 1999, the Court granted in part and denied in part SSB's motion to dismiss the complaint. The court dismissed plaintiffs' tort claims, including the breach of fiduciary duty claims, but allowed the breach of contract and conversion claims to stand. The Company intends to contest this lawsuit vigorously.


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


By:        Smith Barney Futures Management LLC
           (General Partner)


By:        /s/ David J. Vogel, President
           David J. Vogel, President

Date:      11/12/99


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:        Smith Barney Futures Management LLC
           (General Partner)


By:        /s/ David J. Vogel, President
           David J. Vogel, President


Date:      11/12/99


By        /s/ Daniel A. Dantuono
          Daniel A. Dantuono
          Chief Financial Officer and
          Director

Date: 11/12/99