Form 10-Q
period 2000-03-31
SMITH BARNEY DIVERSIFIED FUTURES FUND LP
filed 2000-05-12
CIK 911503

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                 (X) QUARTERLY REPORT UNDER SECTION 13 or 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

               OR ( ) TRANSITION REPORT UNDER SECTION 13 or 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

 For the Quarter ended March 31, 2000
 Commission File Number 0-26132

                   SMITH BARNEY DIVERSIFIED FUTURES FUND L.P.
             (Exact name of registrant as specified in its charter)

           New York                                13-3729162
 (State or other jurisdiction of                (I.R.S.Employer
  incorporation or organization)                 Identification No.)


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

                                                                        Page
                                                                        Number

PART I - Financial Information:

                Item 1.          Financial Statements:

                                 Statement of Financial Condition
                                 at March 31, 2000 and December 31,
                                 1999 (unaudited).                        3

                                 Statement of Income and Expenses
                                 and Partners' Capital for the three
                                 months ended March 31, 2000 and 1999
                                 (unaudited).                             4

                                 Notes to Financial Statements
                                 (unaudited)                            5 - 8

                Item 2.          Management's Discussion and
                                 Analysis of Financial Condition
                                 and Results of Operations              9 - 10

                Item 3.          Quantitative and Qualitative
                                 Disclosures of Market Risk            11 - 12

PART II - Other Information                                            13 - 15

                                  PART I
                       ITEM 1. FINANCIAL STATEMENTS


                SMITH BARNEY DIVERSIFIED FUTURES FUND L.P.
                     STATEMENT OF FINANCIAL CONDITION
                               (Unaudited)




                                                        MARCH 31,   DECEMBER 31,
                                                           2000             1999

ASSETS:

Equity in commodity futures trading account:
  Cash                                               $105,963,002   $114,347,833
  Net unrealized appreciation
   on open futures contracts                            3,570,296      5,310,783
  Commodity options owned at fair
   value (cost  $1,344,599 and $663,996 in
   2000 and 1999, respectively)                         2,615,415        501,192
                                                  ---------------   ------------
                                                      112,148,713    120,159,808
Interest receivable                                       395,195        403,616
                                                  ---------------   ------------
                                                     $112,543,908   $120,563,424
                                                  ===============   ============

LIABILITIES AND PARTNERS' CAPITAL:

Liabilities:
 Accrued expenses:
  Commissions                                            $498,567       $556,459
  Management fees                                         308,714        326,697
  Other                                                   141,218        128,566
 Redemptions payable                                    2,737,730      2,043,170
 Commodity options written at fair
   value (cost  $1,000,686 and $0 in
   2000 and 1999, respectively)                         2,574,168             -
                                                    ---------------   ----------
                                                        6,260,397      3,054,892
                                                    ---------------   ----------

Partners' Capital:

General Partner, 2,048.9308 Unit
   equivalents outstanding in 2000 and 1999            2,647,464       2,669,941
Limited Partners, 80,205.9795 and
  88,128.2111 Units of Limited Partnership
  Interest outstanding in 2000 and 1999,
  respectively                                       103,636,046     114,838,591
                                                   ---------------   -----------
                                                     106,283,510     117,508,532
                                                   ---------------   -----------
                                                    $112,543,907    $120,563,424
                                                  ===============   ============

See Notes to Financial Statements.

                   SMITH BARNEY DIVERSIFIED FUTURES FUND L.P.
             STATEMENT OF INCOME AND EXPENSES AND PARTNERS' CAPITAL
                                   (UNAUDITED)




                                                              THREE MONTHS ENDED
                                                                  MARCH 31,
                                                     --------------   --------------
                                                               2000             1999
                                                     --------------   --------------
Income:
  Net gains (losses) on trading of commodity
   futures:
  Realized gains on closed positions                  $   2,606,295    $     808,558
  Change in unrealized losses on open
   positions                                             (1,880,349)      (3,842,489)
                                                      -------------    -------------
                                                            725,946       (3,033,931)
Less, brokerage commissions including clearing fees
  of $68,419 and $58,967, respectively                   (1,746,589)      (2,072,448)
                                                      -------------    -------------
  Net realized and unrealized losses                     (1,020,643)      (5,106,379)
  Interest income                                         1,178,352        1,186,464
                                                      -------------    -------------
                                                            157,709       (3,919,915)
                                                      -------------    -------------

Expenses:
  Management fees                                           936,724          969,506
  Other expenses                                             29,349           36,252
                                                      -------------    -------------
                                                            966,073        1,005,758
                                                      -------------    -------------
  Net loss                                                 (808,364)      (4,925,673)
  Additions                                                  24,393           29,432
  Redemptions                                           (10,441,050)      (4,341,012)
                                                      -------------    -------------
  Net decrease in Partners' capital                     (11,225,021)      (9,237,253)
Partners' capital, beginning of period                  117,508,532      143,904,261
                                                      -------------    -------------
Partners' capital, end of period                      $ 106,283,511    $ 134,667,008
                                                      -------------    -------------
Net asset value per Unit
  (82,254.9103 and 99,764.7834 Units outstanding
  at March 31, 2000 and 1999, respectively)           $    1,292.12    $    1,349.85
                                                      -------------    -------------
Net loss per Unit of Limited Partnership
  Interest and General Partner Unit equivalent        $      (10.97)   $      (47.90)
                                                      -------------    -------------

See Notes to Financial Statements




                   SMITH BARNEY DIVERSIFIED FUTURES FUND L.P.
                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 2000
                                   (Unaudited)

1.     General:

     Smith Barney Diversified Futures Fund L.P. (the "Partnership") is a limited partnership organized under the laws of the State of New York, on August 13, 1993 to engage in the speculative trading of a diversified portfolio of commodity interests including futures contracts, options and forward contracts. The commodity interests that are traded by the Partnership are volatile and involve a high degree of market risk. The Partnership commenced trading operations on January 12, 1994.
     Smith Barney Futures Management LLC acts as the general partner (the General Partner") of the Partnership. The Partnership's commodity broker is Salomon Smith Barney Inc. ("SSB"). SSB is an affiliate of the General Partner. The General Partner is wholly owned by Salomon Smith Barney Holdings Inc. ("SSBHI"), which is the sole owner of SSB. SSBHI is a wholly owned subsidiary of Citigroup Inc. All trading decisions are made for the Partnership by Campbell & Company, Inc., John W. Henry & Company, Inc., Rabar Market Research Inc., Willowbridge Associates, Inc. and Stonebrook Capital Management, Inc.(collectively the "Advisors"). Trendview Management Inc. was terminated as an Advisor to the Partnership effective January 31, 2000.

     The accompanying financial statements are unaudited but, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Partnership's financial condition at March 31, 2000 and December 31, 1999 and the results of its operations for the three months ended March 31, 2000 and 1999. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. It is suggested that these financial statements be read in conjunction with the financial statements and notes included in the Partnership's annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1999.

     Due to the nature of commodity trading, the results of operations for the interim periods presented should not be considered indicative of the results that may be expected for the entire year.

                   SMITH BARNEY DIVERSIFIED FUTURES FUND L.P.
                          NOTES TO FINANCIAL STATEMENTS
                                   (continued)


2.      Net Asset Value Per Unit:

     Changes in net asset value per Unit for the three months ended March 31, 2000 and 1999, were as follows:


                                                             THREE-MONTHS ENDED
                                                                  MARCH 31,
                                                              -----------------
                                                         2000                 1999
                                                        ---------       -----------

Net realized and unrealized
 losses                                            $     (13.43)      $     (49.70)
Interest income                                           13.46              11.64
Expenses                                                 (11.00)             (9.84)
                                                       ---------          --------
Decrease for period                                      (10.97)            (47.90)

Net Asset Value per Unit,
  beginning of period                                  1,303.09           1,397.75
                                                        --------          ---------
Net Asset Value per Unit,
  end of period                                    $   1,292.12       $   1,349.85
                                                     ===========         ==========

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

All of the commodity interests owned by the Partnership are held for trading purposes. The average fair value during the periods ended March 31, 2000 and December 31, 1999, based on a monthly calculation, was $7,243,386 and $6,571,306, respectively. The fair value of these commodity interests, including options thereon, if applicable, at March 31, 2000 and December 31, 1999, was $3,611,543 and $5,811,975, respectively, as detailed below.


                                             Fair Value
                                      ------------------------
                                       March 31,        December 31,
                                          2000              1999
                                       ---------       -----------
Currency:
--  Exchange Traded Contracts      $   626,406      $   423,503
--  OTC Contracts                       (1,744)         196,398
Energy                                (156,909)       1,095,761
Grains                                 634,636           64,492
Interest Rates U.S.                  1,529,854        1,352,098
Interest Rates Non-U.S               1,154,945          220,653
Livestock                               66,401          (19,700)
Metals                                  96,011          941,009
Softs                                 (227,917)         493,230
Indices                               (110,140)       1,044,531
                                     ---------       -----------
Total                              $ 3,611,543      $ 5,811,975
                                  =============     ============

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

     The notional or contractual amounts of these instruments, while not recorded in the financial statements, reflect the extent of the Partnership's involvement in these instruments. The majority of these instruments mature within one year of March 31, 2000. However, due to the nature of the Partnership's business, these instruments may not be held to maturity.

Item 2. Management's      Discussion    and Analysis of Financial Condition and
       Results of Operations.

Liquidity and Capital Resources

     The Partnership does not engage in the sale of goods or services. Its only assets are its equity in its commodity futures trading account, consisting of cash, net unrealized appreciation (depreciation) on open futures and forward contracts, commodity options and interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership. While substantial losses could lead to a decrease in liquidity, no such losses occurred during the first quarter of 2000.

     The Partnership's capital consists of the capital contributions of the partners as increased or decreased by gains or losses on commodity futures trading, expenses, interest income, additions and redemptions of Units and distributions of profits, if any.

     For the three months ended March 31, 2000, Partnership capital decreased 9.6% from $117,508,532 to $106,283,511. This decrease was attributable to the redemption of 7,940.7226 Units totaling $10,441,050 coupled with net loss from operations of $808,364 which was partially offset by additional sales of 18.4910 Units totaling $24,393. Additional Units offered represent a reduced brokerage fee to existing limited partners investing $1,000,000 or more. Future redemptions can impact the amount of funds available for investments in commodity contract positions in subsequent periods.

Results of Operations

     During the Partnership's first quarter of 2000, the net asset value per unit decreased 0.8% from $1,303.09 to $1,292.12 as compared to a decrease of 3.4% in the first quarter of 1999. The Partnership experienced a net trading gain before brokerage commissions and related fees in the first quarter of 2000 of $725,946. Gains were primarily attributable to the trading of commodity futures in energy and U. S. interest rates and were partially offset by losses in livestock, metals, currencies, non-U.S. interest rates, indices and softs. The Partnership experienced a net trading loss before commissions and related fees in the first quarter of 1999 of $3,033,931. Losses were primarily attributable to the trading of commodity futures in livestock, indices, softs, metals and non-U.S interest rates and were partially offset by gains in currencies, U.S. interest rates, energy and grains.

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

     Interest income on 80% of the Partnership's daily equity maintained in cash was earned on the monthly average 30-day U.S. Treasury bill rate determined weekly by SSB based on the non-competitive yield on three month U.S. Treasury bills maturing in 30 days from the date in which such weekly rate is determined. Interest income for the three months ended March 31, 2000 decreased by $8,112, as compared to the corresponding period in 1999. The decrease in interest income is primarily due to the effect of redemptions on the Partnership's equity maintained in cash.

     Brokerage commissions are calculated on the Partnership's net asset value as of the last day of each month and, therefore, vary according to trading performance and redemptions. Accordingly, they must be compared in relation to the fluctuations in monthly net asset values. Commissions and fees for the three months ended March 31, 2000 decreased by $325,859, as compared to the corresponding period in 1999.

     Management fees are calculated on the portion of the Partnership's net asset value allocated to each Advisor at the end of the month and, therefore, are affected by trading performance and redemptions. Management fees for the three months ended March 31, 2000 decreased by $32,782, as compared to the corresponding period in 1999.

     Incentive fees are based on the new trading profits generated by each Advisor at the end of the quarter, as defined in the advisory agreements between the Partnership, the General Partner and each Advisor. There were no incentive fees earned for the three months ending March 31, 2000 or 1999.

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

     Value at Risk is a measure of the maximum amount which the Partnership could reasonably be expected to lose in a given market sector. However, the inherent uncertainty of the Partnership's speculative trading and the recurrence in the markets traded by the Partnership of market movements far exceeding expectations could result in actual trading or non-trading losses far beyond the indicated Value at Risk or the Partnership's experience to date (i.e.,"risk of ruin"). In light of the foregoing as well as the risks and uncertainties intrinsic to all future projections, the inclusion of the quantification included in this section should not be considered to constitute any assurance or representation that the Partnership's losses in any market sector will be limited to Value at Risk or by the Partnership's attempts to manage its market risk.

     Exchange maintenance margin requirements have been used by the Partnership as the measure of its Value at Risk. Maintenance margin requirements are set by exchanges to equal or exceed the maximum losses reasonably expected to be incurred in the fair value of any given contract in 95%-99% of any one-day intervals. Maintenance margin has been used rather than the more generally available initial margin, because initial margin includes a credit risk component, which is not relevant to Value at Risk.

     The following table indicates the trading Value at Risk associated with the Partnership's open positions by market category as of March 31, 2000. All open position trading risk exposures of the Partnership have been included in calculating the figures set forth below. As of March 31, 2000, the Partnership's total capitalization was approximately $106,283,511. There has been no material change in the trading Value at Risk information previously disclosed in the Form 10-K for the year ended December 31, 1999.

                                 March 31, 2000
                                   (Unaudited)
                                                                        Year to Date
                                                                      ------------------
                               % of Total                          High             Low
Market Sector                Value at Risk   Capitalization        Value at Risk    Value at Risk
---------------------------------------------------------------------------------------------------
Currencies:
 - Exchange Traded Contracts    $   805,012       0.76%$               1,158,359   $   862,289
 - OTC Contracts                  2,300,060       2.16%                3,574,254     1,860,662
Energy                            1,419,200       1.34%                5,401,200     1,419,200
Grains                              726,300       0.68%                  791,300       314,250
Interest Rates U.S.               1,524,318       1.44%                2,104,984       622,467
Interest Rates Non-U.S            3,297,745       3.10%                6,211,403     2,789,401
Livestock                            67,325       0.06%                  115,375        29,075
Metals                            1,670,325       1.57%                1,916,625       970,575
Softs                               828,953       0.78%                1,489,882       828,953
Indices                           2,128,081       2.00%                2,578,509     1,301,148
                               -------------  ----------
Total                           $14,767,319      13.89%
                               ============= ===========

                            PART II OTHER INFORMATION

Item 1.  Legal Proceedings-

     For information concerning a suit filed by Harris Trust Savings Bank (as trustee for the Ameritech Pension Trust) and others against Salomon Brothers Inc., and Salomon Brothers Realty Corp., see the description that appears in the second and third paragraphs under the caption "Legal Proceedings" beginning on page 11 of the Annual Report on Form 10-K of the Company for the year ended December 31, 1999 (File No. 1-4346), which description is included as Exhibit
99.1 to this Form 10-Q and incorporated by reference herein. In April 2000, the U.S. Supreme Court heard oral argument on plaintiffs' petition to reverse the decision of the U.S. Court of Appeals for the Seventh Circuit. The U.S. Supreme Court reserved its decision, and has not yet released its opinion.

     For information concerning the complaints filed in the U.S. District Court for the Eastern District of Louisiana (Board of Liquidations, City Debt of the City of New Orleans v. Smith Barney, Inc. et ano. and The City of New Orleans v. Smith Barney, Inc. et ano.), a purported class action in Florida against numerous broker-dealers including the Company (Dwight Brock as Clerk for Collier County v. Merrill Lynch, et al.), and the IRS and SEC industry-wide investigation into the pricing of Treasury securities in advanced refunding transactions, see the description that appears in the fourth, fifth and sixth paragraphs under the caption " Legal Proceedings" beginning on page 11 of the Annual Report on Form 10-K of SSBHI for the year ended December 31, 1999 (File No. 1-4346), which description is included as Exhibit 99.2 to this form 10-Q and incorporated by reference herein. In April 2000, seventeen investment banks, including the Company, entered into an agreement with the federal government to settle charges related to the pricing of Treasury securities in advanced refunding transactions. Thereafter, plaintiffs filed voluntary discontinuances in the two Louisiana federal actions.

     For information  concerning the matter entitled MKP Master Fund, LDC et al.
v. Salomon Smith Barney Inc., see the description that appears in the seventh paragraph under the caption "Legal Proceedings" beginning on page 11 of the Annual Report on Form 10-K of SSBHI for the year ended December 31, 1999 (File No. 1-4346), which description is included as Exhibit 99.3 to this Form 10-Q and incorporated by reference herein. In March 2000, plaintiffs' motion to dismiss the Company's amended counterclaims was argued, and no decision has been rendered.

Exhibit 99.1


     Second and third paragraphs under the caption "Legal Proceedings" beginning on page 11 of the Annual Report on Form 10-K of SSBHI for the year ended December 31, 1999 (File No. 1-4346).

     In September 1992, Harris Trust and Savings Bank (as trustee for Ameritech Pension Trust ("APT")), Ameritech Corporation, and an officer of Ameritech filed suit against Salomon Brothers Inc. ("SBI") and Salomon Brothers Realty Corporation ("SBRC") in the U.S. District Court for the Northern District of Illinois (Harris Trust Savings Bank, not individually but solely as trustee for the Ameritech Pension Trust, Ameritech Corporation and John A. Edwardson v. Salomon Brothers Inc and Salomon Brothers Realty Corp.). The second amended complaint alleges that three purchases by APT from defendants of participation interests in net cash flow or resale proceeds of three portfolios of motels owned by Motels of America, Inc. ("MOA"), as well as a fourth purchase by APT of a similar participation interest in a portfolio of motels owned by Best Inns, Inc. ("Best"), violated the Employee Retirement Income Security Act ("ERISA"), and that APT's purchase of the participation interests in the third MOA portfolio and in the Best portfolio violated the Racketeer Influenced and Corrupt Organization Act ("RICO") and the Illinois Consumer Fraud and Deceptive Practices Act ("Consumer Fraud Act"), and constituted fraud, negligent misrepresentation, breach of contract and unjust enrichment. SBI had acquired the participation interests when it purchased principal mortgage notes issued by MOA and Best to finance purchases of motel portfolios; 95% of three of those interests and 100% of the fourth were sold to APT for a total of approximately $20.9 million. Plaintiffs' second amended complaint seeks judgment (a) on the ERISA claims for the approximately $20.9 million purchase price, for rescission and for disgorgement of profits, as well as other relief, and (b) on the RICO and state law claims in the amount of $12.3 million, with damages trebled to $37 million on the RICO claims and punitive damages in excess of $37 million on certain of the state law claims as well as other relief. Following motions by defendants, the court dismissed the RICO, Consumer Fraud Act, fraud, negligent misrepresentation, breach of contract, and unjust enrichment claims. The court also found that defendants were not ERISA fiduciaries and dismissed two of the three claims based on that allegation. Defendants moved for summary judgment on plaintiffs' only remaining claim, which alleged an ERISA violation. The motion was denied, and defendants appealed to the U.S. Court of Appeals for the Seventh Circuit. In July 1999, the U. S. Court of Appeals for the Seventh Circuit reversed the denial of defendants' motion for summary judgment and dismissed the sole remaining ERISA claim against the Company. Plaintiffs filed a petition for certiorari with the U. S. Supreme Court seeking review of the decision of the Court of Appeals. The petition was granted in January 2000.

     Both the Department of Labor and the Internal Revenue Service have advised SBI that they were or are reviewing the underlying transactions. With respect to the Internal Revenue Service, SSBHI, SBI and SBRC have consented to extensions of time for the assessment of excise taxes that may be claimed with respect to the transactions for the years 1987, 1988 and 1989. In August 1996, the IRS sent SSBHI, SBI and SBRC what appeared to be draft "30-day letters" with respect to the transactions and SSBHI, SBI and SBRC were given an opportunity to comment on whether the IRS should issue 30-day letters, which would actually commence the assessment process. In October 1996, SSBHI, SBI and SBRC submitted a memorandum setting forth reasons why the IRS should not issue such 30-day letters. Since that time, the IRS has not issued such 30-day letters to SSBHI, SBI or SBRC.

Item 2.   Changes in Securities and Use of Proceeds -

          Additional Units offered represent a reduced brokerage fee to existing limited partners in existing $1,000,000 or more. For the three months ended March 31, 2000, there were additional sales of 18.4910 Units totaling $24,393 and 21.5170 Units totaling $29,432 for the three months ended March 31, 1999.

          Proceeds from the sale of additional  Units are used in the trading of
     commodity  interest  including  futures  contracts,   options  and  forward
     contracts.

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

Date:      5/12/00


          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:        Smith Barney Futures Management LLC
           (General Partner)


By:        /s/ David J. Vogel, President
           David J. Vogel, President


Date:      5/12/00


By:       /s/ Daniel A. Dantuono
          Daniel A. Dantuono
          Chief Financial Officer and
          Director

Date: 5/12/00
                                   16