Form 10-Q
period 2000-06-30
SMITH BARNEY DIVERSIFIED FUTURES FUND LP
filed 2000-08-14
CIK 911503

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                 (X) QUARTERLY REPORT UNDER SECTION 13 or 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

               OR ( ) TRANSITION REPORT UNDER SECTION 13 or 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter ended June 30, 2000

Commission File Number 0-26132

                   SMITH BARNEY DIVERSIFIED FUTURES FUND L.P.
             (Exact name of registrant as specified in its charter)

           New York                                13-3729162
(State or other jurisdiction of                 (I.R.S. Employer
 incorporation or organization)                Identification No.)


                     c/o Smith Barney Futures Management LLC
                           388 Greenwich St. - 7th Fl.
                            New York, New York 10013
              (Address and Zip Code of principal executive offices)


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

                                                                          Page
                                                                         Number

PART I - Financial Information:

              Item 1.      Financial Statements:

                           Statement of Financial Condition
                           at June 30, 2000 and December 31,
                           1999 (unaudited).                                3

                           Statement of Income and Expenses
                           and Partners' Capital for the three
                           and six months ended June 30, 2000
                           and 1999 (unaudited).                            4

                           Notes to Financial Statements
                           (unaudited)                                    5 - 8

              Item 2.      Management's Discussion and
                           Analysis of Financial Condition
                           and Results of Operations                      9 - 10

              Item 3.      Quantitative and Qualitative
                           Disclosures of Market Risk                    11 - 12

PART II - Other Information                                              13 - 16

                                     PART I
                          ITEM 1. FINANCIAL STATEMENTS


                   SMITH BARNEY DIVERSIFIED FUTURES FUND L.P.
                        STATEMENT OF FINANCIAL CONDITION
                                   (Unaudited)




                                            JUNE 30,                DECEMBER 31,
                                              2000                      1999
                                        -----------------         ------------------

ASSETS:

Equity in commodity futures trading
 account:
  Cash                                      $ 98,293,252              $ 114,347,833
  Net unrealized appreciation
   on open futures contracts                     622,080                  5,310,783
  Commodity options owned, at fair
   value (cost  $0 and $663,996 in
   2000 and 1999, respectively)                        -                    501,192

                                         -----------------         ------------------
                                              98,915,332                120,159,808

Interest receivable                              330,280                    403,616

                                         -----------------         ------------------
                                            $ 99,245,612              $ 120,563,424

                                        =================         ==================

LIABILITIES AND PARTNERS' CAPITAL:

Liabilities:
 Accrued expenses:
  Commissions                                  $ 435,435                  $ 556,459
  Management fees                                267,378                    326,697
  Other                                           93,307                    128,566
 Redemptions payable                           2,512,055                  2,043,170

                                        -----------------         ------------------
                                               3,308,175                  3,054,892

                                        -----------------         ------------------


Partners' Capital:

General Partner, 2,048.9308 Unit
   equivalents outstanding in
   2000 and 1999                               2,546,411                  2,669,941
Limited Partners, 75,145.6746 and
  88,128.2111 Units of Limited
  Partnership Interest outstanding
  in 2000 and 1999, respectively              93,391,026                114,838,591

                                         -----------------         ------------------

                                              95,937,437                117,508,532

                                         -----------------         ------------------

                                            $ 99,245,612              $ 120,563,424

                                          =================         ==================
See Notes to Financial Statements.

                   SMITH BARNEY DIVERSIFIED FUTURES FUND L.P.
             STATEMENT OF INCOME AND EXPENSES AND PARTNERS' CAPITAL
                                   (UNAUDITED)



                                                        THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                             JUNE 30,                            JUNE 30,
                                                   ------------------------------     -------------------------------
                                                        2000            1999                2000            1999

                                                   -------------   --------------     ---------------  --------------
Income:
  Net gains (losses) on trading of commodity
   interests:
  Realized gains (losses) on closed positions        $ (103,580)     $ 3,997,825         $ 2,502,715     $ 4,806,383
  Change in unrealized gains (losses) on open
   positions                                         (2,645,550)       4,923,014          (4,525,899)      1,080,525

                                                   -------------   --------------     ---------------  --------------

                                                     (2,749,130)       8,920,839          (2,023,184)      5,886,908
Less, brokerage commissions including clearing
  fees of $64,234, $69,696, $132,653 and
  $128,663, respectively                             (1,500,055)      (2,101,822)         (3,246,644)     (4,174,270)

                                                   -------------   --------------     ---------------  --------------

  Net realized and unrealized gains (losses)         (4,249,185)       6,819,017          (5,269,828)      1,712,638
  Interest income                                     1,064,213        1,177,150           2,242,565       2,363,614

                                                   -------------   --------------     ---------------  --------------

                                                     (3,184,972)       7,996,167          (3,027,263)      4,076,252

                                                   -------------   --------------     ---------------  --------------



Expenses:
  Management fees                                       831,408        1,107,845           1,768,132       2,077,351
  Other expenses                                         20,018           53,672              49,367          89,924
  Incentive fees                                              -          562,955                   -         562,955
                                                   -------------   --------------     ---------------  --------------

                                                        851,426        1,724,472           1,817,499       2,730,230

                                                    -------------   --------------     ---------------  --------------

  Net income (loss)                                  (4,036,398)       6,271,695          (4,844,762)      1,346,022

  Additions                                              13,814           30,723              38,207          60,155
  Redemptions                                        (6,323,490)      (5,141,681)        (16,764,540)     (9,482,693)

                                                    -------------   --------------     ---------------  --------------

  Net increase (decrease) in Partners' capital      (10,346,074)       1,160,737         (21,571,095)     (8,076,516)

Partners' capital, beginning of period              106,283,511      134,667,008         117,508,532     143,904,261

                                                    -------------   --------------     ---------------  --------------

Partners' capital, end of period                   $ 95,937,437    $ 135,827,745        $ 95,937,437   $ 135,827,745
                                                   =============   ==============     ===============  ==============

Net asset value per Unit
  (77,194.6054 and 96,106.6670 Units outstanding
  at June 30, 2000 and 1999, respectively)           $ 1,242.80       $ 1,413.30          $ 1,242.80      $ 1,413.30
                                                   =============   ==============     ===============  --------------


Net gain (loss) per Unit of Limited Partnership
  Interest and General Partner Unit equivalent         $ (49.32)         $ 63.45            $ (60.29)        $ 15.55
                                                   =============   ==============     ===============  ==============


See Notes to Financial Statements
                                        4

                   Smith Barney Diversified Futures Fund L.P.
                          Notes to Financial Statements
                                  June 30, 2000
                                   (Unaudited)

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

        Smith Barney Futures Management LLC acts as the general partner (the "General Partner") of the Partnership. The Partnership's commodity broker is Salomon Smith Barney Inc. ("SSB"). SSB is an affiliate of the General Partner. The General Partner is wholly owned by Salomon Smith Barney Holdings Inc. ("SSBHI"), which is the sole owner of SSB. SSBHI is a wholly owned subsidiary of Citigroup Inc. As of June 30, 2000, all trading decisions are made for the Partnership by Campbell & Company, Inc., John W. Henry & Company, Inc., Rabar Market Research Inc., Willowbridge Associates, Inc. and Stonebrook Capital Management, Inc.(collectively the "Advisors"). Effective July 1, 2000, John W. Henry & Company Inc. and Rabar Market Research Inc. were terminated as Advisors to the Partnership. Bridgewater Associates, Inc. and Dominion Capital Management, Inc. were added as Advisors to the Partnership effective July 1, 2000.

        The accompanying financial statements are unaudited but, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Partnership's financial condition at June 30, 2000 and December 31, 1999 and the results of its operations for the three and six months ended June 30, 2000 and 1999. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. It is suggested that these financial statements be read in conjunction with the financial statements and notes included in the Partnership's annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1999.

        Due to the nature of commodity trading, the results of operations for the interim periods presented should not be considered indicative of the results that may be expected for the entire year.

                   Smith Barney Diversified Futures Fund L.P.
                          Notes to Financial Statements
                                   (continued)


2.      Net Asset Value Per Unit:

        Changes in net asset value per Unit for the three and six months ended June 30, 2000 and 1999 were as follows:

                                                          THREE-MONTHS ENDED                        SIX-MONTHS ENDED
                                                             JUNE 30,                                   JUNE 30,
                                                      2000                 1999                 2000                  1999
                                                     -----------      --------------        ------------          ----------

Net realized and Unrealized
  gains (losses)                                      $  (51.96)         $   69.05           $  (65.39)           $   19.35
Interest income                                           13.19              11.92               26.65                23.56
Expenses                                                 (10.55)            (17.52)             (21.55)              (27.36)
                                                       ----------         ----------          ----------            ----------

Increase(decrease) for period                            (49.32)             63.45              (60.29)               15.55

Net Asset Value per Unit,
 beginning of period                                   1,292.12           1,349.85            1,303.09             1,397.75
                                                      ----------         ----------          ----------            ---------

Net Asset Value per Unit
 end of period                                        $1,242.80          $1,413.30           $1,242.80            $1,413.30
                                                      ==========         ==========          ==========            =========


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

       All of the commodity interests owned by the Partnership are held for trading purposes. The average fair value during the periods ended June 30, 2000 and December 31, 1999, based on a monthly calculation, was $5,574,973 and $6,571,306, respectively. The fair value of these commodity interests, including options thereon, if applicable, at June 30, 2000 and December 31, 1999, was $622,080 and $5,811,975, respectively, as detailed below.

                                                          Fair Value
                                                     June 30,      December 31,
                                                      2000            1999
                                                   -----------    ----------

Currency:
  -  Exchange Traded Contracts                      $  (30,270)    $  423,503
  -  OTC Contracts                                    (284,488)       196,398
Energy                                               1,119,774      1,095,761
Grains                                                  31,890         64,492
Interest Rates U.S.                                    225,647      1,352,098
Interest Rates Non-U.S.                                (98,208)       220,653
Livestock                                              (33,350)       (19,700)
Metals                                                (585,936)       941,009
Softs                                                  184,041        493,230
Indices                                                 92,980      1,044,531
                                                    -----------    ----------

Total                                               $  622,080     $5,811,975
                                                    ===========    ==========

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

        The notional or contractual amounts of these instruments, while not recorded in the financial statements, reflect the extent of the Partnership's involvement in these instruments. The majority of these instruments mature within one year of June 30, 2000. However, due to the nature of the Partnership's business, these instruments may not be held to maturity.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

        The Partnership does not engage in the sale of goods or services. Its only assets are its equity in its commodity futures trading account, consisting of cash, net unrealized appreciation (depreciation) on open futures and forward contracts, commodity options and interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership. While substantial losses could lead to a decrease in liquidity, no such losses occurred during the second quarter of 2000.

        The Partnership's capital consists of the capital contributions of the partners as increased or decreased by gains or losses on commodity futures trading, expenses, interest income, additions and redemptions of Units and distributions of profits, if any.

        For the six months ended June 30, 2000, Partnership capital decreased 18.4% from $117,508,532 to $95,937,437. This decrease was attributable to the redemption of 13,011.9493 Units totaling $16,764,540 coupled with net loss from operations of $4,844,762 which was partially offset by additional sales of
29.4128 Units totaling $38,207. Additional Units offered represent a reduced brokerage fee to existing limited partners investing $1,000,000 or more. Future redemptions can impact the amount of funds available for investments in commodity contract positions in subsequent periods.

Results of Operations

        During the Partnership's second quarter of 2000, the net asset value per unit decreased 3.8% from $1,292.12 to $1,242.80 as compared to an increase of 4.7% in the second quarter of 1999. The Partnership experienced a net trading loss before brokerage commissions and related fees in the second quarter of 2000 of $2,749,130. Losses were primarily attributable to the trading of commodity futures in currencies, grains, U.S. and non-U.S. interest rates, livestock, metals and indices and were partially offset by gains in energy and softs. The Partnership experienced a net trading gain before commissions and related fees in the second quarter of 1999 of $8,920,839. Gains were primarily attributable to the trading of commodity futures in currencies, livestock, indices, U.S. and non-U.S. interest rates and energy and were partially offset by losses in metals, softs and grains.

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

        Interest income on 80% of the Partnership's daily equity maintained in cash was earned on the monthly average 30-day U.S. Treasury bill rate determined weekly by SSB based on the non-competitive yield on three month U.S. Treasury bills maturing in 30 days from the date in which such weekly rate is determined. Interest income for the three and six months ended June 30, 2000 decreased by $112,937 and $121,049, respectively, as compared to the corresponding periods in 1999. The decrease in interest income is primarily due to the effect of redemptions on the Partnership's equity maintained in cash.

        Brokerage commissions are calculated on the Partnership's net asset value as of the last day of each month and, therefore, vary according to trading performance and redemptions. Accordingly, they must be compared in relation to the fluctuations in monthly net asset values. Commissions and fees for the three and six months ended June 30, 2000 decreased by $601,767 and $927,626, respectively, as compared to the corresponding periods in 1999.

        Management fees are calculated on the portion of the Partnership's net asset value allocated to each Advisor at the end of the month and, therefore, are affected by trading performance and redemptions. Management fees for the three and six months ended June 30, 2000 decreased by $276,437 and $309,219, respectively, as compared to the corresponding periods in 1999.

        Incentive fees are based on the new trading profits generated by each Advisor at the end of the quarter, as defined in the advisory agreements between the Partnership, the General Partner and each Advisor. There were no incentive fees earned for the three and six months ending June 30, 2000. Trading performance for the three and six months ended June 30, 1999 resulted in incentive fees of $562,955.

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

        The following table indicates the trading Value at Risk associated with the Partnership's open positions by market category as of June 30, 2000. All open position trading risk exposures of the Partnership have been included in calculating the figures set forth below. As of June 30, 2000, the Partnership's total capitalization was approximately $95,937,437. There has been no material change in the trading Value at Risk information previously disclosed in the Form 10-K for the year ended December 31, 1999.

                                  June 30, 2000
                                   (Unaudited)

                                                                     Year to Date
                                              % of Total        High                Low
Market Sector                Value at Risk   Capitalization  Value at Risk    Value at Risk
-------------------------------------------------------------------------------------------

Currencies:
 - Exchange Traded Contracts   $  211,754       0.22%        $1,158,359          $  211,754
 - OTC Contracts                1,212,527       1.26%         3,722,194           1,212,527
Energy                          1,439,200       1.50%         5,401,200             867,700
Grains                             25,650       0.03%         1,183,900              25,650
Interest Rates U.S.               197,900       0.21%         2,104,984             197,900
Interest Rates Non-U.S.         1,114,191       1.16%         6,211,403           1,114,191
Livestock                          39,150       0.04%           115,375              15,900
Metals                            211,800       0.22%         1,916,625             211,800
Softs                              90,000       0.09%         1,489,882              90,000
Indices                          358,641        0.38%         2,578,509             358,641
                              -----------      ------

Total                         $4,900,813        5.11%
                              ===========      ======


                            PART II OTHER INFORMATION

Item 1. Legal Proceedings -

        For information concerning a suit filed by Harris Trust Savings Bank (as trustee for the Ameritech Pension Trust) and others against Salomon Brothers Inc., and Salomon Brothers Realty Corp., see the description that appears in the second and third paragraphs under the caption "Legal Proceedings" of the Annual Report on Form 10-K of the Partnership for the year ended December 31, 1999, which description is included as Exhibit 99.1 to this Form 10-Q and incorporated by reference herein, and in the first paragraph under the caption "Legal Proceedings" of the Quarterly Report on Form 10-Q of the Partnership for the quarterly period ended March 31, 2000, which description is included as Exhibit
99.2 to this Form 10-Q and incorporated by reference herein. On June 12, 2000, the U.S. Supreme Court reversed the U.S. Court of Appeals for the Seventh Circuit's judgment, which had overturned the denial of defendants' motion for summary judgment and dismissed the sole remaining ERISA claim against Salomon Smith Barney Holdings, Inc. ("SSBH"), and remanded the matter to the circuit court for further proceedings.

Exhibit 99.1


Second and third paragraphs under the caption "Legal Proceedings" beginning on page 11 of the Annual Report on Form 10-K of SSBH for the year ended December 31, 1999 (File No. 1-4346).

In September 1992, Harris Trust and Savings Bank (as trustee for Ameritech Pension Trust ("APT")), Ameritech Corporation, and an officer of Ameritech filed suit against Salomon Brothers Inc. ("SBI") and Salomon Brothers Realty Corporation ("SBRC") in the U.S. District Court for the Northern District of Illinois (Harris Trust Savings Bank, not individually but solely as trustee for the Ameritech Pension Trust, Ameritech Corporation and John A. Edwardson v. Salomon Brothers Inc and Salomon Brothers Realty Corp.). The second amended complaint alleges that three purchases by APT from defendants of participation interests in net cash flow or resale proceeds of three portfolios of motels owned by Motels of America, Inc. ("MOA"), as well as a fourth purchase by APT of a similar participation interest in a portfolio of motels owned by Best Inns, Inc. ("Best"), violated the Employee Retirement Income Security Act ("ERISA"), and that APT's purchase of the participation interests in the third MOA portfolio and in the Best portfolio violated the Racketeer Influenced and Corrupt Organization Act ("RICO") and the Illinois Consumer Fraud and Deceptive Practices Act ("Consumer Fraud Act"), and constituted fraud, negligent misrepresentation, breach of contract and unjust enrichment. SBI had acquired the participation interests when it purchased principal mortgage notes issued by MOA and Best to finance purchases of motel portfolios; 95% of three of those interests and 100% of the fourth were sold to APT for a total of approximately $20.9 million. Plaintiffs' second amended complaint seeks judgment (a) on the ERISA claims for the approximately $20.9 million purchase price, for rescission and for disgorgement of profits, as well as other relief, and (b) on the RICO and state law claims in the amount of $12.3 million, with damages trebled to $37 million on the RICO claims and punitive damages in excess of $37 million on certain of the state law claims as well as other relief. Following motions by defendants, the court dismissed the RICO, Consumer Fraud Act, fraud, negligent misrepresentation, breach of contract, and unjust enrichment claims. The court also found that defendants were not ERISA fiduciaries and dismissed two of the three claims based on that allegation. Defendants moved for summary judgment on plaintiffs' only remaining claim, which alleged an ERISA violation. The motion was denied, and defendants appealed to the U.S. Court of Appeals for the Seventh Circuit. In July 1999, the U.S. Court of Appeals for the Seventh Circuit reversed the denial of defendants' motion for summary judgment and dismissed the sole remaining ERISA claim against SSBH. Plaintiffs filed a petition for certiorari with the U.S. Supreme Court seeking review of the decision of the Court of Appeals. The petition was granted in January 2000.

Both the Department of Labor and the Internal Revenue Service have advised SBI that they were or are reviewing the underlying transactions. With respect to the Internal Revenue Service, SSBH, SBI and SBRC have consented to extensions of time for the assessment of excise taxes that may be claimed with respect to the transactions for the years 1987, 1988 and 1989. In August 1996, the IRS sent SSBH, SBI and SBRC what appeared to be draft "30-day letters" with respect to the transactions and SSBH, SBI and SBRC were given an opportunity to comment on whether the IRS should issue 30-day letters, which would actually commence the assessment process. In October 1996, SSBH, SBI and SBRC submitted a memorandum setting forth reasons why the IRS should not issue such 30-day letters. Since that time, the IRS has not issued such 30-day letters to SSBH, SBI or SBRC.

Exhibit 99.2

First paragraph under the caption "Legal Proceedings" beginning on page 17 of the Quarterly Report on Form 10-Q of SSBH for the quarterly period ended March 31, 2000 (File No.1-4346).

        For information concerning a suit filed by Harris Trust Savings Bank (as trustee for the Ameritech Pension Trust) and others against Salomon Brothers Inc., and Salomon Brothers Realty Corp., see the description that appears in the second and third paragraphs under the caption "Legal Proceedings" of the Annual Report on Form 10-K of the Partnership for the year ended December 31, 1999, which description is included as Exhibit 99.1 to this Form 10-Q and incorporated by reference herein. In April 2000, the U.S. Supreme Court heard oral argument on plaintiffs' petition to reverse the decision of the U.S. Court of Appeals for the Seventh Circuit. The U.S. Supreme Court reserved its decision, and has not yet released its opinion.


Item 2.  Changes in Securities and Use of Proceeds -

           Additional Units offered represent a reduced brokerage fee to existing limited partners who invest $1,000,000 or more. For the six months ended June 30, 2000, there were additional sales of 29.4128 Units totaling $38,207. For the six months ended June 30, 1999, there were additional sales of 43.7772 Units totaling $60,155.

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

Date:    8/14/00


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:      Smith Barney Futures Management LLC
         (General Partner)


By:      /s/ David J. Vogel, President
         David J. Vogel, President


Date:    8/14/00


By:     /s/ Daniel A. Dantuono
        Daniel A. Dantuono
        Chief Financial Officer and
        Director

Date: 8/14/00