Form 10-Q
period 2000-09-30
SMITH BARNEY DIVERSIFIED FUTURES FUND LP
filed 2000-11-14
CIK 911503

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                 (X) QUARTERLY REPORT UNDER SECTION 13 or 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

               OR ( ) TRANSITION REPORT UNDER SECTION 13 or 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter ended September 30, 2000

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

                                                                Page
                                                                Number

PART I - Financial Information:

 Item 1.  Financial Statements:

          Statement of Financial Condition
          at September 30, 2000 and December 31,
          1999 (unaudited).                                       3

          Statement of Income and Expenses
          and Partners' Capital for the three
          and nine months ended September 30,
          2000 and 1999 (unaudited).                              4

          Notes to Financial Statements
          (unaudited)                                           5 - 9

 Item 2.  Management's Discussion and
          Analysis of Financial Condition
          and Results of Operations                            10 - 11

 Item 3.  Quantitative and Qualitative
          Disclosures of Market Risk                           12 - 13

PART II - Other Information                                    14 - 17

                                     PART I
                          ITEM 1. FINANCIAL STATEMENTS


                   SMITH BARNEY DIVERSIFIED FUTURES FUND L.P.
                        STATEMENT OF FINANCIAL CONDITION
                                   (Unaudited)


                                                 SEPTEMBER 30,     DECEMBER 31,
                                                   2000               1999
                                              --------------    --------------

ASSETS:

Equity in commodity futures trading account:
  Cash                                         $  83,787,837    $ 114,347,833
  Net unrealized appreciation (depreciation)
   on open contracts                              (1,308,478)       5,310,783
  Commodity options owned at fair
   value (cost  $0 and $663,996 in
   2000 and 1999, respectively)                         --            501,192
                                               -------------    -------------
                                                  82,479,359      120,159,808
Interest receivable                                  334,134          403,616
                                               -------------    -------------
                                               $  82,813,493    $ 120,563,424
                                               =============    =============

LIABILITIES AND PARTNERS' CAPITAL:

Liabilities:
 Accrued expenses:
  Commissions                                  $     362,278    $     556,459
  Management fees                                    157,037          326,697
  Other                                               84,236          128,566
 Redemptions payable                               1,564,692        2,043,170
                                               -------------    -------------
                                                   2,168,243        3,054,892
                                               -------------    -------------


Partners' Capital:

General Partner, 2,048.9308 Unit
   equivalents outstanding in 2000 and 1999        2,288,963        2,669,941
Limited Partners, 70,139.2689 and
  88,128.2111 Units of Limited Partnership
  Interest outstanding in 2000 and 1999,
  respectively                                    78,356,287      114,838,591
                                               -------------    -------------
                                                  80,645,250      117,508,532
                                               -------------    -------------
                                               $  82,813,493    $ 120,563,424
                                               =============    =============

See Notes to Financial Statements.
                                              3

                   SMITH BARNEY DIVERSIFIED FUTURES FUND L.P.
             STATEMENT OF INCOME AND EXPENSES AND PARTNERS' CAPITAL
                                   (UNAUDITED)


                                                         THREE MONTHS ENDED               NINE MONTHS ENDED
                                                           SEPTEMBER 30,                    SEPTEMBER 30,
                                                  ------------------------------    ------------------------------
                                                       2000           1999               2000             1999
                                                  ------------------------------     -----------------------------
Income:
  Net gains (losses) on trading of commodity
   interests:
  Realized gains (losses) on closed positions    $  (6,755,576)   $   4,725,792    $  (4,252,861)   $   9,532,175
  Change in unrealized losses on open
   positions                                        (1,930,558)      (4,964,921)      (6,456,457)      (3,884,396)
                                                 -------------    -------------    -------------    -------------
                                                    (8,686,134)        (239,129)     (10,709,318)       5,647,779
Less, brokerage commissions including
 clearing fees of $74,785, $62,565,
 $207,438 and $191,228, respective                  (1,329,705)      (2,011,553)      (4,576,349)      (6,185,823)
                                                 -------------    -------------    -------------    -------------
  Net realized and unrealized losses               (10,015,839)      (2,250,682)     (15,285,667)        (538,044)
  Interest income                                    1,058,961        1,196,022        3,301,526        3,559,636
                                                 -------------    -------------    -------------    -------------
                                                    (8,956,878)      (1,054,660)     (11,984,141)       3,021,592
                                                 -------------    -------------    -------------    -------------

Expenses:
  Management fees                                      509,092        1,084,471        2,277,224        3,161,822
  Other                                                 10,801           43,278           60,168          133,202
  Incentive fees                                          --            105,488             --            668,443
                                                 -------------    -------------    -------------    -------------
                                                       519,893        1,233,237        2,337,392        3,963,467
                                                 -------------    -------------    -------------    -------------
  Net loss                                          (9,476,771)      (2,287,897)     (14,321,533)        (941,875)
  Additions                                             13,137           31,389           51,344           91,544
  Redemptions                                       (5,828,553)      (3,549,468)     (22,593,093)     (13,032,161)
                                                 -------------    -------------    -------------    -------------
  Net decrease in Partners' capital                (15,292,187)      (5,805,976)     (36,863,282)     (13,882,492)
Partners' capital, beginning of period              95,937,437      135,827,745      117,508,532      143,904,261
                                                 -------------    -------------    -------------    -------------
Partners' capital, end of period                 $  80,645,250    $ 130,021,769    $  80,645,250    $ 130,021,769
                                                 -------------    -------------    -------------    -------------
Net asset value per Unit
  (72,188.1997 and 93,584.9673 Units
  outstanding at September 30, 2000 and
  1999, respectively)                            $    1,117.15    $    1,389.34    $    1,117.15    $    1,389.34
                                                 -------------    -------------    -------------    -------------
Net loss per Unit of Limited Partnership
  Interest and General Partner Unit equivalent   $     (125.65)   $      (23.96)   $     (185.94)   $       (8.41)
                                                 -------------    -------------    -------------    -------------


See Notes to Financial Statements
                                             4

                   Smith Barney Diversified Futures Fund L.P.
                          Notes to Financial Statements
                               September 30, 2000
                                   (Unaudited)

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

     Smith Barney Futures Management LLC acts as the general partner (the "General Partner") of the Partnership. The Partnership's commodity broker is Salomon Smith Barney Inc. ("SSB"). SSB is an affiliate of the General Partner. The General Partner is wholly owned by Salomon Smith Barney Holdings Inc. ("SSBHI"), which is the sole owner of SSB. SSBHI is a wholly owned subsidiary of Citigroup Inc. As of September 30, 2000, all trading decisions are made for the Partnership by Campbell & Company, Inc., Willowbridge Associates, Inc., Stonebrook Capital Management, Inc., Bridgewater Associates, Inc. and Dominion Capital Management, Inc. (collectively the "Advisors"). Effective July 1, 2000, John W. Henry and Company, Inc. and Rabar Market Research, Inc. were terminated as Advisors to the Partnership. Bridgewater Associates, Inc. and Dominion Capital Management, Inc. were added as Advisors on that same date.

     The accompanying financial statements are unaudited but, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Partnership's financial condition at September 30, 2000 and December 31, 1999 and the results of its operations for the three and nine months ended September 30, 2000 and 1999. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. It is suggested that these financial statements be read in conjunction with the financial statements and notes included in the Partnership's annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1999.

     Due to the nature of commodity trading, the results of operations for the interim periods presented should not be considered indicative of the results that may be expected for the entire year.

                   Smith Barney Diversified Futures Fund L.P.
                          Notes to Financial Statements
                               September 30, 2000
                                   (Unaudited)
                                   (Continued)


2.       Net Asset Value Per Unit:

         Changes in net asset value per Unit for the three and nine months ended September 30, 2000 and 1999 were as follows:

                                   THREE-MONTHS ENDED       NINE-MONTHS ENDED
                                    SEPTEMBER 30,             SEPTEMBER 30,
                                   2000        1999          2000         1999
                                 --------    ---------     -------     ---------

Net realized and Unrealized
  losses                      $  (132.80)   $  (23.57)  $  (198.19)   $   (4.22)
Interest income                    14.06        12.57        40.71        36.13
Expenses                           (6.91)      (12.96)      (28.46)      (40.32)
                                 ---------    ---------    ---------    --------

Decrease for period              (125.65)      (23.96)     (185.94)       (8.41)

Net Asset Value per Unit,
 beginning of period            1,242.80     1,413.30     1,303.09     1,397.75
                               ---------    ---------    ---------    ---------

Net Asset Value per Unit
 end of period               $  1,117.15   $ 1,389.34   $ 1,117.15   $ 1,389.34
                                =========    =========    =========   =========

                   Smith Barney Diversified Futures Fund L.P.
                          Notes to Financial Statements
                               September 30, 2000
                                   (Unaudited)
                                   (Continued)


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

        All of the commodity interests owned by the Partnership are held for trading purposes. The average fair value during the periods ended September 30, 2000 and December 31, 1999, based on a monthly calculation, was $3,489,037 and $6,571,306, respectively. The fair value of these commodity interests, including options thereon, if applicable, at September 30, 2000 and December 31, 1999, was $(1,308,478) and $5,811,975, respectively, as detailed below.


                                   Fair Value
                           September 30,     December 31,
                               2000            1999
                           -------------    ----------------

Currency:
- Exchange Traded         $    41,285    $   423,503
- OTC Contracts              (381,529)       196,398
Energy                       (966,563)     1,095,761
Grains                         72,410         64,492
Interest Rates U.S.            74,788      1,352,098
Interest Rates Non-U.S       (319,263)       220,653
Livestock                      13,880        (19,700)
Metals                         73,688        941,009
Softs                         (36,877)       493,230
Indices                       119,703      1,044,531
                            -----------    -----------
Total                     $(1,308,478)   $ 5,811,975
                           ===========    ===========

4.       Financial Instrument Risk:

         The Partnership is party to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments, in the normal course of its

                   Smith Barney Diversified Futures Fund L.P.
                          Notes to Financial Statements
                               September 30, 2000
                                   (Unaudited)
                                   (Continued)

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

                   Smith Barney Diversified Futures Fund L.P.
                          Notes to Financial Statements
                               September 30, 2000
                                   (Unaudited)
                                   (Continued)

actual trading results with risk adjusted performance indicators and correlation statistics. In addition, on-line monitoring systems provide account analysis of futures, forwards and options positions by sector, margin requirements, gain and loss transactions and collateral positions.

         The notional or contractual amounts of these instruments, while not recorded in the financial statements, reflect the extent of the Partnership's involvement in these instruments. The majority of these instruments mature within one year of September 30, 2000. However, due to the nature of the Partnership's business, these instruments may not be held to maturity.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

         The Partnership does not engage in the sale of goods or services. Its only assets are its equity in its commodity futures trading account, consisting of cash, net unrealized appreciation (depreciation) on open futures and forward contracts, commodity options and interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership. While substantial losses could lead to a decrease in liquidity, no such losses occurred during the third quarter of 2000.

         The Partnership's capital consists of the capital contributions of the partners as increased or decreased by gains or losses on commodity futures trading, expenses, interest income, additions and redemptions of Units and distributions of profits, if any.

         For the nine months ended September 30, 2000, Partnership capital decreased 31.4% from $117,508,532 to $80,645,250. This decrease was attributable to the redemption of 18,029.3153 Units totaling $22,593,093 coupled with net loss from operations of $14,321,533 which was partially offset by additional sales of 40.3731 Units totaling $51,344. Additional Units offered represent a reduced brokerage fee to existing limited partners investing $1,000,000 or more. Future redemptions can impact the amount of funds available for investments in commodity contract positions in subsequent periods.

Results of Operations

         During the Partnership's third quarter of 2000, the net asset value per unit decreased 10.1% from $1,242.80 to $1,117.15 as compared to a decrease of 1.7% in the third of 1999. The Partnership experienced a net trading loss before brokerage commissions and related fees in the third quarter of 2000 of $8,686,134. Losses were primarily attributable to the trading of commodity contracts in currencies, U.S. and non-U.S. interest rates, livestock, softs and indices and were partially offset by gains in energy, grains and metals. The Partnership experienced a net trading loss before commissions and related fees in the third quarter of 1999 of $239,129. Losses were primarily attributable to the trading of commodity contracts in grains, livestock, indices, U.S. and non-U.S. interest rates, metals and were partially offset by gains in currencies, softs and energy.

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

         Interest income on 80% of the Partnership's daily equity maintained in cash was earned on the monthly average 30-day U.S. Treasury bill rate determined weekly by SSB based on the non-competitive yield on three month U.S. Treasury bills maturing in 30 days from the date in which such weekly rate is determined. Interest income for the three and nine months ended September 30, 2000 decreased by $137,061 and $258,110, respectively, as compared to the corresponding periods in 1999. The decrease in interest income is primarily due to the effect of redemptions on the Partnership's equity maintained in cash during the nine month period ended September 30, 2000.

         Brokerage commissions are calculated on the Partnership's net asset value as of the last day of each month and, therefore, vary according to trading performance and redemptions. Accordingly, they must be compared in relation to the fluctuations in monthly net asset values. Commissions and fees for the three and nine months ended September 30, 2000 decreased by $681,848 and $1,609,474, respectively, as compared to the corresponding periods in 1999.

         Management fees are calculated on the portion of the Partnership's net asset value allocated to each Advisor at the end of the month and, therefore, are affected by trading performance and redemptions. Management fees for the three and nine months ended September 30, 2000 decreased by $575,379 and $884,598, respectively, as compared to the corresponding periods in 1999.

         Incentive fees are based on the new trading profits generated by each Advisor at the end of the quarter, as defined in the advisory agreements between the Partnership, the General Partner and each Advisor. There were no incentive fees earned for the three and nine months ending September 30, 2000. Trading performance for the three and nine months ended September 30, 1999 resulted in incentive fees of $105,488 and $668,443, respectively.

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

         The following table indicates the trading Value at Risk associated with the Partnership's open positions by market category as of September 30, 2000. All open position trading risk exposures of the Partnership have been included in calculating the figures set forth below. As of September 30, 2000, the Partnership's total capitalization was approximately $80,645,250. There has been no material change in the trading Value at Risk information previously disclosed in the Form 10-K for the year ended December 31, 1999.

                               September 30, 2000
                                   (Unaudited)

                                                              Year to Date
                                             % of Total        High     Low
Market Sector                Value at Risk   Capitalization    Value at Risk
-------------------------------------------------------------------------------
Currencies:
 - Exchange Traded Contracts   $1,570,649       1.95%    $2,346,347   $  211,754
 - OTC Contracts                1,176,521       1.46%     3,722,194      998,265
Energy                          1,296,400       1.61%     5,401,200      684,400
Grains                             40,100       0.05%     1,183,900       25,650
Interest Rates U.S.               515,500       0.64%     2,104,984      197,900
Interest Rates Non-U.S          1,996,475       2.47%     6,211,403    1,114,191
Livestock                          30,400       0.04%       115,375       11,400
Metals                            460,450       0.57%     1,916,625      204,500
Softs                              98,400       0.12%     1,489,882       43,600
Indices                         1,480,073       1.83%     2,703,115      358,641
                               ----------   ----------
Total                          $8,664,968      10.74%
                               ==========   ==========

                            PART II OTHER INFORMATION

Item 1.  Legal Proceedings -

               For information concerning the matter entitled MKP Master Fund, LDC et al. v. Salomon Smith Barney Inc., see the description that appears in the ninth paragraph under the caption "Legal Proceedings" of the Annual Report on Form 10-K of the Partnership for the year ended December 31, 1999. In September 2000, the court denied plaintiffs' motion to dismiss SSB's counterclaims based on indemnification and contribution.


Item 2.   Changes in Securities and Use of Proceeds -

               Additional Units offered represent a reduced brokerage fee to existing limited partners who invest $1,000,000 or more. For the nine months ended September 30, 2000, there were additional sales of
          40.3731 Units totaling $51,344. For the nine months ended September 30, 1999, there were additional sales of 66.1740 Units totaling $91,544.

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

Date:      11/14/00


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:        Smith Barney Futures Management LLC
           (General Partner)


By:        /s/ David J. Vogel, President
           David J. Vogel, President


Date:      11/14/00


By:       /s/ Daniel A. Dantuono
          Daniel A. Dantuono
          Chief Financial Officer and
          Director

Date: 11/14/00