Form 10-Q
period 2001-03-31
SMITH BARNEY DIVERSIFIED FUTURES FUND LP
filed 2001-05-15
CIK 911503

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                 (X) QUARTERLY REPORT UNDER SECTION 13 or 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

               OR ( ) TRANSITION REPORT UNDER SECTION 13 or 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter ended March 31, 2001
                      --------------

Commission File Number 0-26132
                       -------

            SMITH BARNEY DIVERSIFIED FUTURES FUND L.P.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

      New York                                     13-3729162
--------------------------------------------------------------------------------
 (State or other jurisdiction of                (I.R.S. Employer
  incorporation or organization)                Identification No.)


                     c/o Smith Barney Futures Management LLC
                           388 Greenwich St. - 7th Fl.
                            New York, New York 10013
--------------------------------------------------------------------------------
              (Address and Zip Code of principal executive offices)


                          (212) 723-5424
-------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                 Yes   X    No
                                                     -----     ----

                   SMITH BARNEY DIVERSIFIED FUTURES FUND L.P.
                                    FORM 10-Q
                                      INDEX

                                                                    Page
                                                                   Number

PART I - Financial Information:

   Item 1.          Financial Statements:

                    Statement of Financial Condition
                    at March 31, 2001 and December 31,
                    2000 (unaudited).                                 3

                    Statement of Income and Expenses
                    and Partners' Capital for the three
                    months ended March 31, 2001 and
                    2000 (unaudited).                                 4

                    Notes to Financial Statements
                    (unaudited)                                     5 - 9

   Item 2.          Management's Discussion and
                    Analysis of Financial Condition
                    and Results of Operations                      10 - 11

   Item 3.          Quantitative and Qualitative
                    Disclosures of Market Risk                     12 - 13

PART II - Other Information                                          14

                                     PART I
                          ITEM 1. FINANCIAL STATEMENTS

                   SMITH BARNEY DIVERSIFIED FUTURES FUND L.P.
                        STATEMENT OF FINANCIAL CONDITION
                                   (Unaudited)


                                                        MARCH 31,   DECEMBER 31,
                                                          2001         2000
                                                     ------------   ------------
ASSETS:

Equity in commodity futures trading account:
  Cash                                                $76,554,717    $78,497,039
  Net unrealized appreciation
   on open futures positions                            4,556,883      4,215,703
  Commodity options owned, at fair
   value (cost  $181,250 and $0 in
   2001 and 2000, respectively)                           106,250           --
                                                      -----------    -----------
                                                       81,217,850     82,712,742
Interest receivable                                       252,286        312,122
                                                      -----------    -----------
                                                      $81,470,136    $83,024,864
                                                      ===========    ===========

LIABILITIES AND PARTNERS' CAPITAL:

Liabilities:
 Accrued expenses:
  Commissions                                         $   369,248    $   376,655
  Management fees                                         182,318        159,510
  Incentive fees                                          771,260        290,312
  Other                                                    75,537         75,740
 Redemptions payable                                    1,511,695      1,623,598
                                                      -----------    -----------
                                                        2,910,058      2,525,815
                                                      -----------    -----------
Partners' Capital:

General Partner, 2,048.9308 Unit
   equivalents outstanding in 2001 and 2000             2,529,508      2,487,300
Limited Partners, 61,585.6066 and
  64,262.8850 Units of Limited Partnership
  Interest outstanding in 2001 and 2000,
  respectively                                         76,030,570     78,011,749
                                                      -----------    -----------
                                                       78,560,078     80,499,049
                                                      -----------    -----------
                                                      $81,470,136    $83,024,864
                                                      ===========    ===========

See Notes to Financial Statements

                   SMITH BARNEY DIVERSIFIED FUTURES FUND L.P.
             STATEMENT OF INCOME AND EXPENSES AND PARTNERS' CAPITAL
                                   (UNAUDITED)



                                                           THREE MONTHS ENDED
                                                                MARCH 31,
                                                     -------------------------------
                                                          2001             2000
                                                     -------------     --------------
Income:
  Net gains (losses) on trading of commodity
   interests:
  Realized gains on closed positions                  $   2,876,167    $   2,606,295
  Change in unrealized gains (losses) on open
   positions                                                266,180       (1,880,349)
                                                      -------------    -------------
                                                          3,142,347          725,946
Less, brokerage commissions including clearing fees
  of $65,445 and $68,419, respectively                   (1,194,359)      (1,746,589)
                                                      -------------    -------------
  Net realized and unrealized gains (losses)              1,947,988       (1,020,643)
  Interest income                                           769,474        1,178,352
                                                      -------------    -------------
                                                          2,717,462          157,709
                                                      -------------    -------------


Expenses:
  Management fees                                           575,040          936,724
  Other expenses                                             29,631           29,349
  Incentive fees                                            836,800             --
                                                      -------------    -------------
                                                          1,441,471          966,073
                                                      -------------    -------------
  Net income (loss)                                       1,275,991         (808,364)
  Additions                                                   6,321           24,393
  Redemptions                                            (3,221,283)     (10,441,050)
                                                      -------------    -------------
  Net decrease in Partners' capital                      (1,938,971)     (11,225,021)
Partners' capital, beginning of period                   80,499,049      117,508,532
                                                      -------------    -------------
Partners' capital, end of period                      $  78,560,078    $ 106,283,511
                                                      -------------    -------------
Net asset value per Unit
  (63,634.5374 and 82,254.9103 Units outstanding
  at March 31, 2001 and 2000, respectively)           $    1,234.55    $    1,292.12
                                                      -------------    -------------
Net income (loss) per Unit of Limited Partnership
  Interest and General Partner Unit equivalent        $       20.60    $      (10.97)
                                                      -------------    -------------

See Notes to Financial Statements

                   Smith Barney Diversified Futures Fund L.P.
                          Notes to Financial Statements
                                 March 31, 2001
                                   (Unaudited)

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

     Smith Barney Futures Management LLC acts as the general partner (the "General Partner") of the Partnership. The Partnership's commodity broker is Salomon Smith Barney Inc. ("SSB"). SSB is an affiliate of the General Partner. The General Partner is wholly owned by Salomon Smith Barney Holdings Inc. ("SSBHI"), which is the sole owner of SSB. SSBHI is a wholly owned subsidiary of Citigroup Inc. As of March 31, 2001, all trading decisions are made for the Partnership by Campbell & Company, Inc., Willowbridge Associates, Inc., Stonebrook Capital Management, Inc., Winton Capital Management, Graham Capital Management L.P. and Dominion Capital Management, Inc. (collectively the
"Advisors"). Effective March 1, 2001, Bridgewater Associates, Inc. was terminated as an Advisor to the Partnership. Winton Capital Management and Graham Capital Management L.P. were added as Advisors on that same date.

     The accompanying financial statements are unaudited but, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Partnership's financial condition at March 31, 2001 and December 31, 2000 and the results of its operations for the three months ended March 31, 2001 and 2000. These financial statements present the results of interim period and do not include all disclosures normally provided in annual financial statements. You should read these financial statements together with the financial statements and notes included in the Partnership's annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2000.

     Due to the nature of commodity trading, the results of operations for the interim periods presented should not be considered indicative of the results that may be expected for the entire year.

                   Smith Barney Diversified Futures Fund L.P.
                          Notes to Financial Statements
                                 March 31, 2001
                                   (Unaudited)
                                   (Continued)

2.     Financial Highlights:

     Changes in net asset value per Unit for the three months ended March 31, 2001 and 2000 were as follows:



                                          THREE-MONTHS ENDED
                                              MARCH 31,
                                     -------------------------
                                         2001         2000
                                     -----------  -----------
Net realized and unrealized
 gains (losses)                      $   30.97     $ (13.43)
Interest income                          11.73        13.46
Expenses                                (22.10)      (11.00)
                                      ---------    ---------

Increase (decrease) for  period          20.60       (10.97)

Net Asset Value per Unit,
  beginning of period                 1,213.95     1,303.09
                                     ---------    ---------

Net Asset Value per Unit,
  end of period                     $ 1,234.55   $ 1,292.12
                                     =========    =========


Total return                               1.7%
                                           ---
Ratio of expenses, including
 brokerage commissions, to average
 net assets*                               2.6%
                                           ---
Ratio of net income to average
 net assets*                               1.2%
                                           ---

*  Annualized

                   Smith Barney Diversified Futures Fund L.P.
                          Notes to Financial Statements
                                 March 31, 2001
                                   (Unaudited)
                                   (Continued)


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

     All of the commodity interests owned by the Partnership are held for trading purposes. The average fair value during the three and twelve months ended March 31, 2001 and December 31, 2000, respectively, based on a monthly calculation, were $3,001,619 and $3,287,910, respectively. The fair value of these commodity interests, including options thereon, if applicable, at March 31, 2001 and December 31, 2000, was $4,663,133 and $4,215,703, respectively, as detailed below.




                                   Fair Value
                           -----------------------------
                             March 31,     December 31,
                               2001           2000
                          ------------    -------------
Currency:
 -  Exchange Traded$         1,267,448   $ 2,468,848
 -  OTC Contracts              628,247       (30,488)
Energy                        (18,914)       249,658
Grains                        721,063         70,445
Interest Rates U.S.           308,120        836,897
Interest Rates Non-U.S        295,891        405,108
Livestock                      88,129         42,390
Metals:
 - Exchange Traded            192,115          7,210
 - OTC Contracts              148,542       (12,525)
Softs                         570,330         45,386
Indices                       466,287        132,774
Lumber                         (4,125)          --
                           -----------    -----------
Total                     $ 4,663,133    $ 4,215,703
                          ===========     ===========

                   Smith Barney Diversified Futures Fund L.P.
                          Notes to Financial Statements
                                 March 31, 2001
                                   (Unaudited)
                                   (Continued)

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

     Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. Credit risk with respect to exchange traded instruments is reduced to the extent that an exchange or clearing organization acts as a counterparty to the transactions. The Partnership's risk of loss in the event of counterparty default is typically limited to the amounts recognized as unrealized appreciation (depreciation) in the statement of financial condition and not represented by the contract or notional amounts of the instruments. The Partnership has concentration risk because the sole counterparty or broker with respect to the Partnership's assets is SSB.

                   Smith Barney Diversified Futures Fund L.P.
                          Notes to Financial Statements
                                 March 31, 2001
                                   (Unaudited)
                                   (Continued)

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

     The notional or contractual amounts of these instruments, while not recorded in the financial statements, reflect the extent of the Partnership's involvement in these instruments. The majority of these instruments mature within one year of March 31, 2001. However, due to the nature of the Partnership's business, these instruments may not be held to maturity.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

     The Partnership does not engage in the sale of goods or services. Its only assets are its equity in its commodity futures trading account, consisting of cash, net unrealized appreciation (depreciation) on open futures and forward contracts, commodity options and interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership. While substantial losses could lead to a decrease in liquidity, no such losses occurred during the first quarter of 2001.

     The Partnership's capital consists of the capital contributions of the partners as increased or decreased by gains or losses on commodity futures trading, expenses, interest income, additions and redemptions of Units and distributions of profits, if any.

     For the three months ended March 31, 2001, Partnership capital decreased 2.4% from $80,499,049 to $78,560,078. This decrease was attributable to the redemption of 2,682.6090 Units totaling $3,221,283 which was partially offset by a net income from operations of $1,275,991 and additional sales of 5.3306 Units totaling $6,321. Additional Units offered represent a reduced brokerage fee to existing limited partners investing $1,000,000 or more. Future redemptions can impact the amount of funds available for investments in commodity contract positions in subsequent periods.

Results of Operations

     During the Partnership's first quarter of 2001, the net asset value per unit increased 1.7% from $1,213.95 to $1,234.55 as compared to a decrease of 0.8% in the first quarter of 2000. The Partnership experienced a net trading gain before brokerage commissions and related fees in the first quarter of 2001 of $3,142,347. Gains were primarily attributable to the trading of commodity contracts in currencies, grains, softs, metals, livestock, U.S. and non-U.S. interest rates and indices and were partially offset by losses in energy. The Partnership experienced a net trading gain before brokerage commissions and related fees in the first quarter of 2000 of $725,946. Gains were primarily attributable to the trading of commodity futures in energy and U.S. interest rates and were partially offset by losses in livestock, metals, currencies, non-U.S. interest rates, indices and softs

     Commodity futures markets are highly volatile. Broad price fluctuations and rapid inflation increase the risks involved in commodity trading, but also increase the possibility of profit. The profitability of the Partnership depends on the existence of major price trends and the ability of the Advisors to identify correctly those price trends. Price trends are influenced by, among other things, changing supply and demand relationships, weather, governmental, agricultural, commercial and trade programs and policies, national and international political and economic events and changes in interest rates. To the extent that market trends exist and the Advisors are able to identify them, the Partnership expects to increase capital through operations.

     Interest income on 80% of the Partnership's daily equity maintained in cash was earned on the monthly average 30-day U.S. Treasury bill rate determined weekly by SSB based on the non-competitive yield on three month U.S. Treasury bills maturing in 30 days from the date in which such weekly rate is determined. Interest income for the three months ended March 31, 2001 decreased by $408,878, as compared to the corresponding period in 2000. The decrease in interest income is primarily due to a decrease in interest rates and the effect of redemptions on the Partnership's equity maintained in cash during the three months ended March 31, 2001 as compared to 2000.

     Brokerage commissions are calculated on the Partnership's net asset value as of the last day of each month and, therefore, vary according to trading performance and redemptions. Accordingly, they must be compared in relation to the fluctuations in monthly net asset values. Commissions and fees for the three months ended March 31, 2001 decreased by $552,230, as compared to the corresponding period in 2000.

     Management fees are calculated on the portion of the Partnership's net asset value allocated to each Advisor at the end of the month and, therefore, are affected by trading performance and redemptions. Management fees for the three months ended March 31, 2001 decreased by $361,684, as compared to the corresponding period in 2000 primarily due to a decrease in the management fee rate in the fourth quarter of 2000.

     Incentive fees are based on the new trading profits generated by each Advisor at the end of the quarter, as defined in the advisory agreements between the Partnership, the General Partner and each Advisor. Trading performance for the three months ended March 31, 2001 resulted in an incentive fee of $836,800. There were no incentive fees earned for the three months ending March 31, 2000.

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

     The following able indicates the trading Value at Risk associated with the Partnership's open positions by market category as of March 31, 2001. All open position trading risk exposures of the Partnership have been included in calculating the figures set forth below. As of March 31, 2001, the Partnership's total capitalization was approximately $78,560,078. There has been no material change in the trading Value at Risk information previously disclosed in the Form 10-K for the year ended December 31, 2000.

                                 March 31, 2001
                                   (Unaudited)

                                                               Year to Date
                                             % of Total       High         Low
Market Sector               Value at Risk  Capitalization      Value at Risk
--------------------------------------------------------------------------------

Currencies:
 - Exchange Traded Contracts   $1,322,256      1.68%$    1,322,256   $  865,895
 - OTC Contracts                1,828,788      2.33%     1,828,788       53,800

Energy                            788,500      1.00%     1,069,000      247,200
Grains                            433,822      0.55%       433,822        9,200
Interest Rates U.S.               645,263      0.82%     1,006,131      402,200
Interest Rates Non-U.S          2,175,922      2.77%     3,422,440      946,099
Livestock                         118,318      0.15%       155,700        3,600
Metals:
 - Exchange Traded Contracts      331,600      0.42%       331,600       63,000
 - OTC Contracts                  452,825      0.58%       452,825       24,450
Softs                             436,296      0.56%       436,296       28,700
Indices                         1,286,557      1.64%     2,253,832      611,865
Lumber                              2,850        - %         9,500        2,850
                               ----------     -----
Total                          $9,822,997     12.50%
                               ===========    ======

                            PART II OTHER INFORMATION

Item 1.  Legal Proceedings - None

Item 2.   Changes in Securities and Use of Proceeds -

          Additional Units offered represent a reduced brokerage fee to existing limited partners who invest $1,000,000 or more. For the three months ended March 31, 2001, there were additional sales of 5.3306 Units totaling $6,321. For the three months ended March 31, 2000, there were additional sales of 18.4910 Units totaling $24,393.

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

SMITH BARNEY DIVERSIFIED FUTURES FUND L.P.


By:        Smith Barney Futures Management LLC
           (General Partner)


By:        /s/ David J. Vogel, President
           -------------------------------
           David J. Vogel, President

Date:      5/11/01
           --------


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:        Smith Barney Futures Management LLC
           (General Partner)


By:        /s/ David J. Vogel, President
           -------------------------------
           David J. Vogel, President


Date:      5/11/01
           --------


By:       /s/ Daniel R. McAuliffe, Jr.
          -------------------------------------
          Daniel R. McAuliffe, Jr.
          Chief Financial Officer and
          Director

Date: 5/11/01