Form 10-Q
period 2001-06-30
SMITH BARNEY DIVERSIFIED FUTURES FUND LP
filed 2001-08-14
CIK 911503

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                 (X) QUARTERLY REPORT UNDER SECTION 13 or 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

               OR ( ) TRANSITION REPORT UNDER SECTION 13 or 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter ended June 30, 2001
                      -------------

Commission File Number 0-26132
                       -------

                   SMITH BARNEY DIVERSIFIED FUTURES FUND L.P.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

      New York                                13-3729162
-------------------------------------------------------------------------------
(State or other jurisdiction of            (I.R.S. Employer
 incorporation or organization)            Identification No.)


                     c/o Smith Barney Futures Management LLC
                           388 Greenwich St. - 7th Fl.
                            New York, New York 10013
--------------------------------------------------------------------------------
              (Address and Zip Code of principal executive offices)


                          (212) 723-5424
------------------------------------------------------------------
              (Registrant's telephone number, including area code)


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

                                                                Page
                                                                Number

PART I - Financial Information:

Item 1.     Financial Statements:

            Statement of Financial Condition
            at June 30, 2001 and December 31,
            2000 (unaudited).                                     3

            Statement of Income and Expenses
            and Partners' Capital for the three
            and six months ended June 30, 2001
            and 2000 (unaudited).                                 4

            Notes to Financial Statements
            unaudited)                                          5 - 9

Item 2.     Management's Discussion and
            Analysis of Financial Condition
            and Results of Operations                          10 - 11

Item 3.     Quantitative and Qualitative
            Disclosures of Market Risk                         12 - 13

PART II - Other Information                                      14

                                     PART I
                          ITEM 1. FINANCIAL STATEMENTS

                   SMITH BARNEY DIVERSIFIED FUTURES FUND L.P.
                        STATEMENT OF FINANCIAL CONDITION
                                   (Unaudited)

                                                       JUNE 30,      CEMBER 31,
                                                         2001           2000
                                                     -----------     ----------
ASSETS:

Equity in commodity futures trading account:
  Cash                                                $68,884,259    $78,497,039
  Net unrealized appreciation
   on open futures positions                            2,155,672      4,215,703
                                                      -----------    -----------

                                                       71,039,931     82,712,742
Interest receivable                                       154,527        312,122
                                                      -----------    -----------

                                                      $71,194,458    $83,024,864
                                                      ===========    ===========


LIABILITIES AND PARTNERS' CAPITAL:

Liabilities:
 Accrued expenses:
  Commissions                                         $   310,561    $   376,655
  Management fees                                         158,177        159,510
  Incentive fees                                             --          290,312
  Other                                                    54,908         75,740
 Redemptions payable                                    1,000,507      1,623,598
                                                      -----------    -----------

                                                        1,524,153      2,525,815
                                                      -----------    -----------


Partners' Capital:

General Partner, 2,048.9308 Unit
   equivalents outstanding in 2001 and 2000             2,351,169      2,487,300
Limited Partners, 58,665.6375 and
  64,262.8850 Units of Limited Partnership
  Interest outstanding in 2001 and 2000,
  respectively                                         67,319,136     78,011,749
                                                      -----------    -----------

                                                       69,670,305     80,499,049
                                                      -----------    -----------

                                                      $71,194,458    $83,024,864
                                                      ===========    ===========


See Notes to Financial Statements.
                                        3

                   SMITH BARNEY DIVERSIFIED FUTURES FUND L.P.
             STATEMENT OF INCOME AND EXPENSES AND PARTNERS' CAPITAL
                                   (UNAUDITED)


                                                                     THREE MONTHS ENDED               SIX MONTHS ENDED
                                                                          JUNE 30,                        JUNE 30,
                                                           --------------------------------    --------------------------------
                                                                  2001                2000          2001               2000
                                                           ----------------   -------------    --------------   ----------------
Income:
  Net gains (losses) on trading of commodity
   interests:
  Realized gains (losses) on closed positions                $  (2,469,504)   $    (103,580)   $     406,663    $   2,502,715
  Change in unrealized losses on open
   positions                                                    (2,326,211)      (2,645,550)      (2,060,031)      (4,525,899)
                                                             -------------    -------------    -------------    -------------

                                                                (4,795,715)      (2,749,130)      (1,653,368)      (2,023,184)
Less, brokerage commissions including clearing fees
  of $86,445, $64,234, $151,890 and $132,653, respectively      (1,156,825)      (1,500,055)      (2,351,184)      (3,246,644)
                                                             -------------    -------------    -------------    -------------


  Net realized and unrealized losses                            (5,952,540)      (4,249,185)      (4,004,552)      (5,269,828)
  Interest income                                                  529,023        1,064,213        1,298,497        2,242,565
                                                             -------------    -------------    -------------    -------------

                                                                (5,423,517)      (3,184,972)      (2,706,055)      (3,027,263)

                                                             -------------    -------------    -------------    -------------


Expenses:
  Management fees                                                  495,151          831,408        1,070,191        1,768,132
  Other expenses                                                    30,879           20,018           60,510           49,367
  Incentive fees                                                  (459,929)            --            376,871             --
                                                             -------------    -------------    -------------    -------------


                                                                    66,101          851,426        1,507,572        1,817,499

                                                             -------------    -------------    -------------    -------------


  Net loss                                                      (5,489,618)      (4,036,398)      (4,213,627)      (4,844,762)

  Additions                                                          6,526           13,814           12,847           38,207
  Redemptions                                                   (3,406,681)      (6,323,490)      (6,627,964)     (16,764,540)
                                                             -------------    -------------    -------------    -------------


  Net decrease in Partners' capital                             (8,889,773)     (10,346,074)     (10,828,744)     (21,571,095)

Partners' capital, beginning of period                          78,560,078      106,283,511       80,499,049      117,508,532
                                                             -------------    -------------    -------------    -------------


Partners' capital, end of period                             $  69,670,305    $  95,937,437    $  69,670,305    $  95,937,437
                                                             =============    =============    =============    =============


Net asset value per Unit
  (60,714.5683 and 77,194.6054 Units outstanding
  at June 30, 2001 and 2000, respectively)                   $    1,147.51    $    1,242.80    $    1,147.51    $    1,242.80
                                                             =============    =============    =============    -------------



Net loss per Unit of Limited Partnership
  Interest and General Partner Unit equivalent               $      (87.04)   $      (49.32)   $      (66.44)   $      (60.29)
                                                             =============    =============    =============    =============



See Notes to Financial Statements
                                        4

                   Smith Barney Diversified Futures Fund L.P.
                          Notes to Financial Statements
                                  June 30, 2001
                                   (Unaudited)

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

     Smith Barney Futures Management LLC acts as the general partner (the "General Partner") of the Partnership. The Partnership's commodity broker is Salomon Smith Barney Inc. ("SSB"). SSB is an affiliate of the General Partner. The General Partner is wholly owned by Salomon Smith Barney Holdings Inc. ("SSBHI"), which is the sole owner of SSB. SSBHI is a wholly owned subsidiary of Citigroup Inc. As of June 30, 2001, all trading decisions are made for the
Partnership by Campbell & Company, Inc., Willowbridge Associates, Inc., Stonebrook Capital Management, Inc., Winton Capital Management, Graham Capital Management L.P. and Dominion Capital Management, Inc. (collectively the "Advisors").

     The accompanying financial statements are unaudited but, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Partnership's financial condition at June 30, 2001 and December 31, 2000 and the results of its operations for the three and six months ended June 30, 2001 and 2000. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. You should read these financial statements together with the financial statements and notes included in the Partnership's annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2000.

     Due to the nature of commodity trading, the results of operations for the interim periods presented should not be considered indicative of the results that may be expected for the entire year.

                   Smith Barney Diversified Futures Fund L.P.
                          Notes to Financial Statements
                                   (continued)

2.       Financial Highlights:

         Changes in net asset value per Unit for the three and six months ended June 30, 2001 and 2000 were as follows:

                                             THREE-MONTHS ENDED         SIX-MONTHS ENDED
                                                 JUNE 30,                     JUNE   30,
                                         ------------------------     ---------------------
                                             2001           2000        2001         2000
                                         -------------  ----------     --------   ----------
Net realized and unrealized
  losses                             $     (94.34) $     (51.96) $     (63.37) $     (65.39)
Interest income                              8.43         13.19         20.16         26.65
Expenses                                    (1.13)       (10.55)       (23.23)       (21.55)
                                         ---------     ---------     ---------     ---------

Decrease for period                        (87.04)       (49.32)       (66.44)       (60.29)

Net Asset Value per Unit,
 beginning of period                     1,234.55      1,292.12      1,213.95      1,303.09
                                         ---------     ---------     ---------     ---------

Net Asset Value per Unit
 end of period                       $   1,147.51  $   1,242.80  $   1,147.51  $   1,242.80
                                        =========     =========     =========     =========

Total Return                                (7.1)%                     (5.5)%

Ratio of expenses, including
 brokerage commissions, to average
 net assets            *                     6.7%                      10.3%

Ratio of net loss to average
 net assets            *                   (30.0)%                    (11.3)%

*  Annualized

                   Smith Barney Diversified Futures Fund L.P.
                          Notes to Financial Statements
                                  June 30, 2001
                                   (Unaudited)
                                   (Continued)


3.  Trading Activities:

     The Partnership was formed for the purpose of trading contracts in a variety of commodity interests, including derivative financial instruments and derivative commodity instruments. The results of the Partnership's trading activity are shown in the statement of income and expenses and partners' capital.

     The  Customer   Agreement   between  the  Partnership  and  SSB  gives  the
Partnership the legal right to net unrealized gains and losses.

     All of the commodity interests owned by the Partnership are held for trading purposes. The average fair value during the six and twelve months ended June 30, 2001 and December 31, 2000, respectively, based on a monthly calculation, were $2,669,439 and $3,287,910, respectively. The fair value of these commodity interests, including options thereon, if applicable, at June 30, 2001 and December 31, 2000, was $2,155,672 and $4,215,703, respectively, as detailed below.


                                        Fair Value
                                ----------------------------
                                June 30,        December 31,
                                  2001             2000
                              -----------     ------------
Currency:
- Exchange Traded              $  176,163    $ 2,468,848
- OTC Contracts                   286,479        (30,488)
Energy                          1,126,390        249,658
Grains                            211,898         70,445
Interest Rates U.S.              (161,753)       836,897
Interest Rates Non-U.S            198,713        405,108
Livestock                          89,528         42,390
Metals:
- Exchange Traded Contracts        15,937          7,210
- OTC Contracts                    70,500        (12,525)
Softs                             147,340         45,386
Indices                            (7,206)       132,774
Lumber                              1,683           --
                              -----------    -----------
Total                         $ 2,155,672    $ 4,215,703
                              ===========    ===========

                   Smith Barney Diversified Futures Fund L.P.
                          Notes to Financial Statements
                                  June 30, 2001
                                   (Unaudited)
                                   (Continued)

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

                   Smith Barney Diversified Futures Fund L.P.
                          Notes to Financial Statements
                                  June 30, 2001
                                   (Unaudited)
                                   (Continued)

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

     The notional or contractual amounts of these instruments, while not recorded in the financial statements, reflect the extent of the Partnership's involvement in these instruments. The majority of these instruments mature within one year of June 30, 2001. However, due to the nature of the Partnership's business, these instruments may not be held to maturity.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

     The Partnership does not engage in the sale of goods or services. Its only assets are its equity in its commodity futures trading account, consisting of cash, net unrealized appreciation (depreciation) on open futures and forward contracts, commodity options and interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership. While substantial losses could lead to a decrease in liquidity, no such losses occurred during the second quarter of 2001.

     The Partnership's capital consists of the capital contributions of the partners as increased or decreased by gains or losses on commodity futures trading, expenses, interest income, additions and redemptions of Units and distributions of profits, if any.

     For the six months ended June 30, 2001, Partnership capital decreased 13.5% from $80,499,049 to $69,670,305. This decrease was attributable to the redemption of 5,608.0534 Units totaling $6,627,964 coupled with net loss from operations of $4,213,627 which was partially offset by additional sales of
10.8059 Units totaling $12,847. Persons investing $1,000,000 or more will pay a reduced brokerage fee, receiving the differential in the form of additional Units. Future redemptions can impact the amount of funds available for investments in commodity contract positions in subsequent periods.

Results of Operations

     During the Partnership's second quarter of 2001, the net asset value per unit decreased 7.1% from $1,234.55 to $1,147.51 as compared to a decrease of 3.8% in the second quarter of 2000. The Partnership experienced a net trading loss before brokerage commissions and related fees in the second quarter of 2001 of $4,795,715. Losses were primarily attributable to the trading of commodity contracts in currencies, softs, metals, livestock, U.S. and non-U.S. interest rates and indices and were partially offset by gains in energy and grains. The Partnership experienced a net trading loss before brokerage commissions and related fees in the second quarter of 2000 of $2,749,130. Losses were primarily attributable to the trading of commodity futures in indices, currencies, grains, livestock, metals, U.S. and non-U.S. interest rates and were partially offset by gains in energy and softs.

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

     Interest income on 80% of the Partnership's daily equity maintained in cash was earned on the monthly average 30-day U.S. Treasury bill rate determined weekly by SSB based on the non-competitive yield on three month U.S. Treasury bills maturing 30 days from the date in which such weekly rate is determined. Interest income for the three and six months ended June 30, 2001 decreased by $535,190 and $944,068, respectively, as compared to the corresponding periods in 2000. The decrease in interest income is primarily due to a decrease in interest rates and the effect of redemptions on the Partnership's equity maintained in cash during the three and six months ended June 30, 2001 as compared to 2000.

     Brokerage commissions are calculated on the Partnership's net asset value as of the last day of each month and, therefore, vary according to trading performance and redemptions. Accordingly, they must be compared in relation to the fluctuations in monthly net asset values. Commissions and fees for the three and six months ended June 30, 2001 decreased by $343,230 and $895,460, as compared to the corresponding periods in 2000.

     Management fees are calculated on the portion of the Partnership's net asset value allocated to each Advisor at the end of the month and, therefore, are affected by trading performance and redemptions. Management fees for the three and six months ended June 30, 2001 decreased by $336,257 and $697,941, respectively, as compared to the corresponding periods in 2000.

     Incentive fees are based on the new trading profits generated by each Advisor at the end of the quarter, as defined in the advisory agreements between the Partnership, the General Partner and each Advisor. Trading performance for the three and six months ended June 30, 2001 resulted in an incentive fee of $(459,929) and $376,871, respectively. There were no incentive fees earned for the three and six months ending June 30, 2000.

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

     The following table indicates the trading Value at Risk associated with the Partnership's open positions by market category as of June 30, 2001. All open position trading risk exposures of the Partnership have been included in calculating the figures set forth below. As of June 30, 2001, the Partnership's total capitalization was approximately $69,670,305. There has been no material change in the trading Value at Risk information previously disclosed in the Form 10-K for the year ended December 31, 2000.

                                  June 30, 2001
                                   (Unaudited)

                                                                Year to Date
                                               % of Total     High       Low
Market Sector               Value at Risk   Capitalization    Value at Risk
--------------------------------------------------------------------------------
Currencies:
 - Exchange Traded Contracts   $  798,278       1.15%    $2,016,783   $  798,278
 - OTC Contracts                1,232,739       1.78%     1,828,788       53,800
Energy                          1,372,750       1.97%     1,372,750      247,200
Grains                            348,096       0.50%       683,174        9,200
Interest Rates U.S.               292,800       0.42%     1,006,131      292,800
Interest Rates Non-U.S          1,546,328       2.22%     1,546,328      946,099
Livestock                         224,020       0.32%       243,220        3,600
Metals:
 - Exchange Traded Contracts      280,700       0.40%       426,200       63,000
 - OTC Contracts                  354,400       0.50%       452,825       24,450
Softs                             370,860       0.53%       438,420       28,700
Indices                         1,268,622       1.82%     2,253,832      611,865
Lumber                              1,300         - %        17,600          950
                               ----------   ----------
Total                          $8,090,893      11.61%
                               ==========   ==========

                            PART II OTHER INFORMATION

Item 1.  Legal Proceedings - None

Item 2.   Changes in Securities and Use of Proceeds -

          Additional Units offered represent a reduced brokerage fee to existing limited partners who invest $1,000,000 or more. For the six months ended June 30, 2001, there were additional sales of 10.8059 Units totaling $12,847. For the six months ended June 30, 2000, there were additional sales of 29.4128 Units totaling $38,207.

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

Date:      8/13/01
           --------


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


Date:      8/13/01
           --------


By:       /s/ Daniel R. McAuliffe, Jr.
          -------------------------------------
          Daniel R. McAuliffe, Jr.
          Chief Financial Officer and
          Director

Date: 8/13/01