Form 10-Q
period 2001-09-30
SMITH BARNEY DIVERSIFIED FUTURES FUND LP
filed 2001-11-13
CIK 911503

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                 (X) QUARTERLY REPORT UNDER SECTION 13 or 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

               OR ( ) TRANSITION REPORT UNDER SECTION 13 or 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter ended September 30, 2001
                      ------------------

Commission File Number 0-26132
                       -------

                   SMITH BARNEY DIVERSIFIED FUTURES FUND L.P.
-------------------------------------------------------------------------------
           (Exact name of registrant as specified in its charter)

      New York                                        13-3729162
-------------------------------------------------------------------------------
(State or other jurisdiction of                   (I.R.S. Employer
 incorporation or organization)                    Identification No.)


                     c/o Smith Barney Futures Management LLC
                           388 Greenwich St. - 7th Fl.
                            New York, New York 10013
-------------------------------------------------------------------------------
              (Address and Zip Code of principal executive offices)


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

                 Statement of Financial Condition
                 at September 30, 2001 and December 31,
                 2000 (unaudited).                                   3

                 Statement of Income and Expenses and Partners'
                 Capital for the three and nine months ended
                 September 30, 2001
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

                                     PART I
                          ITEM 1. FINANCIAL STATEMENTS

                   SMITH BARNEY DIVERSIFIED FUTURES FUND L.P.
                        STATEMENT OF FINANCIAL CONDITION
                                   (Unaudited)

                                               SEPTEMBER 30,  DECEMBER 31,
                                                    2001          2000
                                               -----------   -------------

ASSETS:

Equity in commodity futures trading account:
  Cash                                         $68,221,593   $78,497,039
  Net unrealized appreciation
   on open positions                             6,204,663     4,215,703
  Commodity options owned, at value
   (cost $855,183)                                 310,197           -

                                               -----------   -----------
                                                74,736,453    82,712,742
Interest receivable                                140,611       312,122
                                               -----------   -----------

                                               $74,877,064   $83,024,864
                                               ===========   ===========


LIABILITIES AND PARTNERS' CAPITAL:

Liabilities:
Commodity options written, at value
  (premium $57,800)                            $        68         $ -
 Accrued expenses:
  Commissions                                      329,349       376,655
  Management fees                                  164,009       159,510
  Incentive fees                                   349,291       290,312
  Other                                             64,882        75,740
 Redemptions payable                               726,259     1,623,598
                                               -----------   -----------

                                                 1,633,858     2,525,815
                                               -----------   -----------


Partners' Capital:

General Partner, 2,048.9308 Unit
  equivalents outstanding in 2001 and 2000       2,536,351     2,487,300
Limited Partners, 57,118.6436 and
  64,262.8850 Units of Limited Partnership
  Interest outstanding in 2001 and 2000,
  respectively                                  70,706,855    78,011,749
                                               -----------   -----------

                                                73,243,206    80,499,049
                                               -----------   -----------

                                               $74,877,064   $83,024,864
                                               ===========   ===========


See Notes to Financial Statements.
                                             3

                   SMITH BARNEY DIVERSIFIED FUTURES FUND L.P.
             STATEMENT OF INCOME AND EXPENSES AND PARTNERS' CAPITAL
                                   (UNAUDITED)



                                                              THREE MONTHS ENDED             NINE MONTHS ENDED
                                                                SEPTEMBER 30,                   SEPTEMBER 30,
                                                      ------------------------------    -----------------------------
                                                          2001               2000             2001           2000
                                                     -------------     -------------    -------------     -----------
Income:
  Net gains (losses) on trading of commodity
   interests:
  Realized gains (losses) on closed positions         $   3,448,874    $  (6,755,576)   $   3,855,537    $  (4,252,861)
  Change in unrealized gains (losses) on open
   positions                                              3,561,737       (1,930,558)       1,501,706       (6,456,457)
                                                      -------------    -------------    -------------    -------------

                                                          7,010,611       (8,686,134)       5,357,243      (10,709,318)
Less, brokerage commissions including clearing fees
 of $107,916, $74,785, $259,806 and
$207,438, respectively                                   (1,182,750)      (1,329,705)      (3,533,934)      (4,576,349)
                                                      -------------    -------------    -------------    -------------

  Net realized and unrealized gains (losses)              5,827,861      (10,015,839)       1,823,309      (15,285,667)
  Interest income                                           463,355        1,058,961        1,761,852        3,301,526
                                                      -------------    -------------    -------------    -------------

                                                          6,291,216       (8,956,878)       3,585,161      (11,984,141)
                                                      -------------    -------------    -------------    -------------

Expenses:
  Management fees                                           486,993          509,092        1,557,184        2,277,224
  Other expenses                                             33,533           10,801           94,042           60,168
  Incentive fees                                            349,291              -            726,162              -
                                                      -------------    -------------    -------------    -------------

                                                            869,817          519,893        2,377,388        2,337,392
                                                      -------------    -------------    -------------    -------------

  Net income (loss)                                       5,421,399       (9,476,771)       1,207,773      (14,321,533)
  Additions                                                   6,337           13,137           19,183           51,344
  Redemptions                                            (1,854,835)      (5,828,553)      (8,482,799)     (22,593,093)
                                                      -------------    -------------    -------------    -------------

  Net increase (decrease) in Partners' capital            3,572,901      (15,292,187)      (7,255,843)     (36,863,282)
Partners' capital, beginning of period                   69,670,305       95,937,437       80,499,049      117,508,532
                                                      -------------    -------------    -------------    -------------

Partners' capital, end of period                      $  73,243,206    $  80,645,250    $  73,243,206    $  80,645,250
                                                      -------------    -------------    -------------    -------------

Net asset value per Unit
  (59,167.5744 and 72,188.1997 Units outstanding
  at September 30, 2001 and 2000, respectively)       $    1,237.89    $    1,117.15    $    1,237.89    $    1,117.15
                                                      -------------    -------------    -------------    -------------

Net income (loss) per Unit of Limited Partnership
  Interest and General Partner Unit equivalent        $       90.38    $     (125.65)   $       23.94    $     (185.94)
                                                      -------------    -------------    -------------    -------------



See Notes to Financial Statements

                   Smith Barney Diversified Futures Fund L.P.
                          Notes to Financial Statements
                               September 30, 2001
                                   (Unaudited)

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

     Smith Barney Futures Management LLC acts as the general partner (the "General Partner") of the Partnership. The Partnership's commodity broker is Salomon Smith Barney Inc. ("SSB"). SSB is an affiliate of the General Partner. The General Partner is wholly owned by Salomon Smith Barney Holdings Inc. ("SSBHI"), which is the sole owner of SSB. SSBHI is a wholly owned subsidiary of Citigroup Inc. As of September 30, 2001, all trading decisions are made for the Partnership by Campbell & Company, Inc., Willowbridge Associates, Inc., Stonebrook Capital Management, Inc., Winton Capital Management, Graham Capital Management L.P. and Dominion Capital Management, Inc. (collectively the "Advisors").

     The accompanying financial statements are unaudited but, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Partnership's financial condition at September 30, 2001 and December 31, 2000 and the results of its operations for the three and nine months ended September 30, 2001 and 2000. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. You should read these financial statements together with the financial statements and notes included in the Partnership's annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2000.

     Due to the nature of commodity trading, the results of operations for the interim periods presented should not be considered indicative of the results that may be expected for the entire year.

                   Smith Barney Diversified Futures Fund L.P.
                          Notes to Financial Statements
                               September 30, 2001
                                   (continued)
                                   (Unaudited)

2.       Financial Highlights:

         Changes in net asset value per Unit for the three and nine months ended September 30, 2001 and 2000 were as follows:


                                             THREE-MONTHS ENDED         NINE-MONTHS ENDED
                                                SEPTEMBER 30              SEPTEMBER 30,
                                        ------------------------    -------------------------
                                           2001          2000         2001          2000
                                        ------------------------    -------------------------

Net realized and unrealized
  gains(losses)                           $ 97.17     $ (132.80)      $ 33.80     $ (198.19)
Interest income                              7.68         14.06         27.84         40.71
Expenses                                   (14.47)        (6.91)       (37.70)       (28.46)
                                         ---------     ---------     ---------     ---------

Increase(decrease) for period               90.38       (125.65)        23.94       (185.94)

Net Asset Value per Unit,
 beginning of period                     1,147.51      1,242.80      1,213.95      1,303.09
                                        ---------     ---------     ---------     ---------

Net Asset Value per Unit,
 end of period                         $ 1,237.89    $ 1,117.15    $ 1,237.89    $ 1,117.15
                                        =========     =========     =========     =========

Total Return                                 7.9%                        2.0%

Ratio of expenses, including
 brokerage commissions, to average
 net assets*                                11.5%                       10.7%

Ratio of net income to average
 net assets*                                30.4%                        2.2%

*  Annualized

                   Smith Barney Diversified Futures Fund L.P.
                          Notes to Financial Statements
                               September 30, 2001
                                   (Unaudited)
                                   (Continued)


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

     All of the commodity interests owned by the Partnership are held for trading purposes. The average fair value during the nine and twelve months ended September 30, 2001 and December 31, 2000, respectively, based on a monthly calculation, were $3,456,900 and $3,287,910, respectively. The fair value of these commodity interests, including options thereon, if applicable, at September 30, 2001 and December 31, 2000, were $6,514,792 and $4,215,703, respectively, as detailed below.

                                     Fair Value
                           September 30,    December 31,
                               2001             2000
                          -------------  ------------
Currency:
-  Exchange Trade$            518,709   $ 2,468,848
-  OTC Contracts            1,337,410       (30,488)
Energy                        137,967       249,658
Grains                        160,992        70,445
Interest Rates U.S.         1,849,863       836,897
Interest Rates Non-U.S      1,362,987       405,108
Livestock                     246,077        42,390
Metals:
-  Exchange Trade              78,776         7,210
-  OTC Contracts              450,579       (12,525)
Softs                         302,023        45,386
Indices                        54,141       132,774
Lumber                         15,268           -
                          -----------   -----------
Total                     $ 6,514,792   $ 4,215,703
                          ===========   ===========

                   Smith Barney Diversified Futures Fund L.P.
                          Notes to Financial Statements
                               September 30, 2001
                                   (Unaudited)
                                   (Continued)

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

                   Smith Barney Diversified Futures Fund L.P.
                          Notes to Financial Statements
                               September 30, 2001
                                   (Unaudited)
                                   (Continued)

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

     The notional or contractual amounts of these instruments, while not recorded in the financial statements, reflect the extent of the Partnership's involvement in these instruments. The majority of these instruments mature within one year of September 30, 2001. However, due to the nature of the Partnership's business, these instruments may not be held to maturity.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
Liquidity and Capital Resources

     The Partnership does not engage in the sale of goods or services. Its only assets are its equity in its commodity futures trading account, consisting of cash, net unrealized appreciation (depreciation) on open futures and forward contracts, commodity options and interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership. While substantial losses could lead to a decrease in liquidity, no such losses occurred during the third quarter of 2001.

     The Partnership's capital consists of the capital contributions of the partners as increased or decreased by gains or losses on commodity futures trading, expenses, interest income, additions and redemptions of Units and distributions of profits, if any.

     For the nine months ended September 30, 2001, Partnership capital decreased 9.0% from $80,499,049 to $73,243,206. This decrease was attributable to the redemption of $7,160.5112 Units totaling $8,482,799 which was partially offset by net income from operations of $1,207,773 coupled with additional sales of
16.2698 Units totaling $19,183. Persons investing $1,000,000 or more will pay a reduced brokerage fee, receiving the differential in the form of additional Units. Future redemptions can impact the amount of funds available for investments in commodity contract positions in subsequent periods.

Results of Operations

     During the Partnership's third quarter of 2001, the net asset value per unit increased 7.9% from $1,147.51 to $1,237.89 as compared to a decrease of 10.1% in the third quarter of 2000. The Partnership experienced a net trading gain before brokerage commissions and related fees in the third quarter of 2001 of $7,010,611. Gains were primarily attributable to the trading of commodity contracts in currencies, softs, metals, U.S. and non-U.S. interest rates and indices and were partially offset by losses in energy, livestock and grains. The Partnership experienced a net trading loss before brokerage commissions and related fees in the third quarter of 2000 of $8,686,134. Losses were primarily attributable to the trading of commodity futures in currencies, indices, softs, livestock, U.S. and non-U.S. interest rates and were partially offset by gains in metals, energy and grains.

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

     Interest income on 80% of the Partnership's daily equity maintained in cash was earned on the monthly average 30-day U.S. Treasury bill rate determined weekly by SSB based on the non-competitive yield on three month U.S. Treasury bills maturing 30 days from the date in which such weekly rate is determined. Interest income for the three and nine months ended September 30, 2001 decreased by $595,606 and $1,539,674, respectively, as compared to the corresponding periods in 2000. The decrease in interest income is primarily due to a decrease in interest rates and the effect of redemptions on the Partnership's equity maintained in cash during the three and nine months ended September 30, 2001 as compared to 2000.

     Brokerage commissions are calculated on the Partnership's net asset value as of the last day of each month and, therefore, vary according to trading performance and redemptions. Accordingly, they must be compared in relation to the fluctuations in monthly net asset values. Commissions and fees for the three and nine months ended September 30, 2001 decreased by $146,955 and $1,042,415, as compared to the corresponding periods in 2000.

     Management fees are calculated on the portion of the Partnership's net asset value allocated to each Advisor at the end of the month and, therefore, are affected by trading performance and redemptions. Management fees for the three and nine months ended September 30, 2001 decreased by $22,099 and $720,040, respectively, as compared to the corresponding periods in 2000.

     Incentive fees are based on the new trading profits generated by each Advisor at the end of the quarter, as defined in the advisory agreements between the Partnership, the General Partner and each Advisor. Trading performance for the three and nine months ended September 30, 2001 resulted in incentive fees of $349,291 and $726,162, respectively. There were no incentive fees earned for the three and nine months ending September 30, 2000.

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

     Market movements result in frequent changes in the fair value of the Partnership's open positions and, consequently, in its earnings and cash flow. The Partnership's market risk is influenced by a wide variety of factors, including the level and volatility of interest rates, exchange rates, equity price levels, the value of financial instruments and contracts, the diversification effects among the Partnership's open positions and the liquidity of the markets in which it trades.

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

     The following table indicates the trading Value at Risk associated with the Partnership's open positions by market category as of September 30, 2001. All open position trading risk exposures of the Partnership have been included in calculating the figures set forth below. As of September 30, 2001, the Partnership's total capitalization was approximately $73,243,206. There has been no material change in the trading Value at Risk information previously disclosed in the Form 10-K for the year ended December 31, 2000.


                               September 30, 2001
                                   (Unaudited)

                                                               Year to Date
                                             % of Total      High        Low
Market Sector                Value at Risk Capitalization      Value at Risk
--------------------------------------------------------------------------------
Currencies:
 - Exchange Traded Contracts   $  853,937       1.17%    $2,016,783   $  683,915
 - OTC Contracts                1,019,292       1.39%     1,828,788       53,800
Energy                            828,500       1.13%     1,815,000      247,200
Grains                            286,746       0.39%       683,174        9,200
Interest Rates U.S.             1,121,720       1.53%     1,522,884      179,810
Interest Rates Non-U.S          2,593,395       3.54%     3,166,171      946,099
Livestock                         119,733       0.16%       243,220        3,600
Metals:
 - Exchange Traded Contracts      355,400       0.49%       426,200       63,000
 - OTC Contracts                  445,000       0.61%       504,650       24,450
Softs                             346,551       0.47%       438,420       28,700
Indices                         1,127,566       1.54%     2,779,410      227,165
Lumber                              5,200       0.01%        17,600          950
                              ----------      ------
Total                          $9,103,040      12.43%
                               ==========     ======

                            PART II OTHER INFORMATION

Item 1.  Legal Proceedings - None

Item 2.   Changes in Securities and Use of Proceeds -

               Additional Units offered represent a reduced brokerage fee to existing limited partners who invest $1,000,000 or more. For the three and nine months ended September 30, 2001, there were additional sales of 5.4639 and 16.2698 Units totaling $6,328 and $19,183, respectively. For the three and nine months ended September 30, 2000, there were additional sales of 10.9601 and
               40.3731 Units totaling $13,137 and $51,344, respectively.

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

Date:      11/8/01
           --------


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


Date:      11/8/01
           --------


By:       /s/ Daniel R. McAuliffe, Jr.
          -------------------------------------
          Daniel R. McAuliffe, Jr.
          Chief Financial Officer and
          Director

Date: 11/8/01

15