Form 10-K
period 2001-12-31
SMITH BARNEY DIVERSIFIED FUTURES FUND LP
filed 2002-03-27
CIK 911503

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                  Annual Report Pursuant to Section 13 or 15(d)

                     of the Securities Exchange Act of 1934

                      For the year ended December 31, 2001

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

                     c/o Smith Barney Futures Management LLC
                           388 Greenwich St. - 7th Fl.
                            New York, New York 10013
  ---------------------------------------------------------------------------
              (Address and Zip Code of principal executive offices)

                                 (212) 723-5424
---------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K [X]

As of February 28, 2002, Limited Partnership Units with an aggregate value of $58,713,138 were outstanding and held by non-affiliates.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

                                     PART I

Item 1. Business.


     (a) General development of business. Smith Barney Diversified Futures Fund L.P. ("Partnership") is a limited partnership organized under the partnership laws of the State of New York, on August 13, 1993 to engage in speculative trading of a diversified portfolio of commodity interests, including futures contracts, options and forwards. The commodity interests that are traded by the Partnership are volatile and involve a high degree of market risk. The Partnership commenced trading operations on January 12, 1994. A total of 150,000 Units of Limited Partnership Interest in the Partnership ("Units") were offered to the public. A Registration Statement on Form S-1 relating to the public offering became effective on October 29, 1993. Between October 29, 1993 and January 11, 1994, 75,615 Units were sold to the public at $1,000 per Unit. Proceeds of the offering were held in an escrow account and were transferred, along with the general partner's contribution of $781,000 to the Partnership's trading account on January 12, 1994 when the Partnership commenced trading. An additional 150,000 Units were registered on a Registration Statement on Form S-1 effective February 17, 1994. Sales of additional Units and additional general partner contributions and redemptions of Units for the year ended December 31, 2001 are reported in the Statement of Partners' Capital on page F-6 under "Item
8. Financial Statements and Supplementary Data."

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

     As of December 31, 2001, all commodity trading decisions are made for the Partnership by Campbell & Company, Inc. ("Campbell"), Willowbridge Associates,

Inc. ("Willowbridge"), Winton Capital Management ("Winton"), Graham Capital Management L.P. ("Graham"), Dominion Capital Management Inc. ("Dominion") and Stonebrook Structured Products, LLC ("Stonebrook") (collectively, the "Advisors"). None of the Advisors is affiliated with one another, the General Partner or SSB. The Advisors are not responsible for the organization or operation of the Partnership. Bridgewater Associates Inc.("Bridgewater") was terminated as Advisors to the Partnership on March 1, 2001.

     Pursuant  to  the  terms  of the  Management  Agreements  (the  "Management
Agreements"), the Partnership pays Campbell, Dominion, Winton, Graham and Willowbridge a monthly management fee equal to 1/6 of 1% (2% per year) of Net Assets allocated to the Advisor as of the end of each month. For the period January 1, 2000 through February 29, 2000, Stonebrook was paid a monthly management fee equal to 1/16 of 1% (0.75% per year) of a fixed notional account size of $75,000,000. Effective March 1, 2000, Stonebrook receives a monthly management fee equal to 1/20 of 1% (0.60% per year) of a fixed notional account size determined on a monthly basis by the General Partner. In addition, the Partnership is obligated to pay each Advisor, except Stonebrook, 20% of the New Trading Profits, as defined in the Management Agreements, earned by each Advisor to the Partnership in each calendar quarter. Stonebrook does not receive an incentive fee. For the period January 1, 2000 through June 30, 2000, the Partnership was obligated to pay John W. Henry & Company, Inc. a monthly management fee equal to 1/3 of 1% (4% per year) and an incentive fee payable quarterly equal to 15% of the New Trading Profits, as defined in the Management Agreement.

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

     (b) Financial information about industry segments. The Partnership's business consists of only one segment, speculative trading of commodity interests. The Partnership does not engage in sales of goods or services. The Partnership's net income (loss) from operations for the years ended December 31, 2001, 2000, 1999, 1998 and 1997 is set forth under "Item 6. Selected Financial Data". The Partnership capital as of December 31, 2001 was $66,368,741.

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

Item 3.  Legal Proceedings.

     This section describes the major pending legal proceedings, other than ordinary routine litigation incidental to the business, to which Salomon Smith Barney Holdings Inc. ("SSBH") or its subsidiaries is a party or to which any of their property is subject. There are no material legal proceedings pending against the Partnership or the General Partner.

     Salomon Smith Barney Inc. ("SSB") is a New York corporation with its principal place of business at 388 Greenwich St., New York, New York 10013. SSB is registered as a broker-dealer and futures commission merchant ("FCM"), and provides futures brokerage and clearing services for institutional and retail participants in the futures markets. SSB and its affiliates also provide investment banking and other financial services for clients worldwide.

     There have been no administrative, civil or criminal actions pending, on appeal or concluded against SSB or any of its individual principals within the past five years that management believes may have a material impact on SSB's ability to act as an FCM. In the ordinary course of its business, SSB is a party to various claims and regulatory inquiries. Proceedings deemed to be material for purposes of Commodity Futures Trading Commission ("CFTC") disclosure requirements are:

     In September 1992, Harris Trust and Savings Bank (as trustee for Ameritech Pension Trust ("APT"), Ameritech Corporation, and an officer of Ameritech filed suit against Salomon Brothers Inc. ("SBI") and Salomon Brothers Realty Corporation ("SBRC") in the U.S. District Court for the Northern District of Illinois (Harris Trust Savings Bank, not individually but solely as trustee for the Ameritech Pension Trust, Ameritech Corporation and John A. Edwardson v. Salomon Brothers Inc and Salomon Brothers Realty Corp.). The second amended complaint alleges that three purchases by APT from defendants of participation interests in net cash flow or resale proceeds of three portfolios of motels owned by Motels of America, Inc. ("MOA"), as well as a fourth purchase by APT of a similar participation interest in a portfolio of motels owned by Best Inns, Inc. ("Best"), violated the Employee Retirement Income Security Act ("ERISA"), and that APT's purchase of the participation interests in the third MOA portfolio and in the Best portfolio violated the Racketeer Influenced and Corrupt Organization Act ("RICO") and the Illinois Consumer Fraud and Deceptive Practices Act ("Consumer Fraud Act"), and constituted fraud, negligent misrepresentation, breach of contract and unjust enrichment. SBI had acquired the participation interests when it purchased principal mortgage notes issued by MOA and Best to finance purchases of motel portfolios; 95% of three of those interests and 100% of the fourth were sold to APT for a total of approximately $20.9 million. Plaintiffs' second amended complaint seeks judgment (a) on the ERISA claims for the approximately $20.9 million purchase price, for rescission and for disgorgement of profits, as well as other relief, and (b) on the RICO and state law claims in the amount of $12.3 million, with damages trebled to $37 million on the RICO claims and punitive damages in excess of $37 million on certain of the state law claims as well as other relief. Following motions by defendants, the court dismissed the RICO, Consumer Fraud Act, fraud, negligent misrepresentation, breach of contract, and unjust enrichment claims. The court also found that defendants were not ERISA fiduciaries and dismissed two of the three claims based on that allegation. Defendants moved for summary judgment on plaintiffs' only remaining claim, which alleged an ERISA violation. The motion was denied, and defendants appealed to the U.S. Court of Appeals for the Seventh Circuit. In July 1999, the U. S. Court of Appeals for the Seventh Circuit reversed the denial of defendants' motion for summary judgment and dismissed the sole remaining ERISA claim against the Company. Plaintiffs filed a petition for certiorari with the U. S. Supreme Court seeking review of the decision of the Court of Appeals, which was granted in January 2000. After hearing oral argument, on June 12, 2000, the U.S. Supreme Court reversed the U.S. Court of Appeals for the Seventh Circuit's judgment, which had overturned the denial of defendants' motion for summary judgment and dismissed the sole remaining ERISA claim against the Company, and remanded the matter to the circuit court for further proceedings. Subsequently, the circuit court remanded the matter to the U.S. District Court for the Northern District of Illinois for further proceedings.

     Both the Department of Labor and the Internal Revenue Service ("IRS") have advised SBI that they were or are reviewing the underlying transactions. With respect to the IRS, SSBH, SBI and SBRC have consented to extensions of time for the assessment of excise taxes that may be claimed with respect to the transactions for the years 1987, 1988 and 1989. In August 1996, the IRS sent SSBH, SBI and SBRC what appeared to be draft "30-day letters" with respect to the transactions and SSBH, SBI and SBRC were given an opportunity to comment on whether the IRS should issue 30-day letters, which would actually commence the assessment process. In October 1996, SSBH, SBI and SBRC submitted a memorandum setting forth reasons why the IRS should not issue such 30-day letters. Since that time, the IRS has not issued such 30-day letters to SSBH, SBI or SBRC.

     In December 1996, a complaint seeking unspecified monetary damages was filed by Orange County, California against numerous brokerage firms, including SSB, in the U.S. Bankruptcy Court for the Central District of California. (County of Orange et al v. Bear Stearns & Co. Inc. et al.) The complaint alleged, among other things, that the brokerage firms recommended and sold unsuitable securities to Orange Count. SSB and the remaining brokerage firms settled with Orange County in mid 1999.

     In June 1998, complaints were filed in the U.S. district Court for the Eastern District of Louisiana in two actions (Board of Liquidations, City Debt of the City of New Orleans v. Smith Barney Inc, et ano. and The City of New Orleans v. Smith Barney Inc. et ano.), in which the City of New Orleans seeks a determination that Smith Barney Inc. and another underwriter will be responsible for any damages that the City may incur in the event the IRS denies tax exempt status to the City's General Obligation Refunding Bonds Series 1991. The complaints were subsequently amended. SSB has asked the court to dismiss the amended complaints. The Court denied the motion but stayed the case. Subsequently, the city withdrew the lawsuit.

     In November 1998, a class action complaint was filed in the United States District Court for the Middle District of Florida (Dwight Brock as Clerk for

Collier County v. Merrill Lynch, et al.). The Complaint alleged that, pursuant to a nationwide conspiracy, 17 broker-dealer defendants, including SSB, Charged excessive mark-ups in connection with advanced refunding transactions. Among other relief, plaintiffs sought compensatory and punitive damages, restitution and/or rescission of the transactions and disgorgement of alleged excessive profits. In October 1999, the plaintiff filed a second amended complaint. SSB has asked the court to dismiss the amended complaint. In November 1999, SSB moved to dismiss the amended complaint. In May 2001, the parties reached, and the court preliminarily approved, a tentative settlement. In September 2001, the court approved the settlement.

     In connection with the Louisiana and Florida matters, the IRS and SEC have been conducting and industry-wide investigation into the pricing of Treasury securities in advanced refunding transactions, In April 2000 SSB and several other broker-dealers entered into a settlement with the IRS and the SEC.

     In December 1998, SSB was one of twenty-eight market making firms that reached a settlement with the SEC in the matter titled In the Matter of Certain Market Making Activities on NASDAQ. As part of the settlement of that matter, SSB, without admitting or denying the factual allegation, agreed to an order that required that it: (i) cease and desist from committing or causing any violations of Sections 15(c)(1) and (2) of the Securities Exchange Act of 1934 and Rules 15cl -2, 15c2-7 and 17a-3 thereunder, (ii) pay penalties totaling approximately $760,000, and (iii) submit certain policies and procedures to an independent consultant for review.

     In March 1999, a complaint seeking in excess of $250 million was filed by a hedge fund and its investment advisor against SSB in the Supreme Court of the State of New York, County of New York (MKP Master Fund, LDC et al. v. Salomon Smith Barney Inc.). Plaintiffs allege that while acting as their prime broker SSB breached its contracts with plaintiffs, converted plaintiffs' monies and engaged in tortious conduct, including breaching its fiduciary duties. In October 1999, the court dismissed plaintiffs' tort claims, including the breach of fiduciary duty claims, but allowed the breach of contract and conversion claims to stand. In December 1999, SSB filed an answer and asserted counterclaims against the investment advisor. In response to plaintiffs' motion to strike the counterclaims, in January 2000, SSB amended its counterclaims against the investment advisor to seek indemnification and contribution. Plaintiffs moved to strike SSB's amended counterclaims in February 2000. In September 2000, the court denied plaintiffs' motion to dismiss SSB's counterclaims based on indemnification and contribution. Discovery is ongoing.

     SSBH and various subsidiaries have also been named as defendants in various matters incident to and typical of the businesses in which they are engaged. These include numerous civil actions, arbitration proceedings and other matters in which SSBH's broker-dealer subsidiaries have been named, arising in the normal course of business out of activities as a broker and dealer in securities, as an underwriter of securities, as an investment banker or otherwise. In the opinion of SSBH's management, none of these actions is expected to have a material adverse effect on the results of operations, consolidated financial condition or liquidity of SSBH and its subsidiaries.

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

               (b)  Holders.   The   number  of  holders  of  Units  of  Limited
                    Partnership Interest as of December 31, 2001 was 3,676.

               (b) Distribution. The Partnership did not declare a distribution in 2001 or 2000.

               (c) Use of Proceeds: For the twelve months ended December 31, 2001, there were additional sales of 20.7023 Units totaling $24,751. For the twelve months ended December 31, 2000, there were additional sales of 49.4149 Units totaling $61,337. For the twelve months ended December 31, 1999, there were additional sales of 88.1293 Units totaling $120,344.

                    Proceeds from the sale of additional Units are used in the trading of commodity interests including futures contracts, options and forward contracts.

Item 6. Selected Financial Data. Realized and unrealized trading gains (losses), interest income, net income (loss) and increase (decrease) in Net Asset Value per Unit for the years ended December 31, 2001, 2000, 1999, 1998 and 1997 and total assets at December 31, 2001, 2000, 1999, 1998 and 1997 were as follows:

                                        2001               2000           1999             1998             1997
                                    -------------   -------------    -------------     ------------     ------------
Realized and unrealized trading
 gains(losses) net of brokerage
 commissions and clearing fees
 of $4,686,916, $5,795,482,
 $7,950,768, $8,540,127, and
 $9,893,999,
 respectively                      $  (2,355,466)   $  (8,911,325)   $  (8,806,023)   $  11,635,004   $   5,083,043


Interest income                        2,044,447        4,241,957        4,687,547        5,203,988       6,331,875
                                   -------------    -------------    -------------    -------------   -------------

                                   $    (311,019)   $  (4,669,368)   $  (4,118,476)   $  16,838,992   $  11,414,918
                                   =============    =============    =============    =============   =============
Net income (loss)                  $  (3,195,464)   $  (7,766,838)   $  (9,063,470)   $   9,913,148   $   5,525,809
                                   =============    =============    =============    =============   =============

Increase (decrease) in Net
 Asset Value per Unit              $      (52.73)   $      (89.14)   $      (94.66)   $       99.32   $       48.07
                                   =============    =============    =============    =============   =============

Total assets                       $  67,123,600    $  83,024,864    $ 120,563,424    $ 146,464,780   $ 154,556,541
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

     No forecast can be made as to the level of redemptions in any given period. A limited partner may cause all of his Units to be redeemed by the Partnership at the Net Asset Value thereof as of the last day of each month on ten days' written notice to the General Partner. No fee will be charged for redemptions. For the year ended December 31, 2001, 9,178.3060 Units were redeemed totaling $10,959,595. For the year ended December 31, 2000, 23,914.7410 Units were redeemed totaling $29,303,982. For the year ended December 31, 1999, 12,865.1295 Units were redeemed totaling $17,452,603.

     The Partnership ceased to offer Units effective April 1, 1996. Additional sales of 20.7023 Units totaling $24,751 for the year ending December 31, 2001 and 49.4149 Units totaling $61,337 for the year ending December 31, 2000 and
88.1293 Units totaling $120,344 for the year ending December 31, 1999, represent additional Units offered as the differential between the ordinary brokerage fee and the reduced brokerage fee to existing limited partners investing $1,000,000 or more.

         (c) Results of Operations.

     For the year ended December 31, 2001, the Net Asset Value per Unit decreased 4.3% from $1,213.95 to $1,161.22. For the year ended December 31, 2000, the Net Asset Value per Unit decreased 6.8% from $1,303.09 to $1,213.95. For the year ended December 31, 1999, the Net Asset Value per Unit decreased 6.8% from $1,397.75 to $1,303.09.

     The  Partnership   experienced  net  trading  gains  of  $2,331,450  before
commissions and expenses in 2001. Gains were primarily attributable to the trading of commodity futures in U.S. and non- U.S. interest rates, indices and grains and were partially offset by losses recognized in the trading of energy, livestock, softs and metals.

     The Partnership experienced net trading losses of $3,115,843 before commissions and expenses for the year ended December 31, 2000. Losses were primarily attributable to the trading in currencies, U.S. and non-U.S. interest rates, grains, livestock, indices, metals and softs and were partially offset by gains recognized in the trading of energy products.

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

The Partnership's Trading Value at Risk in Different Market Sectors

     The following table indicates the trading Value at Risk associated with the Partnership's open positions by market category as of December 31, 2001. All open position trading risk exposures of the Partnership have been included in calculating the figures set forth below. As of December 31, 2001, the Partnership's total capitalization was approximately $66,368,741.




                                December 31, 2001

                                                                    Year to  Date
                                                 % of Total         High              Low
Market Sector                  Value at Risk    Capitalization   Value at Risk   Value at Risk
-----------------------------------------------------------------------------------------------
Currencies
-Exchange Traded Contracts     $1,438,612       2.17%           $2,016,783    $  683,915
-OTC Contracts                  1,444,918       2.18%            1,828,788        53,800
Energy                          1,413,300       2.13%            2,065,852       247,200
Grains                            313,294       0.47%              683,174         9,200
Interest rates U.S.               191,325       0.29%            1,522,884       146,035
Interest rates Non-U.S.           725,240       1.09%            3,638,563       669,473
Livestock                          77,824       0.12%              243,220         3,600
Metals
 - Exchange Traded Contracts      264,800       0.40%              426,200        63,000
 - OTC Contracts                  103,400       0.16%              504,650        24.450
Softs                             223,514       0.33%              438,420        28,700
Indices                         1,508,367       2.27%            2,779,410       227,165
Lumber                              3,900       0.01%               20,200           950
                             ------------      ------
Total                         $ 7,708,494      11.62%
                             ============      ======

As  of  December  31,  2000,  the   Partnership's   total   capitalization   was
approximately $80,499,049.



                                December 31, 2000

                                                                    Year to  Date
                                                % of Total          High             Low
Market Sector                  Value at Risk    Capitalization   Value at Risk   Value at Risk
-----------------------------------------------------------------------------------------------
Currencies
-Exchange Traded Contracts     $1,036,320        1.29%           $2,346,347     $  211,754
-OTC Contracts                    534,174        0.66%            3,722,194        534,174
Energy                            794,200        0.99%            5,401,200        562,400
Grains                             79,900        0.10%            1,183,900         17,150
Interest rates U.S.               745,550        0.93%            2,104,984        197,900
Interest rates Non-U.S.         2,209,842        2.74%            6,211,403      1,114,191
Livestock                          38,980        0.05%              115,375          9,600
Metals (Exchange Traded and
 OTC Contracts)                   188,650        0.23%            1,916,625        188,650
Softs                              64,500        0.08%            1,489,882         16,500
Indices                         1,594,597        1.98%            2,703,115        358,641
                               ----------       ------
Total                          $7,286,713        9.05%
                               ==========       ======

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

Qualitative Disclosures Regarding Primary Trading Risk Exposures

     The following qualitative disclosures regarding the Partnership's market risk exposures - except for (i) those disclosures that are statements of historical fact and (ii) the descriptions of how the Partnership manages its primary market risk exposures - constitute forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. The Partnership's primary market risk exposures as well as the strategies used and to be used by the General Partner and the Advisors for managing such exposures are subject to numerous uncertainties, contingencies and risks, any one of which could cause the actual results of the Partnership's risk controls to differ materially from the objectives of such strategies. Government interventions, defaults and expropriations, illiquid markets, the emergence of dominant fundamental factors, political upheavals, changes in historical price relationships, an influx of new market participants, increased regulation and many other factors could result in material losses as well as in material changes to the risk exposures and the management strategies of the Partnership. There can be no assurance that the Partnership's current market exposure and/or risk management strategies will not change materially or that any such strategies will be effective in either the short- or long- term. Investors must be prepared to lose all or substantially all of their investment in the Partnership

     The following were the primary trading risk exposures of the Partnership as of December 31, 2001, by market sector.

     Interest Rates. Interest rate movements directly affect the price of the futures positions held by the Partnership and indirectly the value of its stock index and currency positions. Interest rate movements in one country as well as relative interest rate movements between countries materially impact the Partnership's profitability. The Partnership's primary interest rate exposure is to interest rate fluctuations in the United States and the other G-7 countries. However, the Partnership also takes futures positions on the government debt of smaller nations -- e.g., Australia. The General Partner anticipates that G-7 interest rates will remain the primary market exposure of the Partnership for the foreseeable future.

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

     Stock Indices. The Partnership's primary equity exposure is to equity price risk in the G-7 countries. The stock index futures traded by the Partnership are by law limited to futures on broadly based indices. As of December 31, 2001, the Partnership's primary exposures were in the S&P500, NASDAQ and Nikkei (Japan) stock indices. The Partnership is primarily exposed to the risk of adverse price trends or static markets in the major U.S., European and Japanese indices. (Static markets would not cause major market changes but would make it difficult for the Partnership to avoid being "whipsawed" into numerous small losses.)

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

     Softs. The Partnership's primary commodities exposure is to agricultural price movements which are often directly affected by severe or unexpected weather conditions. Cocoa, corn, soybean meal and soybeans accounted for the substantial bulk of the Partnership's commodity exposure as of December 31, 2001.

     Energy. The Partnership's primary energy market exposure is to gas and oil price movements, often resulting from political developments in the Middle East. Oil prices can be volatile and substantial profits and losses have been and are expected to continue to be experienced in this market.

Qualitative Disclosures Regarding Non-Trading Risk Exposure

     The following were the only non-trading risk exposures of the Partnership as of December 31, 2001.

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

Item 8.    Financial Statements and Supplementary Data.





                   SMITH BARNEY DIVERSIFIED FUTURES FUND L.P.
                          INDEX TO FINANCIAL STATEMENTS


                                                       Page
                                                     Number

    Oath of Affirmation                               F-2

    Report of Independent Accountants.                F-3

    Financial Statements:
    Statement of Financial Condition at
    December 31, 2001 and 2000.                       F-4

    Condensed Schedule of Investments at
    December 31, 2001                                 F-5

    Statement of Income and Expenses
    for the years ended December 31, 2001
    2000 and 1999.                                    F-6

    Statement of Partners' Capital for
    the years ended December 31, 2001,
    2000 and 1999.                                    F-7

    Notes to Financial Statements.                 F-8 - F-12

                          To The Limited Partners of
                                  Smith Barney
                          Diversified Futures Fund L.P.

To the best of the knowledge and belief of the undersigned, the information contained herein is accurate and complete.






By:    Daniel R. McAuliffe, Jr.
       Chief Financial Officer and Director
       Smith Barney Futures Management LLC
       General Partner, Smith Barney
       Diversified Futures Fund L.P.


       Smith Barney Futures Management LLC
       388 Greenwich Street
       7th Floor
       New York, N.Y.  10013
       212-723-5424

                        Report of Independent Accountants

To the Partners of
   Smith Barney Diversified Futures Fund L.P.:

In our opinion, the accompanying statement of financial condition, including the condensed schedule of investments, and the related statements of income and expenses and of partners' capital present fairly, in all material respects, the financial position of Smith Barney Diversified Futures Fund L.P. at December 31, 2001 and 2000, and the results of its operations for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the management of the General Partner; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these financial statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by the management of the General Partner, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.


PricewaterhouseCoopers LLP
New York, New York
February 28, 2002

                                  Smith Barney
                          Diversified Futures Fund L.P.
                        Statement of Financial Condition
                           December 31, 2001 and 2000


                                                                                       2001                  2000
Assets:
Equity in commodity futures trading account:
   Cash (Note 3c)                                                                  $63,493,595           $78,497,039
   Net unrealized appreciation on open positions                                     2,703,661             4,215,703
   Commodity options owned, at fair value (cost $1,752,250 and $0
     in 2001 and 2000, respectively)                                                   849,250                    --
                                                                                 -------------           -----------
                                                                                    67,046,506            82,712,742
  Interest receivable                                                                   77,094               312,122
                                                                                 -------------           -----------
                                                                                   $67,123,600           $83,024,864
                                                                                 =============           ===========


Liabilities and Partners' Capital:
Liabilities:
  Accrued expenses:
   Commissions                                                                        $308,245              $376,655
   Management fees                                                                     153,342               159,510
   Incentive fees                                                                            -               290,312
   Professional fees                                                                    63,828                69,352
   Other                                                                                11,854                 6,388
  Redemptions payable (Note 5)                                                         217,590             1,623,598
                                                                                 -------------         -------------
                                                                                       754,859             2,525,815
                                                                                 -------------         -------------
Partners' capital (Notes 1, 5 and 6):
  General Partner, 2,048.9308 Unit equivalents outstanding
    in 2001 and 2000                                                                 2,379,259             2,487,300
  Limited Partners, 55,105.2813 and 64,262.8850 Units of Limited
    Partnership Interest outstanding in 2001 and 2000, respectively                 63,989,482            78,011,749
                                                                                 -------------         -------------
                                                                                    66,368,741            80,499,049
                                                                                 -------------         -------------
                                                                                   $67,123,600           $83,024,864
                                                                                 ============            ===========




See notes to financial statements.

                   Smith Barney Diversified Futures Fund L.P.
                        Condensed Schedule of Investments
                                December 31, 2001

Sector                                             Contract                                                      Fair Value

Energy                                             Futures contracts purchased - (0.06)%                         $  (40,499)
                                                   Futures contracts sold - (0.19)%                                (126,734)
                                                                                                                 ----------
     Total Energy - (0.25)%                                                                                        (167,233)
                                                                                                                 ----------

Grains                                             Futures contracts purchased - (0.01)%                             (4,000)
                                                   Futures contracts sold - 0.42%                                   280,846
                                                                                                                 ----------
     Total Grains - 0.41%                                                                                           276,846
                                                                                                                 ----------

Interest Rates U.S.                                Futures contracts purchased - 0.07%                               48,625
                                                   Futures contracts sold - 0.03%                                    14,496
                                                                                                                 ----------
     Total Interest Rates U.S. - 0.10%                                                                               63,121
                                                                                                                 ----------

Interest Rates Non-U.S.                            Futures contracts purchased - (0.19)%                           (129,572)
                                                   Futures contracts sold - 0.29%                                   194,860
                                                                                                                 ----------
     Total Interest Rates Non-U.S. - 0.10%                                                                           65,288
                                                                                                                 ----------

Livestock                                          Futures contracts purchased - 0.06%                               42,050
                                                   Futures contracts sold - (0.08)%                                 (57,934)
                                                                                                                 ----------
     Total Livestock - (0.02)%                                                                                      (15,884)
                                                                                                                 ----------

Metals                                             Futures contracts purchased -  0.12%                              82,041
                                                   Futures contracts sold - (0.55)%                                (365,357)
                                                                                                                 ----------
     Total Metals - (0.43)%                                                                                        (283,316)
                                                                                                                 ----------

Currencies                                         Exchange contracts purchased - 0.75%                             501,553
                                                   Exchange contracts sold - 1.38%                                  914,350
                                                                                                                 ----------
                                                     Total Exchange - 2.13%                                       1,415,903

                                                   Over the counter contracts purchased - 0.20%                     132,886
                                                   Over the counter contracts sold - 1.47%                          974,655
                                                                                                                 ----------
                                                     Total Over the counter - 1.67%                               1,107,541
                                                                                                                 ----------
     Total Currencies - 3.80%                                                                                     2,523,444
                                                                                                                 ----------

Softs                                              Futures contracts purchased - 0.19%                              125,707
                                                   Futures contracts sold - (0.02)%                                 (14,192)
                                                                                                                 ----------
     Total Softs - 0.17%                                                                                            111,515
                                                                                                                 ----------

Indices                                            Futures contracts purchased - 0.21%                              140,713
                                                   Futures contracts sold - (0.01)%                                  (5,850)
                                                                                                                 ----------
     Total Indices - 0.20%                                                                                          134,863
                                                                                                                 ----------

Total Lumber - (0.01)%                             Futures contracts sold - (0.01)%                                  (4,983)
                                                                                                                 ----------

Total Fair Value on Future and Forwards - 4.07%                                                                   2,703,661
                                                                                                                 ----------

Total Currencies - 1.28%                           Commodity options owned - 1.28%                                  849,250
                                                                                                                 ----------

Total Investments - 5.35%                                                                                        $3,552,911
                                                                                                                  =========

                                        Investments         % of Investments
           Country Composition         at Fair Value          at Fair Value
           --------------------        -------------          -------------
           Australia                 $     18,429                0.52%
           Canada                          22,325                0.63%
           France                          24,533                0.69%
           Germany                        144,855                4.08%
           Hong Kong                        3,976                0.11%
           Italy                            1,696                0.05%
           Japan                          (73,301)              (2.06)%
           Spain                           (5,828)              (0.16)%
           United Kingdom                (432,138)             (12.16)%
           United States                3,848,364              108.32%
                                        ----------             -------
                                       $3,552,911              100.00%
                                        =========              ======

Percentages are based on Partners' capital unless otherwise indicated See notes to financial statements.

                                  Smith Barney
                          Diversified Futures Fund L.P.
                        Statement of Income and Expenses
                               for the years ended
                        December 31, 2001, 2000 and 1999



                                                                 2001                  2000                 1999
Income:
  Net gains (losses) on trading of commodity interests:
   Realized gains (losses) on closed positions               $4,746,492           $(2,183,567)           $3,152,375
   Change in unrealized losses on open positions             (2,415,042)             (932,276)           (4,007,630)
                                                           ------------          ------------          ------------
                                                              2,331,450            (3,115,843)             (855,255)
  Less, Brokerage commissions including clearing fees
   of $343,071, $267,538 and $237,946, respectively
   (Note 3c)                                                 (4,686,916)           (5,795,482)           (7,950,768)
                                                           ------------          ------------          ------------
  Net realized and unrealized losses                         (2,355,466)           (8,911,325)           (8,806,023)
  Interest income                                             2,044,447             4,241,957             4,687,547
                                                           ------------          ------------          ------------
                                                               (311,019)           (4,669,368)           (4,118,476)
                                                           ------------          ------------          ------------
Expenses:
  Management fees (Note 3b)                                   2,042,475             2,741,877             4,128,925
  Incentive fees (Note 3b)                                      726,162               290,312               668,443
  Professional fees                                              79,297                27,264               123,075
  Other expenses                                                 36,511                38,017                24,551
                                                           ------------          ------------          ------------
                                                              2,884,445             3,097,470             4,944,994
                                                           ------------          ------------          ------------
Net loss                                                    $(3,195,464)          $(7,766,838)          $(9,063,470)
                                                            ===========             =========             =========
Net loss per Unit of Limited Partnership Interest and
  General Partner Unit equivalent (Notes 1 and 6)               $(52.73)              $(89.14)             $(94.66)
                                                                 ======                 =====                =====



See notes to financial statements.

                                  Smith Barney
                          Diversified Futures Fund L.P.
                         Statement of Partners' Capital
                               for the years ended
                        December 31, 2001, 2000 and 1999

                                                         Limited            General
                                                        Partners            Partner             Total

Partners' capital at December 31, 1998                  $141,040,368        $2,863,893       $143,904,261
Net loss                                                  (8,869,518)         (193,952)        (9,063,470)
Sale of 88.1293 Units of Limited
  Partnership Interest                                       120,344                --            120,344
Redemption of 12,865.1295 Units of
  Limited Partnership Interest                           (17,452,603)               --        (17,452,603)
                                                    ----------------    --------------     --------------
Partners' capital at December 31, 1999                   114,838,591         2,669,941        117,508,532
Net loss                                                  (7,584,197)         (182,641)        (7,766,838)
Sale of 49.4149 Units of Limited
  Partnership Interest                                        61,337                --             61,337
Redemption of 23,914.7410 Units of
  Limited Partnership Interest                           (29,303,982)               --        (29,303,982)
                                                    ----------------    --------------     --------------
Partners' capital at December 31, 2000                    78,011,749         2,487,300         80,499,049
Net loss                                                  (3,087,423)         (108,041)        (3,195,464)
Sale of 20.7023 Units of Limited
  Partnership Interest                                        24,751                --             24,751
Redemption of 9,178.3060 Units of
  Limited Partnership Interest                           (10,959,595)               --        (10,959,595)
                                                    ----------------    --------------     --------------
Partners' capital at December 31, 2001                   $63,989,482        $2,379,259        $66,368,741
                                                    ----------------    --------------     --------------




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

  d. The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

3.  Agreements:

  a. Limited Partnership Agreement:

     The Limited Partnership Agreement provides that the General Partner shall manage the business of the Partnership and may make all trading decisions for the Partnership.

  b. Management Agreements:

     The General Partner has entered into Management Agreements with Campbell & Co., Inc. ("Campbell"), Winton Capital Management ("Winton"). Graham Capital Management L.P. ("Graham"), Dominion Capital Management, Inc. ("Dominion"), Willowbridge Associates, Inc. ("Willowbridge") and Stonebrook Structured Products, LLC ("Stonebrook"), (collectively, the "Advisors"), registered commodity trading advisors. The Advisors are not affiliated with one another, are not affiliated with the General Partner or SSB and are not responsible for the organization or operation of the Partnership. The Partnership will pay Campbell, Dominion, Winton, Graham and Willowbridge a monthly management fee equal to 1/6 of 1% (2% per year) of Net Assets allocated to the Advisor as of the end of each month. Stonebrook will receive a monthly management fee equal to 1/20 of 1% (0.60% per year) of the fixed notional account size determined on a monthly basis by the General Partner. In addition, the Partnership is obligated to pay each Advisor 20% of the New Trading Profits, as defined in the Management Agreements, earned by each Advisor for the Partnership in each calendar quarter. Stonebrook does not receive an incentive fee. Bridgewater Associates, Inc. was terminated as an Advisor to the Partnership on March 1, 2001.

  c. Customer Agreement

     The Partnership has entered into a Customer Agreement which provides that the Partnership will pay SSB a monthly brokerage fee equal to 11/24 of 1% (5.5% per year) of month-end Net Assets in lieu of brokerage commissions on a per trade basis. Persons investing $1,000,000 or more will pay a reduced brokerage fee of 7/24 of 1% of month-end Net Assets (3.5% per year), receiving the differential between this reduced fee and 5.5% per year in the form of additional Units. SSB will pay a portion of brokerage fees to its financial consultants who have sold Units in this offering. Brokerage fees will be paid for the life of the Partnership, although the rate at which such fees are paid may be changed. The Partnership will pay for National Futures Association ("NFA") fees, exchange, clearing, user, give-up and floor brokerage fees. All of the Partnership's assets are deposited in the Partnership's account at SSB. The Partnership's cash is deposited by SSB in segregated bank accounts to the extent required by Commodity Futures Trading Commission regulations. At December 31, 2001 and 2000, the amount of cash held for margin requirements was $8,487,086 and $8,447,742, respectively. SSB has agreed to pay the Partnership interest on 80% of the average daily equity maintained in cash in its account during each month at a 30-day U.S. Treasury bill rate determined weekly by SSB based on the average noncompetitive yield on 3-month U.S. Treasury bills maturing in 30 days from the date on which such weekly rate is determined. The Customer Agreement between the Partnership and SSB gives the Partnership the legal right to net unrealized gains and losses. The Customer Agreement may be terminated upon notice by either party.

4.  Trading Activities:

     The Partnership was formed for the purpose of trading contracts in a variety of commodity interests, including derivative financial instruments and derivative commodity instruments. The results of the Partnership's trading activities are shown in the statement of income and expenses. All of the commodity interests owned by the Partnership are held for trading purposes. The average fair value during the years ended December 31, 2001 and 2000, based on a monthly calculation, was $3,898,076 and $3,287,910, respectively. The fair value of these commodity interests, including options thereon, if applicable, at December 31, 2001 and 2000 was $3,552,911 and $4,215,703, respectively.


                                              Fair Market Value
                                              December 31, 2000
    Currencies:
        -Exchange Traded Contracts               $2,468,848
        -OTC Contracts                              (30,488)
    Energy                                          249,658
    Grains                                           70,445
    Interest Rates U.S.                             836,897
    Interest Rates Non-U.S.                         405,108
    Livestock                                        42,390
    Metals
        -Exchange Traded Contracts                    7,210
        -OTC Contracts                              (12,525)
    Softs                                            45,386
    Indices                                         132,774
    Lumber                                               --
                                              -------------
    Total                                        $4,215,703
                                              -------------


5.   Distributions and Redemptions:

     Distributions of profits, if any, will be made at the sole discretion of the General Partner and at such times as the General Partner may decide. A limited partner may require the Partnership to redeem his Units at their Net Asset Value as of the last day of each month on 10 days' notice to the General Partner. No fee will be charged for redemptions.

6.  Financial Highlights:

     Changes in the net asset value per Unit of Partnership interest for the years ended December 31, 2001, 2000 and 1999 were as follows:

                                                              2001             2000            1999
                                                            ------           ------           ------

    Net realized and unrealized losses                      $(39.24)       $(103.90)         $(92.07)
    Interest income                                           32.68           54.09            48.30
    Expenses                                                 (46.17)         (39.33)          (50.89)
                                                          ---------       ---------        ---------
    Decrease for year                                        (52.73)         (89.14)          (94.66)
    Net asset value per Unit, beginning of year            1,213.95        1,303.09         1,397.75
                                                          ---------       ---------        ---------
    Net asset value per Unit, end of year                 $1,161.22       $1,213.95        $1,303.09
                                                           ========        ========         ========
    Ratios to Average Net Assets :
    Net income before incentive fee                             5.4%
    Incentive fee                                              (1.0)%
                                                               ----
    Net income after incentive fee                              4.4%
                                                               ====

    Operating expenses                                          9.4%
    Incentive fee                                               1.0%
                                                                ----
    Total expenses and incentive fee                           10.4%
                                                               ====
    Net income after incentive fee
    Total return before incentive fee                          (3.4)%
    Incentive fee                                              (0.9)%
                                                               ----
    Total return after incentive fee                           (4.3)%
                                                                ===

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

     The notional or contractual amounts of these instruments, while appropriately not recorded in the financial statements, reflect the extent of the Partnership's involvement in these instruments. The majority of these instruments mature within one year of December 31, 2001. However, due to the nature of the Partnership's business, these instruments may not be held to maturity.

8.  Subsequent Events:

     On January 1, 2002 there were additional sales representing 0.7621 Units of Limited Partnership Interest totaling $885 and on January 31, 2002 additional redemptions representing 264.3321 Units of Limited Partnership Interest totaling $299,480.

     Dominion Capital Management, Inc. was terminated as an Advisor to the Partnership on February 15, 2002.

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

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant.

     The Partnership has no officers or directors and its affairs are managed by its General Partner, Smith Barney Futures Management LLC. At December 31, 2001 investment decisions were be made by Campbell & Company, Inc., Winton Capital Management, Graham Capital Management L.P., Dominion Capital Management, Inc., Willowbridge Associatees, Inc. and Stonebrook Structured Products, LLC (collectively the "Advisors").

Item 11. Executive Compensation.

     The Partnership has no directors or officers. Its affairs are managed by Smith Barney Futures Management LLC, its General Partner. SSB, an affiliate of the General Partner, is the commodity broker for the Partnership and receives brokerage commissions for such services, as described under "Item 1. Business." Brokerage commissions and clearing fees of $4,686,916 were earned for the year ended December 31, 2001. Management fees and incentive fees of $2,042,475 and $726,162, respectively, were earned by the Advisors for the year ended December 31, 2001.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

     (a). Security ownership of certain beneficial owners. The Partnership knows of no person who beneficially owns more than 5% of the Units outstanding.

     (b). Security ownership of management. Under the terms of the Limited Partnership Agreement, the Partnership's affairs are managed by the General Partner. The General Partner owns Units of general partnership interest equivalent to 2,048.9308 Units (3.6%) of Limited Partnership Interest as of December 31, 2001. (c). Changes in control. None.

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

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

         (a) (1)    Financial Statements:

                    Statement of Financial Condition at December 31, 2001 and 2000.

                    Statement  of  Income  and  Expenses  for  the  years  ended
                    December 31, 2001, 2000 and 1999. Statement of Partners' Capital for the years ended December 31, 2001, 2000 and 1999.

               (2) Financial Statement Schedules: Financial Data Schedule for the year ended December 31, 2001.

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

               10.27- Letters  terminating  John W. Henry & Company Inc.,  Rabar
                    Market   Research   Inc.  and  Trendview   Management   Inc.
                    (previously filed).

               10.28- Management  Agreement among the  Partnership,  the General
                    Partner and Bridgewater Associates, Inc. (previously filed).

               10.29- Management  Agreement among the  Partnership,  the General
                    Partner and Dominion Capital Management, Inc. (previously filed).

               10.30- Letters  extending  Management  Agreements with Campbell &
                    Co., Inc., Willowbridge Associates, Inc. and Stonebrook Structured Products, LLC (previously filed).

               10.31- Letter  terminating  Bridgewater  Associates,  Inc. (filed herein).

               10.32- Management  Agreement among the  Partnership,  the General
                    Partner and Winton Capital Management (filed herein).

               10.33- Management  Agreement among the  Partnership,  the General
                    Partner and Graham Capital Management L.P. (filed herein).

               10.34- Letters  extending  Management  Agreements with Campbell &
                    Co., Inc., Willowbridge Associates, Inc., Dominion Capital Management, Inc. and Stonebrook Structured Products, LLC (filed herein).

            (b) Reports on 8-K:   None Filed.

     Supplemental  Information  To Be Furnished  With Reports Filed  Pursuant To
Section 15(d) Of The Act by Registrants Which Have Not Registered Securities Pursuant To Section 12 Of the Act.




Annual Report to Limited Partners

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this annual report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York and State of New York on the 29th day of March 2002.


SMITH BARNEY DIVERSIFIED FUTURES FUND L.P.


By:       Smith Barney Futures Management LLC
          (General Partner)



By        /s/  David J. Vogel
          -------------------
          David J. Vogel,
          President & Director


     Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report on Form 10-K has been signed below by the following persons in the capacities and on the date indicated.


/s/ David J. Vogel                                       /s/ Shelley Ullman
------------------------------                           -----------------------
David J. Vogel                                            Director
Director, Principal Executive
Officer and President



/s/ Maureen O'Toole                                      /s/ Steve J. Keltz
--------------------------                               -----------------------
Maureen O'Toole                                           Secretary and Director
Director



/s/ Daniel R. McAuliffe, Jr.
------------------------------
Daniel R. McAuliffe, Jr.
Chief Financial Officer and
Director