Form 10-Q
period 2002-03-31
SMITH BARNEY DIVERSIFIED FUTURES FUND LP
filed 2002-05-14
CIK 911503

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                 (X) QUARTERLY REPORT UNDER SECTION 13 or 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

               OR ( ) TRANSITION REPORT UNDER SECTION 13 or 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter ended March 31, 2002
                      --------------

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

                                                                     Page
                                                                    Number

PART I - Financial Information:

   Item 1.    Financial Statements:

              Statement of Financial Condition
              at March 31, 2002 and December 31,
              2001 (unaudited).                                       3

              Condensed Schedules of Investments at
              March 31, 2002 and December 21, 2001
              (unaudited).                                          4 - 5

              Statement of Income and Expenses and Partners'
              Capital for the three months ended March 31,
              2002 and 2001 (unaudited).                              6

              Notes to Financial Statements
              (unaudited)                                           7 - 8

   Item 2.    Management's Discussion and
              Analysis of Financial Condition
              and Results of Operations                            11 - 12

   Item 3.    Quantitative and Qualitative
              Disclosures of Market Risk                           13 - 14

PART II - Other Information                                          15

                                     PART I
                          ITEM 1. FINANCIAL STATEMENTS

                   SMITH BARNEY DIVERSIFIED FUTURES FUND L.P.
                        STATEMENT OF FINANCIAL CONDITION
                                   (Unaudited)

                                                 March 31,     December 31,
                                                   2002             2001
                                                -----------    ------------
Assets:
Equity in commodity futures trading account:
  Cash                                          $58,557,495   $63,493,595
  Net unrealized appreciation
   on open positions                              4,030,868     2,703,661
  Commodity options owned, at fair value
   (cost $0 and 1,752,250 in 2002 and
    2001, respectively)                                 -         849,250
                                                -----------   -----------
                                                 62,588,363    67,046,506
Interest receivable                                  71,996        77,094
                                                -----------   -----------
                                                $62,660,359   $67,123,600
                                                ===========   ===========

LIABILITIES AND PARTNERS' CAPITAL:

Liabilities:
 Accrued expenses:
  Commissions                                   $   289,545   $   308,245
  Management fees                                   135,669       153,342
  Other                                             101,796        75,682
 Redemptions payable                              1,013,691       217,590
                                                -----------   -----------
                                                  1,540,701       754,859
                                                -----------   -----------
Partners' Capital:

General Partner, 2,048.9308 Unit
   equivalents outstanding in 2002 and 2001       2,250,156     2,379,259
Limited Partners, 53,604.7342 and
  55,105.2813 Units of Limited Partnership
  Interest outstanding in 2002 and 2001,
  respectively                                   58,869,502    63,989,482
                                                -----------   -----------
                                                 61,119,658    66,368,741
                                                -----------   -----------
                                                $62,660,359   $67,123,600
                                                ===========   ===========


See Notes to Financial Statements.
                                        3

                                  Smith Barney
                          Diversified Futures Fund L.P.
                        Condensed Schedule of Investments
                                 March 31, 2002
                                   (Unaudited)

Sector                                          Contract                       Fair Value
---------------------------------  ------------------------------------     -----------------

Currencies
                                   Exchange contracts purchased - 0.25%            $ 149,882
                                   Exchange contracts sold - 0.31%                   191,650
                                                                            -----------------
                                     Total Exchange - 0.56%                          341,532


                                   Over the counter contracts purchased - (0.04)%    (21,578)
                                   Over the counter contracts sold - 0.39%           240,216
                                                                            -----------------
                                     Total Over the counter - 0.35%                  218,638

                                                                            -----------------
   Total Currencies - 0.91%                                                          560,170
                                                                            -----------------


Total Energy - 2.41%               Futures contracts purchased - 2.41%             1,470,190
                                                                            -----------------

Grains
                                   Futures contracts purchased - 0.22%               136,506
                                   Futures contracts sold - 0.19%                    113,291
                                                                            -----------------
  Total Grains - 0.41%                                                               249,797
                                                                            -----------------


Total Interest Rates U.S. - 0.71%  Futures contracts sold - 0.71%                    431,334
                                                                            -----------------

Interest Rates Non-U.S.
                                   Futures contracts purchased - 0.24%               146,641
                                   Futures contracts sold - 1.50%                    919,064
                                                                            -----------------
   Total Interest Rates Non-U.S. - 1.74%                                           1,065,705
                                                                            -----------------


Total Livestock - 0.26%            Futures contracts sold - 0.26%                    156,146
                                                                            -----------------

Metals
                                   Futures contracts purchased - 0.32%               195,317
                                   Futures contracts sold - (0.15)%                  (90,487)
                                                                            -----------------
   Total Metals - 0.17%                                                              104,830
                                                                            -----------------

Softs
                                   Futures contracts purchased - 0.27%               166,789
                                   Futures contracts sold - (0.12)%                  (75,498)
                                                                            -----------------
  Total Softs - 0.15%                                                                 91,291
                                                                            -----------------

Indices
                                   Futures contracts purchased - (0.20)%            (124,952)
                                   Futures contracts sold - 0.05%                     30,746
                                                                            -----------------
  Total Indices - (0.15)%                                                            (94,206)
                                                                            -----------------

Total Lumber - (0.01)%             Futures contracts purchased - (0.01)%              (4,389)
                                                                            -----------------


Total Fair Value - 6.60%                                                         $ 4,030,868
                                                                            =================


Country Composition                                        Investments       % of Investments
                                                         at Fair Value         at Fair Value
---------------------------------  ------------------------------------     -----------------

Australia                                                     $ 35,313                 0.88%
Canada                                                          11,809                 0.29%
France                                                          11,543                 0.29%
Germany                                                        527,473                13.09%
Hong Kong                                                        7,475                 0.19%
Italy                                                            5,789                 0.14%
Japan                                                          (96,307)               (2.39)%
Spain                                                             (196)               (0.01)%
United Kingdom                                                 873,532                21.67%
United States                                                2,654,437                65.85%
                                   ------------------------------------     -----------------
                                                           $ 4,030,868               100.00%
                                   ====================================     =================

Percentages are based on Partners' capital unless otherwise indicated See Notes to Financial Statements

                   Smith Barney Diversified Futures Fund L.P.
                        Condensed Schedule of Investments
                                December 31, 2001
                                   (Unaudited)

Sector                                     Contract                                            Fair Value
-----------------------------------------  -------------------------------------       -------------------
Energy                                     Futures contracts purchased - (0.06)%                $ (40,499)
                                           Futures contracts sold - (0.19)%                      (126,734)
                                                                                       -------------------
  Total Energy - (0.25)%                                                                         (167,233)
                                                                                       -------------------

Grains                                     Futures contracts purchased - (0.01)%                   (4,000)
                                           Futures contracts sold - 0.42%                         280,846
                                                                                       -------------------
  Total Grains - 0.41%                                                                            276,846
                                                                                       -------------------

Interest Rates U.S.                        Futures contracts purchased - 0.07%                     48,625
                                           Futures contracts sold - 0.03%                          14,496
                                                                                       -------------------
  Total Interest Rates U.S. - 0.10%                                                                63,121
                                                                                       -------------------

Interest Rates Non-U.S.                    Futures contracts purchased - (0.19)%                 (129,572)
                                           Futures contracts sold - 0.29%                         194,860
                                                                                       -------------------
  Total Interest Rates Non-U.S. - 0.10%                                                            65,288
                                                                                       -------------------

Livestock                                  Futures contracts purchased - 0.06%                     42,050
                                           Futures contracts sold - (0.08)%                       (57,934)
                                                                                       -------------------
  Total Livestock - (0.02)%                                                                       (15,884)
                                                                                       -------------------

Metals                                     Futures contracts purchased -  0.12%                    82,041
                                           Futures contracts sold - (0.55)%                      (365,357)
                                                                                       -------------------
  Total Metals - (0.43)%                                                                         (283,316)
                                                                                       -------------------

Currencies                                 Exchange contracts purchased - 0.75%                   501,553
                                           Exchange contracts sold - 1.38%                        914,350
                                                                                       -------------------
                                             Total Exchange - 2.13%                             1,415,903

                                           Over the counter contracts purchased - 0.20%           132,886
                                           Over the counter contracts sold - 1.47%                974,655
                                                                                      -------------------
                                             Total Over the counter - 1.67%                     1,107,541
                                                                                       -------------------

  Total Currencies - 3.80%                                                                      2,523,444
                                                                                       -------------------

Softs                                      Futures contracts purchased - 0.19%                    125,707
                                           Futures contracts sold - (0.02) %                      (14,192)
                                                                                       -------------------
   Total Softs - 0.17%                                                                            111,515
                                                                                       -------------------

Indices                                     Futures contracts purchased - 0.21%                   140,713
                                            Futures contracts sold - (0.01)%                       (5,850)
                                                                                       -------------------
   Total Indices - 0.20%                                                                          134,863
                                                                                       -------------------

Total Lumber - (0.01)%                     Futures contracts sold - (0.01)%                        (4,983)
                                                                                       -------------------

Total Fair Value on Future and Forwards - 4.07%                                                 2,703,661
                                                                                       -------------------

Total Currencies - 1.28%                   Commodity options owned - 1.28%                        849,250
                                                                                       -------------------

Total Investments - 5.35%                                                                      $3,552,911
                                                                                       ===================
                                                                    Investments         % of Investments
Country Composition                                               at Fair Value          at Fair Value
-----------------------------------------  -------------------------------------       -------------------
Australia                                                               $18,429              0.52%
Canada                                                                   22,325              0.63%
France                                                                   24,533              0.69%
Germany                                                                 144,855              4.08%
Hong Kong                                                                 3,976              0.11%
Italy                                                                     1,696              0.05%
Japan                                                                   (73,301)            (2.06)%
Spain                                                                    (5,828)            (0.16)%
United Kingdom                                                         (432,138)           (12.16)%
United States                                                         3,848,364            108.32%
                                           -------------------------------------       ------------
                                                                     $3,552,911            100.00%
                                           =====================================       ============

Percentages are based on Partners' capital unless otherwise indicated See Notes to Financial Statements.

                   SMITH BARNEY DIVERSIFIED FUTURES FUND L.P.
             STATEMENT OF INCOME AND EXPENSES AND PARTNERS' CAPITAL
                                   (UNAUDITED)


                                                          THREE MONTHS ENDED
                                                                       MARCH 31,
                                                   -----------------------------
                                                       2002              2001
                                                   -------------   -------------
Income:
  Net gains (losses) on trading of commodity
   interests:
  Realized gains (losses) on closed positions       $ (4,652,859)   $  2,876,167
  Change in unrealized gains on open
   positions                                           2,230,207         266,180
                                                    ------------    ------------

                                                      (2,422,652)      3,142,347
  Interest income                                        208,737         769,474
                                                    ------------    ------------

                                                      (2,213,915)      3,911,821
                                                    ------------    ------------



Expenses:
  Brokerage commissions including clearing fees
     of $45,642 and $65,445, respectively                944,592       1,194,359*
  Management fees                                        414,181         575,040
  Other expenses                                          26,114          29,631
  Incentive fees                                             -           836,800
                                                    ------------    ------------

                                                       1,384,887       2,635,830
                                                    ------------    ------------

  Net income (loss)                                   (3,598,802)      1,275,991
  Additions                                                2,477           6,321
  Redemptions                                         (1,652,758)     (3,221,283)
                                                    ------------    ------------

  Net decrease in Partners' capital                   (5,249,083)     (1,938,971)
Partners' capital, beginning of period                66,368,741      80,499,049
                                                    ------------    ------------

Partners' capital, end of period                    $ 61,119,658    $ 78,560,078
                                                    ============   =============

Net asset value per Unit
  (55,653.6650 and 63,634.5374 Units outstanding
  at March 31, 2002 and 2001, respectively)         $   1,098.21    $   1,234.55
                                                    ============    ============

Net income (loss) per Unit of Limited Partnership
  Interest and General Partner Unit equivalent      $     (63.01)   $      20.60
                                                    ============    ============

* Amounts reclassified for comparative purposes
See Notes to Financial Statements

                   Smith Barney Diversified Futures Fund L.P.
                          Notes to Financial Statements
                                 March 31, 2002
                                   (Unaudited)

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

     Smith Barney Futures Management LLC acts as the general partner (the "General Partner") of the Partnership. The Partnership's commodity broker is Salomon Smith Barney Inc. ("SSB"). SSB is an affiliate of the General Partner. The General Partner is wholly owned by Salomon Smith Barney Holdings Inc. ("SSBHI"), which is the sole owner of SSB. SSBHI is a wholly owned subsidiary of Citigroup Inc. As of March 31, 2002, all trading decisions are made for the Partnership by Campbell & Company, Inc., Willowbridge Associates, Inc., Stonebrook Structured Products, LLC, Winton Capital Management and Graham Capital Management L.P. (collectively the "Advisors"). Effective February 15, 2002, Dominion Capital Management, Inc. was terminated as an Advisor to the Partnership.

     The accompanying financial statements are unaudited but, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Partnership's financial condition at March 31, 2002 and December 31, 2001 and the results of its operations for the three months ended March 31, 2002 and 2001. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. You should read these financial statements together with the financial statements and notes included in the Partnership's annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2001.

     Due to the nature of commodity trading, the results of operations for the interim periods presented should not be considered indicative of the results that may be expected for the entire year.

                   Smith Barney Diversified Futures Fund L.P.
                          Notes to Financial Statements
                                 March 31, 2002
                                   (continued)
                                   (Unaudited)

2.   Financial Highlights:

     Changes in net asset value per Unit for the three months ended March 31, 2002 and 2001 were as follows:

                                          THREE-MONTHS ENDED
                                                MARCH 30,
                                       -----------------------
                                           2002          2001
                                        --------      ---------

Net realized and unrealized
  gains(losses)                         $ (58.94)     $  30.97
Interest income                             3.67         11.73
Expenses                                   (7.74)       (22.10)
                                        ---------     ---------
Increase(decrease) for period             (63.01)        20.60
Net Asset Value per Unit,
 beginning of period                    1,161.22      1,213.95
                                       ---------      ---------
Net Asset Value per Unit,
 end of period                        $ 1,098.21    $ 1,234.55
                                       =========     =========

Ratios to average net assets:
Net income(loss) before incentive         (23.2)%        11.0%
Incentive fee                               0.0%         (4.4)%
                                        ---------     ---------
Net income (loss) after incentive
 fee                                      (23.2)%         6.6%
                                        =========     ---------

Operating expenses                          8.9%          9.4%
Incentive fees                              0.0%          4.4%
                                       ---------     ---------
Total expenses and incentive fee            8.9%         13.7%
                                        =========     =========

Total return:
Total return before incentive fee          (5.4)%         4.3%
Incentive fee                               0.0%         (2.6)%
                                        ---------     ---------
Total return after incentive fee           (5.4)%         1.7%
                                        =========     =========

                   Smith Barney Diversified Futures Fund L.P.
                          Notes to Financial Statements
                                 March 31, 2002
                                   (Unaudited)
                                   (Continued)


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

     All of the commodity interests owned by the Partnership are held for trading purposes. The average fair value during the three and twelve months ended March 31, 2002 and December 31, 2001, based on a monthly calculation, was $2,693,875 and $3,898,076, respectively. The fair value of these commodity interests, including options thereon, if applicable, at March 31, 2002 and December 31, 2001, was $4,030,868 and $3,552,911, respectively.

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

                   Smith Barney Diversified Futures Fund L.P.
                          Notes to Financial Statements
                                 March 31, 2002
                                   (Unaudited)



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

     The notional or contractual amounts of these instruments, while not recorded in the financial statements, reflect the extent of the Partnership's involvement in these instruments. The majority of these instruments mature within one year of March 31, 2002. However, due to the nature of the Partnership's business, these instruments may not be held to maturity.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

     The Partnership does not engage in the sale of goods or services. Its only assets are its equity in its commodity futures trading account, consisting of cash, net unrealized appreciation (depreciation) on open futures and forward contracts, commodity options and interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership. While substantial losses could lead to a decrease in liquidity, no such losses occurred during the first quarter of 2002.

     The Partnership's capital consists of the capital contributions of the partners as increased or decreased by gains or losses on commodity futures trading, expenses, interest income, additions and redemptions of Units and distributions of profits, if any.

     For the three months ended March 31, 2002, Partnership capital decreased 7.9% from $66,368,741 to $61,119,658. This decrease was attributable to the redemption of 1,502.7475 Units totaling $1,652,758, coupled with a net loss from operations of $3,598,802 which was partially offset by additional sales of
2.2005 Units totaling $2,477. Persons investing $1,000,000 or more will pay a reduced brokerage fee, receiving the differential in the form of additional Units. Future redemptions can impact the amount of funds available for investments in commodity contract positions in subsequent periods.

Results of Operations

     During the Partnership's first quarter of 2002, the net asset value per unit decreased 5.4% from $1,161.22 to $1,098.21 as compared to an increase of 1.7% in the first quarter of 2001. The Partnership experienced a net trading loss before brokerage commissions and related fees in the first quarter of 2002 of $2,422,652. Losses were primarily attributable to the trading of commodity contracts in currencies, softs, metals, U.S. interest rates, grains and indices and were partially offset by gains in energy, livestock and non-U.S. interest rates. The Partnership experienced a net trading gain before brokerage commissions and related fees in the first quarter of 2001 of $3,142,347. Gains were primarily attributable to the trading of commodity futures in currencies, indices, grains, metals, softs, livestock, U.S. and non-U.S. interest rates and were partially offset by losses in energy.

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

     Interest income on 80% of the Partnership's daily equity maintained in cash was earned on the monthly average 30-day U.S. Treasury bill rate determined weekly by SSB based on the non-competitive yield on three month U.S. Treasury bills maturing 30 days from the date in which such weekly rate is determined. Interest income for the three months ended March 31, 2002 decreased by $560,737 as compared to the corresponding period in 2001. The decrease in interest income is primarily due to a decrease in interest rates during the three months ended March 31, 2002 as compared to 2001.

     Brokerage commissions are calculated on the Partnership's net asset value as of the last day of each month and, therefore, vary according to trading performance and redemptions. Accordingly, they must be compared in relation to the fluctuations in monthly net asset values. Commissions and fees for the three months ended March 31, 2002 decreased by $249,767 as compared to the corresponding period in 2001. The decrease in brokerage commissions is due to a decrease in assets during the three months ended March 31, 2002.

     Management fees are calculated on the portion of the Partnership's net asset value allocated to each Advisor at the end of the month and, therefore, are affected by trading performance and redemptions. Management fees for the three months ended March 31, 2002 decreased by $160,859 as compared to the corresponding period in 2001. The decrease in management fees is due to a decrease in assets during the three months ended March 31, 2002.

     Incentive fees are based on the new trading profits generated by each Advisor at the end of the quarter, as defined in the advisory agreements between the Partnership, the General Partner and each Advisor. There were no incentive fees earned for the three months ending March 31, 2002. Trading performance for the three months ended March 31, 2001 resulted in incentive fees of $836,800.

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

     The following table indicates the trading Value at Risk associated with the Partnership's open positions by market category as of March 31, 2002. All open position trading risk exposures of the Partnership have been included in calculating the figures set forth below. As of March 31, 2002, the Partnership's total capitalization was approximately $61,119,658. There has been no material change in the trading Value at Risk information previously disclosed in the Form 10-K for the year ended December 31, 2001.

                                 March 31, 2002
                                   (Unaudited)

                                                                Year to Date
                                               % of Total       High          Low
Market Sector                Value at Risk   Capitalization  Value at Risk  Value at Risk
-----------------------------------------------------------------------------------------

Currencies:
 - Exchange Traded Contracts    $ 1,090,516     1.78%       $1,395,301      $811,429
 - OTC Contracts                  1,212,489     1.98%        1,440,741       999,738

Energy                            2,523,100     4.13%        2,523,100       809,900
Grains                              338,086     0.55%          372,831       189,990
Interest Rates U.S.                 912,400     1.49%          915,200       180,300
Interest Rates Non-U.S.           2,176,187     3.56%        2,248,759       549,484
Livestock                           119,600     0.20%          124,650        44,832
Metals:
 - Exchange Traded Contracts        435,600     0.71%          435,600        93,600
 - OTC Contracts                    538,800     0.88%          689,975        75,875
Softs                               376,599     0.62%          428,569       160,134
Indices                           2,326,207     3.81%        2,369,131       335,077
Lumber                                3,900     0.01%            9,200         1,300
                               ------------    ------
Total                           $12,053,484    19.72%
                               ============   =======

                            PART II OTHER INFORMATION

Item 1.  Legal Proceedings - None

Item 2.   Changes in Securities and Use of Proceeds -

          Additional Units offered represent a reduced brokerage fee to existing limited partners who invest $1,000,000 or more. For the three months ended March 31, 2002, there were additional sales of 2.2005 Units totaling $2,477. For the three months ended March 31, 2001, there were additional sales of 5.3306 Units totaling $6,321.

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

Date:      5/13/02
           --------


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


Date:      5/13/02
           --------


By:       /s/ Daniel R. McAuliffe, Jr.
          -------------------------------------
          Daniel R. McAuliffe, Jr.
          Chief Financial Officer and
          Director

Date: 5/13/02