Form 10-Q
period 2002-06-30
SMITH BARNEY DIVERSIFIED FUTURES FUND LP
filed 2002-08-14
CIK 911503

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                 (X) QUARTERLY REPORT UNDER SECTION 13 or 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

               OR ( ) TRANSITION REPORT UNDER SECTION 13 or 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter ended June 30, 2002
                      -------------

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


                          (212) 723-5424
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


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

                                                                   Page
                                                                  Number

PART I - Financial Information:

 Item 1.          Financial Statements:

                  Statement of Financial Condition
                  at June 30, 2002 and December 31,
                  2001 (unaudited).                                  3

                  Condensed Schedules of Investments at
                  June 30, 2002 and December 21, 2001
                  (unaudited).                                     4 - 5

                  Statement of Income and Expenses
                  and Partners' Capital for the three
                  and six months ended June 30, 2002
                  and 2001 (unaudited).                              6

                  Notes to Financial Statements
                  (unaudited)                                      7 - 10

 Item 2.          Management's Discussion and
                  Analysis of Financial Condition
                  and Results of Operations                        11 - 13

 Item 3.          Quantitative and Qualitative
                  Disclosures of Market Risk                       14 - 15

PART II - Other Information                                           16

                                     PART I
                          ITEM 1. FINANCIAL STATEMENTS

                   SMITH BARNEY DIVERSIFIED FUTURES FUND L.P.
                        STATEMENT OF FINANCIAL CONDITION
                                   (Unaudited)

                                                   June 30,    December 31,
                                                    2002          2001
                                                ------------   ------------


Assets:

Equity in commodity futures trading account:
  Cash                                           $53,665,455   $63,493,595
  Net unrealized appreciation
   on open positions                               7,259,995     2,703,661
  Commodity options owned, at fair value
   (cost $3,149,250 and $1,752,250 in 2002 and
    2001, respectively)                            2,899,575       849,250
                                                 -----------   -----------
                                                  63,825,025    67,046,506
Interest receivable                                   62,688        77,094
                                                 -----------   -----------
                                                 $63,887,713   $67,123,600
                                                 ===========   ===========

LIABILITIES AND PARTNERS' CAPITAL:

Liabilities:

 Accrued expenses:
  Commissions                                    $   287,512   $   308,245
  Management fees                                    115,970       153,342
  Incentive fees                                     268,774           -
  Other                                              105,180        75,682
 Redemptions payable                               1,076,623       217,590
                                                 -----------   -----------
                                                   1,854,059       754,859
                                                 -----------   -----------

Partners' Capital:

General Partner, 2,048.9308 Unit
   equivalents outstanding in 2002 and 2001        2,448,862     2,379,259
Limited Partners, 49,853.9416 and
  55,105.2813 Units of Limited Partnership
  Interest outstanding in 2002 and 2001,
  respectively                                    59,584,792    63,989,482
                                                 -----------   -----------
                                                  62,033,654    66,368,741
                                                 -----------   -----------
                                                 $63,887,713   $67,123,600
                                                 ===========   ===========


See Notes to Financial Statements.
                                        3

                   Smith Barney Diversified Futures Fund L.P.
                        Condensed Schedule of Investments
                                  June 30, 2002
                                   (Unaudited)

Sector                                                    Contract                            Fair Value
----------------------------------       --------------------------------------------        -------------
Currencies
                                         Exchange contracts purchased - 4.53%                 $ 2,808,616
                                         Options owned - 4.68%                                  2,899,575
                                         Exchange contracts sold - 0.26%                          162,896
                                                                                             -------------
                                           Total Exchange - 9.47%                               5,871,087

                                         Over the counter contracts purchased - 3.70%           2,295,956
                                         Over the counter contracts sold - (2.40)%             (1,487,717)
                                                                                             -------------
                                           Total Over the counter - 1.30%                         808,239

                                                                                             -------------
   Total Currencies - 10.77%                                                                    6,679,326
                                                                                             -------------

Energy
                                         Futures contracts purchased - 0.00%*                       1,649
                                         Futures contracts sold - 0.01%                             4,680
                                                                                             -------------
   Total Energy - 0.01%                                                                             6,329
                                                                                             -------------
Grains
                                         Futures contracts purchased - 0.74%                      458,883
                                         Futures contracts sold - (0.03)%                         (15,657)
                                                                                             -------------
  Total Grains - 0.71%                                                                            443,226
                                                                                             -------------

Total Interest Rates U.S. - 2.21%        Futures contracts purchased - 2.21%                    1,372,741
                                                                                             -------------

Total Interest Rates Non-U.S. - 2.48%    Futures contracts purchased - 2.48%                    1,540,880
                                                                                             -------------
Livestock
                                         Futures contracts purchased - 0.01%                        6,360
                                         Futures contracts sold - (0.02)%                         (12,980)
                                                                                             -------------
   Total Livestock - (0.01)%                                                                       (6,620)
                                                                                             -------------
Metals
                                         Futures contracts purchased - (0.04)%                    (28,620)
                                         Futures contracts sold - (0.44)%                        (272,777)
                                                                                             -------------
   Total Metals - (0.48)%                                                                        (301,397)
                                                                                             -------------
Softs
                                         Futures contracts purchased - 0.56%                      349,801
                                         Futures contracts sold - 0.10%                            64,291
                                                                                             -------------
  Total Softs - 0.66%                                                                             414,092
                                                                                             -------------
Indices
                                         Futures contracts purchased - (0.05)%                    (30,801)
                                         Futures contracts sold - 0.08%                            47,811
                                                                                             -------------
  Total Indices - 0.03%                                                                            17,010
                                                                                             -------------
Total Lumber - (0.00)%*                  Futures contracts sold - (0.00)%*                         (6,017)
                                                                                             -------------
Total Fair Value - 16.38%                                                                    $ 10,159,570
                                                                                             =============

Country Composition                                                                         % of Investments
                                                    Investments at Fair Value                at Fair Value
----------------------------------       --------------------------------------------        -------------
Australia                                                                    $ 3,079                0.03%
Canada                                                                         2,159                0.02%
Germany                                                                      502,553                4.95%
France                                                                       (75,028)              (0.74)%
Hong Kong                                                                    (17,853)              (0.18)%
Japan                                                                        273,969                2.70%
Spain                                                                         79,533                0.78%
United Kingdom                                                               551,263                5.43%
United States                                                              8,839,895               87.01%
                                         --------------------------------------------        -------------
                                                                        $ 10,159,570              100.00%
                                         ============================================        =============

Percentages are based on Partners' capital unless otherwise indicated
* Due to rounding
See Notes to Financial Statements

                   Smith Barney Diversified Futures Fund L.P.
                        Condensed Schedule of Investments
                                December 31, 2001

Sector                                             Contract                                                      Fair Value
----------------------------------------------------------------------------------------------------------------------------
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

                   SMITH BARNEY DIVERSIFIED FUTURES FUND L.P.
             STATEMENT OF INCOME AND EXPENSES AND PARTNERS' CAPITAL
                                   (UNAUDITED)





                                                        THREE MONTHS ENDED                SIX MONTHS ENDED
                                                             JUNE 30,                          JUNE 30,
                                                    ----------------------------   -----------------------------
                                                         2002            2001            2002           2001
                                                    ------------    ------------   ------------     -------------

Income:
  Net gains (losses) on trading of commodity
   interests:
  Realized gains (losses) on closed positions       $  3,371,204    $ (2,469,504)   $ (1,281,655)   $    406,663
  Change in unrealized gains (losses) on open
   positions                                           2,979,452      (2,326,211)      5,209,659      (2,060,031)
                                                     ------------    ------------    ------------    -----------
                                                       6,350,656      (4,795,715)      3,928,004     (1,653,368)
  Interest income                                        191,622         529,023         400,359       1,298,497
                                                    ------------    ------------    ------------    -----------
                                                       6,542,278      (4,266,692)      4,328,363       (354,871)
                                                    ------------    ------------    ------------    -----------

Expenses:
   Brokerage commissions including
     clearing fees of $48,118, $86,445,
     $96,264 and $151,890,  respectively                 923,101       1,156,825*      1,867,693       2,351,184*
  Management fees                                        350,270         495,151         764,451       1,070,191
  Incentive fees                                         268,774        (459,929)        268,774         376,871
  Other expenses                                          26,172          30,879          52,286          60,510
                                                     ------------    ------------    ------------    -----------
                                                       1,568,317       1,222,926       2,953,204      3,858,756
                                                     ------------    ------------    ------------    -----------
  Net income (loss)                                    4,973,961      (5,489,618)      1,375,159      (4,213,627)
  Additions                                                2,438           6,526           4,915          12,847
  Redemptions                                         (4,062,403)     (3,406,681)     (5,715,161)     (6,627,964)
                                                    ------------    ------------    ------------    -----------
  Net increase (decrease) in Partners' capital           913,996      (8,889,773)     (4,335,087)    (10,828,744)
Partners' capital, beginning of period                61,119,658      78,560,078      66,368,741      80,499,049
                                                    ------------    ------------    ------------    -----------
Partners' capital, end of period                    $ 62,033,654    $ 69,670,305    $ 62,033,654    $ 69,670,305
                                                    ============    ============    ============    ===========
Net asset value per Unit
  (51,902.8724 and 60,714.5683 Units outstanding
  at June 30, 2002 and 2001, respectively)          $   1,195.19    $   1,147.51    $   1,195.19    $  1,147.51
                                                    ============    ============    ============    -----------
Net income (loss) per Unit of Limited Partnership
  Interest and General Partner Unit equivalent      $      96.98    $     (87.04)   $      33.97    $    (66.44)
                                                    ============    ============    ============    ===========


* Amounts reclassified for comparative purposes
See Notes to Financial Statements

                   Smith Barney Diversified Futures Fund L.P.
                          Notes to Financial Statements
                                  June 30, 2002
                                   (Unaudited)

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

     Smith Barney Futures Management LLC acts as the general partner (the "General Partner") of the Partnership. The Partnership's commodity broker is Salomon Smith Barney Inc. ("SSB"). SSB is an affiliate of the General Partner. The General Partner is wholly owned by Salomon Smith Barney Holdings Inc. ("SSBHI"), which is the sole owner of SSB. SSBHI is a wholly owned subsidiary of Citigroup Inc. As of June 30, 2002, all trading decisions are made for the
Partnership by Campbell & Company, Inc., Willowbridge Associates, Inc., Stonebrook Structured Products, LLC, Winton Capital Management and Graham Capital Management L.P. (collectively the "Advisors").

     The accompanying financial statements are unaudited but, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Partnership's financial condition at June 30, 2002 and December 31, 2001 and the results of its operations for the three and six months ended June 30, 2002 and 2001. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. You should read these financial statements together with the financial statements and notes included in the Partnership's annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2001.

     Due to the nature of commodity trading, the results of operations for the interim periods presented should not be considered indicative of the results that may be expected for the entire year.

                   Smith Barney Diversified Futures Fund L.P.
                          Notes to Financial Statements
                                  June 30, 2002
                                   (continued)
                                   (Unaudited)
2. Financial Highlights:

     Changes in net asset value per Unit for the three and six months ended June 30, 2002 and 2001 were as follows:

                                            THREE-MONTHS ENDED        SIX-MONTHS ENDED
                                                JUNE 30,                  JUNE 30,
                                        ----------------------      -----------------------
                                          2002          2001          2002          2001
                                        -----------------------     -----------------------

Net realized and unrealized
 gains(losses) *                       $  105.47     $  (94.34)    $   46.53      $ (63.37)
Interest income                             3.54          8.43          7.21         20.16
Expenses **                               (12.03)        (1.13)       (19.77)       (23.23)
                                        ---------     ---------     ---------     ---------
Increase(decrease) for period              96.98        (87.04)        33.97        (66.44)
Net Asset Value per Unit,
 beginning of period                    1,098.21      1,234.55      1,161.22      1,213.95
                                        ---------     ---------     ---------     ---------
Net Asset Value per Unit,
 end of period                        $ 1,195.19    $ 1,147.51    $ 1,195.19    $ 1,147.51
                                        =========     =========     =========     =========

Ratio to average net assets: ***
Net income(loss) before incentive
 fee                                       35.76%       (32.49)%        5.44%       (10.28)%
Incentive fee                              (1.83)%        2.51%        (0.89)%       (1.01)%
                                        ---------     ---------     ---------     ---------
Net income(loss) after incentive
 fee                                       33.93%       (29.98)%        4.55%       (11.29)%
                                        =========     =========     =========     =========

Operating expenses                          8.87%         9.19%         8.87%         9.33%
Incentive fee                               1.83%         2.51%         0.89%         1.01%
                                        ---------     ---------     ---------     ---------
Total expenses and incentive fees          10.70%        11.70%         9.76%        10.34%
                                        =========     =========     =========     =========

Total return:
Total return before incentive fee           9.30%        (7.66)%        3.40%        (4.96)%
Incentive fee                              (0.47)%        0.61%        (0.47)%       (0.51)%
                                        ---------     ---------     ---------     ---------
Total return after incentive fee            8.83%        (7.05)%        2.93%        (5.47)%
                                        =========     =========     =========     =========

*    Net realized and unrealized gains (losses) is net of commission expense.
**   Expenses exclude commission expense.
***  Annualized

                   Smith Barney Diversified Futures Fund L.P.
                          Notes to Financial Statements
                                  June 30, 2002
                                   (Unaudited)
                                   (Continued)

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

     All of the commodity interests owned by the Partnership are held for trading purposes. The average fair values during the six and twelve months ended June 30, 2002 and December 31, 2001, based on a monthly calculation, were $3,643,799 and $3,898,076, respectively. The fair values of these commodity interests, including options thereon, if applicable, at June 30, 2002 and December 31, 2001, were $10,159,570 and $3,552,911, respectively. Fair values for exchange traded commodity futures and options are based on quoted market prices for those futures and options. Fair values for all other financial instruments for which market quotations are not readily available are based on calculations approved by the General Partner.

4. Financial Instrument Risk:

     The Partnership is party to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments, in the normal course of its business. These financial instruments may include forwards, futures and options, whose values are based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash flows, to purchase or sell other financial instruments at specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange or over-the-counter ("OTC"). Exchange traded instruments are standardized and include futures and certain option contracts. OTC contracts are negotiated between contracting parties and include forwards and certain options. Each of these instruments is subject to various risks similar to those related to the underlying financial instruments including market and credit risk. In general, the risks associated with OTC

                   Smith Barney Diversified Futures Fund L.P.
                          Notes to Financial Statements
                                  June 30, 2002
                                   (Unaudited)

contracts are greater than those associated with exchange traded instruments because of the greater risk of default by the counterparty to an OTC contract.

     Market risk is the potential for changes in the value of the financial instruments traded by the Partnership due to market changes, including interest and foreign exchange rate movements and fluctuations in commodity or security prices. Market risk is directly impacted by the volatility and liquidity in the markets in which the related underlying assets are traded.

     Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. Credit risk with respect to exchange traded instruments is reduced to the extent that an exchange or clearing organization acts as a counterparty to the transactions. The Partnership's risk of loss in the event of counterparty default is typically limited to the amounts recognized as unrealized appreciation in the statement of financial condition and not represented by the contract or notional amounts of the instruments. The Partnership has concentration risk because the sole counterparty or broker with respect to the Partnership's assets is SSB.

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

     The notional or contractual amounts of these instruments, while not recorded in the financial statements, reflect the extent of the Partnership's involvement in these instruments. The majority of these instruments mature within one year of June 30, 2002. However, due to the nature of the Partnership's business, these instruments may not be held to maturity.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

     The Partnership does not engage in the sale of goods or services. Its only assets are its equity in its commodity futures trading account, consisting of cash, net unrealized appreciation (depreciation) on open futures and forward contracts, commodity options and interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership. While substantial losses could lead to a decrease in liquidity, no such losses occurred during the second quarter of 2002.

     The Partnership's capital consists of the capital contributions of the partners as increased or decreased by gains or losses on commodity futures trading, expenses, interest income, additions and redemptions of Units and distributions of profits, if any.

     For the six months ended June 30, 2002, Partnership capital decreased 6.5% from $66,368,741 to $62,033,654. This decrease was attributable to the redemption of 5,255.8294 Units totaling $5,715,161, which was partially offset by net income from operations of $1,375,159, coupled with additional sales of
4.4897 Units totaling $4,915. Persons investing $1,000,000 or more will pay a reduced brokerage fee, receiving the differential in the form of additional Units. Future redemptions can impact the amount of funds available for investments in commodity contract positions in subsequent periods.

Critical Accounting Policies

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities in the financial statements and accompanying notes.

     All commodity interests (including derivative financial instruments and derivative commodity instruments) are used for trading purposes. The commodity interests are recorded on trade date and open contracts are recorded in the statement of financial condition at fair value on the last business day of the period, which represents market value for those commodity interests for which market quotations are readily available. Investments in commodity interests denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing on the last business day of the period. Realized gains

(losses) and changes in unrealized values on commodity interests and foreign currencies are recognized in the period in which the contract is closed or the changes occur and are included in net gains (losses) on trading of commodity interests.

     Foreign currency contracts are those contracts where the Partnership agrees to receive or deliver a fixed quantity of foreign currency for an agreed-upon price on an agreed futures date. Foreign currency contracts are valued daily, and the Partnership's net equity therein, representing unrealized gain or loss on the contracts as measured by the difference between the forward foreign exchange rates at the date of entry into the contracts and the forward rates at the reporting dates, is included in the statement of financial condition. Realized gains(losses) and changes in unrealized values on foreign currency contracts are recognized in the period in which the contract is closed or the changes occur and are included in the statement of income and expenses and partners' capital.

Results of Operations

     During the Partnership's second quarter of 2002, the net asset value per unit increased 8.8% from $1,098.21 to $1,195.19 as compared to a decrease of 7.1% in the second quarter of 2001. The Partnership experienced a net trading gain before brokerage commissions and related fees in the second quarter of 2002 of $6,350,656. Gains were primarily attributable to the trading of commodity contracts in currencies, U.S. interest rates, grains and livestock and were partially offset by losses in energy, softs, metals, indices and non-U.S. interest rates. The Partnership experienced a net trading loss before brokerage commissions and related fees in the second quarter of 2001 of $4,795,715. Losses were primarily attributable to the trading of commodity futures in currencies, indices, metals, softs, livestock, U.S. and non-U.S. interest rates and were partially offset by gains in energy and grains.

     Commodity futures markets are highly volatile. The potential for broad and rapid price fluctuations increases the risks involved in commodity trading, but also increases the possibility of profit. The profitability of the Partnership depends on the existence of major price trends and the ability of the Advisors to correctly identify those price trends. Price trends are influenced by, among other things, changing supply and demand relationships, weather, governmental, agricultural, commercial and trade programs and policies, national and international political and economic events and changes in interest rates. To the extent that market trends exist and the Advisors are able to identify them, the Partnership expects to increase capital through operations.

     Interest income on 80% of the Partnership's daily equity maintained in cash was earned on the monthly average 30-day U.S. Treasury bill rate determined weekly by SSB based on the non-competitive yield on three month U.S. Treasury bills maturing 30 days from the date in which such weekly rate is determined. Salomon Smith Barney may continue to maintain the Partnership assets in cash and/or to place all of the Fund assets in 90-day Treasury bills and pay the Partnership 80% of the interest earned on the Treasury bills purchased. Salomon Smith Barney will retain 20% of any interest earned on Treasury bills. Interest income for the three and six months ended June 30, 2002 decreased by $337,401 and $898,138, respectively, as compared to the corresponding periods in 2001. The decrease in interest income is primarily due to a decrease in interest rates during the three and six months ended June 30, 2002 as compared to 2001.

     Brokerage commissions are calculated on the Partnership's net asset value as of the last day of each month and, therefore, vary according to trading performance and redemptions. Accordingly, they must be compared in relation to the fluctuations in monthly net asset values. Commissions and fees for the three and six months ended June 30, 2002 decreased by $233,724 and $483,491, respectively, as compared to the corresponding periods in 2001. The decrease in brokerage commissions is due to a decrease in assets during the three and six months ended June 30, 2002 as compared to 2001.

     Management fees are calculated on the portion of the Partnership's net asset value allocated to each Advisor at the end of the month and, therefore, are affected by trading performance and redemptions. Management fees for the three and six months ended June 30, 2002 decreased by $144,881 and $305,740, respectively, as compared to the corresponding periods in 2001. The decrease in management fees is due to a decrease in assets during the three and six months ended June 30, 2002 as compared to 2001.

     Incentive fees are based on the new trading profits generated by each Advisor at the end of the quarter, as defined in the advisory agreements between the Partnership, the General Partner and each Advisor. Trading performance for the six months ended June 30, 2002 and 2001 resulted in incentive fees of $268,774 and $376,871, respectively.

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

     Value at Risk is a measure of the maximum amount which the Partnership could reasonably be expected to lose in a given market sector. However, the inherent uncertainty of the Partnership's speculative trading and the recurrence in the markets traded by the Partnership of market movements far exceeding expectations could result in actual trading or non-trading losses far beyond the indicated Value at Risk or the Partnership's experience to date (i.e., "risk of ruin"). In light of the foregoing as well as the risks and uncertainties intrinsic to all future projections, the inclusion of the quantification in this section should not be considered to constitute any assurance or representation that the Partnership's losses in any market sector will be limited to Value at Risk or by the Partnership's attempts to manage its market risk.

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

     The following table indicates the trading Value at Risk associated with the Partnership's open positions by market category as of June 30, 2002. All open position trading risk exposures of the Partnership have been included in calculating the figures set forth below. As of June 30, 2002, the Partnership's total capitalization was $62,033,654. There has been no material change in the trading Value at Risk information previously disclosed in the Form 10-K for the year ended December 31, 2001.

                                  June 30, 2002
                                   (Unaudited)

                                                                   Year to Date
                                               % of Total          High           Low
Market Sector                Value at Risk   Capitalization    Value at Risk   Value at Risk
--------------------------------------------------------------------------------------------

Currencies:
 - Exchange Traded Contracts   $ 2,425,883     3.91%            $2,547,460     $811,429
 - OTC Contracts                 1,185,253     1.91%             1,440,741      862,878
Energy                             347,600     0.56%             2,523,100      171,800
Grains                             400,538     0.65%               427,506      189,990
Interest Rates U.S.              1,225,700     1.98%             1,225,700      180,300
Interest Rates Non-U.S.          2,610,432     4.21%             2,619,432      549,484
Livestock                           45,450     0.07%               124,650       44,832
Metals:
 - Exchange Traded Contracts       410,800     0.66%               935,900       93,600
 - OTC Contracts                   503,175     0.81%               689,975       75,875
Softs                              380,630     0.61%               453,864      160,134
Indices                          1,034,543     1.67%             2,838,322      335,077
Lumber                               6,500     0.01%                 9,200        1,300
                              ------------    ------
Total                          $10,576,504    17.05%
                              ============   =======

                            PART II OTHER INFORMATION

Item 1.  Legal Proceedings -

               In April 2002, consolidated amended complaints were filed against Salomon Smith Barney Inc and other investment banks named in numerous putative class actions filed in the United States District Court for the Southern District of New York alleging violations of certain federal securities laws (including Section 11 of the Securities Act of 1933, as amended, and Section 10(b) of the Securities Exchange Act of 1934, as amended) with respect to the allocation of shares for certain initial public offerings and related aftermarket transactions and damage to investors caused by allegedly biased research analyst reports. Also pending in the Southern District of New York against Salomon Smith Barney Inc and other investment banks are several putative class actions which have been consolidated into a single class action alleging violations of certain federal and state antitrust laws in connection with the allocation of shares in initial public offerings when acting as underwriters.

Item 2.   Changes in Securities and Use of Proceeds -

               Additional Units offered represent a reduced brokerage fee to existing limited partners who invested $1,000,000 or more. For the six months ended June 30, 2002, there were additional sales of 4.4897 Units totaling $4,915. For the six months ended June 30, 2001, there were additional sales of 10.8059 Units totaling $12,847.

               Proceeds from the sale of additional Units are used in the trading of commodity interests including futures contracts, options and forward contracts.

Item 3.   Defaults Upon Senior Securities - None

Item 4.   Submission of Matters to a Vote of Security Holders -   None

Item 5.   Other Information - None

Item 6.  (a) Exhibit - 99.1 Certificate of Chief Executive Officer.
             Exhibit - 99.2 Certificate of Chief Financial Officer.

         (b) Reports on Form 8-K - None with respect to the second quarter of 2002. On July 17, 2002 the Partnership filed a notice on Form 8-K to report a change in accountants from PricewaterhouseCoopers LLP to KPMG LLP.

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

Date:      8/14/02
           --------


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


Date:      8/14/02
           --------


By:       /s/ Daniel R. McAuliffe, Jr.
          -------------------------------------
          Daniel R. McAuliffe, Jr.
          Chief Financial Officer and
          Director

Date: 8/14/02