Form 10-K
period 2002-12-31
SMITH BARNEY DIVERSIFIED FUTURES FUND LP
filed 2003-03-27
CIK 911503

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                  Annual Report Pursuant to Section 13 or 15(d)

                     of the Securities Exchange Act of 1934

                      For the year ended December 31, 2002

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Acts).

                                                        Yes       No   X
                                                           ----      ----

Limited   Partnership   Units  with  an  aggregate  value  of  $59,584,792  were
outstanding and held by non-affiliates as of the last business day of the registrants most recently completed second fiscal quarter.

As of February 28, 2003, 46,276.4142 Limited Partnership Units were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

                                     PART I

Item 1. Business.

     (a) General development of business. Smith Barney Diversified Futures Fund L.P. ("Partnership") is a limited partnership organized under the partnership laws of the State of New York, on August 13, 1993 to engage in speculative trading of a diversified portfolio of commodity interests, including futures contracts, options and forwards. The commodity interests that are traded by the Partnership are volatile and involve a high degree of market risk. The Partnership commenced trading operations on January 12, 1994. A total of 150,000 Units of Limited Partnership Interest in the Partnership ("Units") were offered to the public. A Registration Statement on Form S-1 relating to the public offering became effective on October 29, 1993. Between October 29, 1993 and January 11, 1994, 75,615 Units were sold to the public at $1,000 per Unit. Proceeds of the offering were held in an escrow account and were transferred, along with the general partner's contribution of $781,000 to the Partnership's trading account on January 12, 1994 when the Partnership commenced trading. An additional 150,000 Units were registered on a Registration Statement on Form S-1 effective February 17, 1994. Sales of additional Units and additional general partner contributions and redemptions of Units for the year ended December 31, 2002 are reported in the Statement of Partners' Capital on page F-9 under "Item
8. Financial Statements and Supplementary Data."

     The general partner has agreed to make capital contributions, if necessary, so that its general partnership interest will be equal to the greater of (i) an amount to entitle it to 1% of each material item of Partnership income, loss, deduction or credit and (ii) the greater of (a) 1% of the partners'
contributions to the Partnership or (b) $25,000. The Partnership will be liquidated upon the first of the following to occur: December 31, 2013; the net asset value per Unit falls below $400 as of the close of any business day; or under certain circumstances as defined in the Limited Partnership Agreement of the Partnership (the "Limited Partnership Agreement").

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


     As of December 31, 2002, all commodity trading decisions are made for the Partnership by Campbell & Company, Inc. ("Campbell"), Willowbridge Associates, Inc. ("Willowbridge"), Winton Capital Management ("Winton"), Graham Capital Management L.P. ("Graham") and Stonebrook Structured Products, LLC

("Stonebrook") (collectively, the "Advisors"). None of the Advisors is affiliated with one another, the General Partner or SSB. The Advisors are not responsible for the organization or operation of the Partnership. Dominion Capital Management Inc. ("Dominion") was terminated as Advisor to the Partnership on February 15, 2002.

     Pursuant to the terms of the Management Agreements (the "Management Agreements"), the Partnership pays Campbell, Dominion, Graham and Willowbridge a monthly management fee equal to 1/6 of 1% (2% per year) of Net Assets, Winton will receive a monthly management fee equal to 1/12 of 1.50% (1.50% per year), allocated to the Advisor as of the end of each month. For the period January 1, 2000 through February 29, 2000, Stonebrook was paid a monthly management fee equal to 1/16 of 1% (0.75% per year) of a fixed notional account size of $75,000,000. Effective March 1, 2000, Stonebrook receives a monthly management fee equal to 1/20 of 1% (0.60% per year) of a fixed notional account size determined on a monthly basis by the General Partner. In addition, the Partnership is obligated to pay each Advisor, except Stonebrook, 20% of the New Trading Profits, as defined in the Management Agreements, earned by each Advisor to the Partnership in each calendar quarter. Stonebrook does not receive an incentive fee. For the period January 1, 2000 through June 30, 2000, the Partnership was obligated to pay John W. Henry & Company, Inc. a monthly management fee equal to 1/3 of 1% (4% per year) and an incentive fee payable quarterly equal to 15% of the New Trading Profits, as defined in the Management Agreement.

     The Partnership has entered into a Customer Agreement with SSB (the "Customer Agreement") which provides that the Partnership pays SSB a monthly brokerage fee equal to 11/24 of 1% of month-end Net Assets allocated to the Advisors (5.5% per year) in lieu of brokerage commissions on a per trade basis. Persons investing $1,000,000 or more will pay a reduced brokerage fee of 7/24 of 1% of month-end Net Assets (3.5% per year), receiving the differential between this reduced fee and 5.5% per year in the form of additional Units. SSB pays a portion of its brokerage fees to its financial consultants who have sold Units and who are registered as associated persons with the Commodity Futures Trading Commission (the "CFTC"). The Partnership pays for National Futures Association ("NFA") fees, exchange and clearing fees, give-up and user fees and floor brokerage fees. The Customer Agreement between the Partnership and SSB gives the Partnership the legal right to net unrealized gains and losses. Brokerage fees will be paid for the life of the Partnership, although the rate at which such fees are paid may be changed.

     In addition, SSB pays the Partnership interest on 80% of the average daily equity maintained in cash in its account during each month at a 30-day U.S. Treasury bill rate determined weekly by SSB based on the average non-competitive yield on 3-month U.S. Treasury bills maturing in 30 days from the date on which such weekly rate is determined.

     (b) Financial information about industry segments. The Partnership's business consists of only one segment, speculative trading of commodity interests. The Partnership does not engage in sales of goods or services. The Partnership's net income (loss) from operations for the years ended December 31, 2002, 2001, 2000, 1999 and 1998 is set forth under "Item 6. Selected Financial Data". The Partnership capital as of December 31, 2002 was $68,061,947.

         (c)   Narrative description of business.
               See Paragraphs (a) and (b) above.
               (i) through (xii) - Not applicable.
               (xiii) - The Partnership has no employees.

          (d) Financial Information About Geographic Areas. The Partnership does not engage in sales of goods or services, or own any long lived assets, and therefore this item is not applicable.

Item 2.  Properties.

     The Partnership does not own or lease any properties. The General Partner operates out of facilities provided by its affiliate, SSB.

Item 3.  Legal Proceedings.

     This section describes the major pending legal proceedings, other than ordinary routine litigation incidental to the business, to which Salomon Smith Barney Holdings Inc. ("SSBHI") or its subsidiaries is a party or to which any of their property is subject. There are no material legal proceedings pending against the Partnership or the General Partner.

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

     In December 1996, a complaint seeking unspecified monetary damages was filed by Orange County, California against numerous brokerage firms, including SSB, in the U.S. Bankruptcy Court for the Central District of California (County of Orange et al. v. Bear Stearns & Co. Inc. et al.). The complaint alleged, among other things, that the brokerage firms recommended and sold unsuitable securities to Orange County. SSB and the remaining brokerage firms settled with Orange County in mid 1999. SSB paid $1,333,333 to settle this matter.

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

     In November 1998, a class action complaint was filed in the U.S. District Court for the Middle District of Florida (Dwight Brock as Clerk for Collier County v. Merrill Lynch, et al.). The complaint alleged that, pursuant to a nationwide conspiracy, 17 broker-dealer defendants, including SSB, charged excessive mark-ups in connection with advanced refunding transactions. Among other relief, plaintiffs sought compensatory and punitive damages, restitution and/or rescission of the transactions and disgorgement of alleged excessive profits. In October 1999, the plaintiff filed a second amended complaint. In November 1999, SSB moved to dismiss the amended complaint. In May 2001, the parties reached and the court preliminarily approved a tentative settlement. SSB paid $1,063,457 to settle this matter and in September 2001, the court approved the settlement.

     In connection with the Louisiana and Florida matters, the IRS and SEC conducted an industry-wide investigation into the pricing of Treasury securities in advanced refunding transactions. In April 2000, SSB and several other broker-dealers entered into a settlement with the IRS and the SEC. Thereafter, the plaintiffs filed voluntary discontinuances.

     In December 1998, SSB was one of 28 market making firms that reached a settlement with the SEC in the matter titled In the Matter of Certain Market Making Activities on NASDAQ. As part of the settlement of that matter, SSB, without admitting or denying the factual allegations, agreed to an order which required that it: (i) cease and desist from committing or causing any violations of Sections 15(c)(1) and (2) of the Securities Exchange Act of 1934 and SEC Rules 15c1-2, 15c2-7 and 17a-3 thereunder, (ii) pay penalties totaling approximately $760,000 and (iii) submit certain policies and procedures to an independent consultant for review.

     In March 1999, a complaint seeking in excess of $250 million was filed by a hedge fund and its investment advisor against SSB in the Supreme Court of the State of New York, County of New York (MKP Master Fund, LDC et al. v. Salomon Smith Barney Inc.). The complaint included allegations that, while acting as prime broker for the hedge fund, SSB breached its contracts with plaintiffs, misused their monies and engaged in tortious conduct, including breaching its fiduciary duties. SSB asked the court to dismiss the complaint in full. In October 1999, the court dismissed the tort claims, including the breach of fiduciary duty claims. The court allowed the breach of contract and conversion claims to stand. In December 1999, SSB filed an answer and asserted counterclaims against the investment advisor. In response to plaintiff's motion to strike out the counterclaims, in January 2000, SSB amended its counterclaims against the investment advisor to seek indemnification and contribution. Plaintiffs moved to strike SSB's amended counterclaims in February 2000. In September 2000, the court denied plaintiffs' motion to dismiss SSB's counterclaims based on indemnification and contribution. In August 2002, SSB filed a motion for summary judgment.

     In April 2002, numerous class action complaints were filed against Salomon Smith Barney and other investment banks in the U.S. District Court for the Southern District of New York alleging violations of certain federal securities laws (including Section 11 of the Securities Act of 1933 and Section 10(b) of the Securities Exchange Act of 1934) with respect to the allocation of shares for certain initial public offerings and related aftermarket transactions and damage to investors caused by allegedly biased research analyst reports. On February 19, 2003, the court issued an opinion denying the defendants' motion to dismiss. Also pending in the Southern District of New York against SSB and other investment banks are several alleged class actions which have been consolidated into a single class action alleging violations of certain federal and state antitrust laws in connection with the allocation of shares in initial public offerings underwritten by such parties. The defendants in these actions have moved to dismiss the consolidated amended complaint but the court has not yet rendered a decision on those motions.

     In April 2002, Citigroup and, in one case, SSB were named as defendants along with, among others, commercial and/or investment banks, certain current and former Enron officers and directors, lawyers and accountants in two alleged consolidated class action complaints that were filed in the U.S. District Court for the Southern District of Texas seeking unspecified damages. One action, brought on behalf of individuals who purchased Enron securities (Newby, et al.
v. Enron Corp., et al.), alleges violations of Sections 11 and 15 of the Securities Act of 1933 and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and the other action, brought on behalf of current and former Enron employees (Tittle, et al. v. Enron Corp., et al.), alleges violations of ERISA and RICO, as well as negligence and civil conspiracy. On May 8, 2002, Citigroup and SSB filed motions to dismiss the complaints. On December 19, 2002, the motions to dismiss the Newby complaint were denied. The motion to dismiss the complaint in Tittle remains pending.

     Since April 2002, SSB and several other broker dealers have received subpoenas and/or requests for information from various governmental and self-regulatory agencies and Congressional committees, including the NASD Inc. which has raised issues about SSB's internal e-mail retention practices and research on Winstar Communications, Inc. With respect to Winstar, SSB has entered into a settlement agreement. SSB agreed to pay a penalty in the amount of $5 million and did not admit to any wrongdoing. With respect to other such matters, on December 20, 2002, Citigroup and a number of other broker/dealers reached a settlement-in-principle with the SEC, the NASD Inc., the New York Stock Exchange (the "NYSE") and the Attorney General of New York of all issues raised in their research, initial public offerings allocation and spinning-related inquiries. In addition, with respect to issues raised by the NASD, the NYSE and the SEC about SSB's and other firms' e-mail retention practices, SSB and several other broker/dealers and the NASD, the NYSE and the SEC entered into a settlement agreement in December 2002. SSB agreed to pay a penalty in the amount of $1.65 million and did not admit to any allegation of wrongdoing.

     Since May 2002, Citigroup, SSB and certain principals, executive officers and current and former employees have been named as defendants in a number of alleged class action complaints filed in the U.S. District Court for the Southern District of New York by purchasers of various securities alleging they violated federal securities law, including Sections 10 and 20 of the Securities Exchange Act of 1934 by issuing research reports without reasonable basis and failing to disclose conflicts of interest in connection with published investment research, including Global Crossing, WorldCom, Inc., AT&T, Winstar, Rhythm Net Connections, Level 3 Communications, MetroMedia Fiber Network, XO Communications and Williams Communications Group Inc. Nearly all of these actions are pending before a single judge in the U.S. District Court for the Southern District of New York for coordinated proceedings. The court has consolidated these actions into nine separate categories corresponding to the companies named above.

     Additional actions have been filed against Citigroup and certain of its affiliates, including SSB, and certain of their current and former directors, officers and employees, along with other parties, including: (1) three putative class actions filed in state courts and federal courts on behalf of persons who maintained accounts with SSB asserting, among other things, common law claims, claims under state statutes, and claims under the Investment Advisers Act of 1940, for allegedly failing to provide objective and unbiased investment research and investment management, seeking, among other things, return of fees and commissions; (2) approximately fifteen actions filed in different state courts by individuals asserting, among other claims, common law claims and claims under state securities laws, for allegedly issuing research reports without a reasonable basis in fact and for allegedly failing to disclose conflicts of interest with companies in connection with published investment research, including Global Crossing and WorldCom, Inc.; (3) approximately five actions filed in different state courts by pension and other funds asserting common law claims and statutory claims under, among other things, state and federal securities laws, for allegedly issuing research reports without a reasonable basis in fact and for allegedly failing to disclose conflicts of interest with companies in connection with published investment research, including WorldCom, Inc. and Qwest Communications International Inc.; and (4) more than two hundred arbitrations asserting common law claims and statutory claims under, among other things, state and federal securities laws, for allegedly issuing research reports without a reasonable basis in fact and for allegedly failing to disclose conflicts of interest with companies in connection with published investment research.

     In July 2002, Citigroup, SSB and various of its affiliates and certain of their officers and other employees were named as defendants, along with, among others, commercial and/or investment banks, certain current and former Enron officers and directors, lawyers and accountants in an alleged class action filed in the U.S. District Court for the Southern District of New York on behalf of purchasers of the Yosemite Notes and Enron Credit-Linked Notes, among other securities (Hudson Soft Co., Ltd v. Credit Suisse First Boston Corporation, et al.). The complaint alleges violations of RICO and of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and seeks unspecified damages.

     Additional actions have been filed against Citigroup and certain of its affiliates, including SSB, along with other parties, including (i) three actions brought in state courts by state pension plans for alleged violations of state securities law and common law fraud and unjust enrichment; (ii) an action by banks that participated in two Enron revolving credit facilities, alleging fraud, gross negligence and breach of implied duties in connection with defendants' administration of a credit facility with Enron; (iii) an action brought by several funds in connection with secondary market purchases of Enron Corp. debt securities alleging violations of federal securities law, including
Section 11 of the Securities Act of 1933, and claims for fraud and misrepresentation; (iv) a series of alleged class actions by purchasers of NewPower Holdings common stock alleging violations of federal securities law, including Section 11 of the Securities Act of 1933 and Section 10(b) of the Securities Exchange Act of 1934; (v) an action brought by two investment funds in connection with purchases of Enron-related securities for alleged violations of state securities and unfair competition statutes; (vi) an action brought by several investment funds and fund owners in connection with purchases of notes of the Osprey I and Osprey II Trusts for alleged violation of state and federal securities laws and claims for common law fraud, misrepresentation and conspiracy; (vii) an action brought by several investment funds and fund owners in connection with purchases of notes of the Osprey I and Osprey II Trusts for alleged violation of state and federal securities laws and state unfair competition laws and claims for common law fraud and misrepresentation; (viii) an action brought by the Attorney General of Connecticut in connection with various commercial and investment banking services provided to Enron; (ix) a putative class action brought by clients of SSB in connection with research reports concerning Enron, alleging breach of contract; (x) actions brought by several investment funds in connection with the purchase of notes and/or certificates of the Osprey Trusts, the Marlin Trust, and the Marlin Water trust, as well as the purchase of other Enron or Enron-related securities, alleging violation of state and federal securities laws, and common law civil conspiracy and fraud; (xi) an action brought by a retirement and health benefits plan in connection with the purchase of certain Enron notes, alleging violation of federal securities law, including Section 11 of the Securities Act of 1933, as amended, violations of state securities and unfair competition law, and common law fraud and breach of fiduciary duty; and (xii) an action brought by two broker/dealers in connection with the purchase of certain notes, alleging violation of federal and state securities laws. Several of these cases have been consolidated with the Newby action and stayed pending the Court's decision on the pending motions of certain defendants to dismiss Newby.

     Additionally, Citigroup and certain of its affiliates, including SSB, have provided substantial information to, and have entered into substantive discussions with, the Securities and Exchange Commission regarding certain of their transactions with Enron and a transaction with Dynegy Inc. Citigroup and certain of its affiliates, including SSB, also have received subpoenas and requests for information from various other regulatory and governmental agencies and Congressional committees, as well as from the Special Examiner in the Enron bankruptcy, regarding certain transactions and business relationships with Enron and its affiliates. Citigroup and such affiliates, including SSB, are cooperating fully with all such requests.

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

     On October 11, 2002, the Above Paradise and Municipal Police Employees lawsuits filed in the United States District Court for the Southern District of New York were superseded by the filing of a consolidated putative class action complaint in the United States District Court for the Southern District of New York (In Re Worldcom, Inc. Securities Litigation). In the consolidated complaint, in addition to the claims of violations by the underwriters of the federal securities law, including Sections 11 and 12 of the Securities Act of 1933, as amended, the plaintiffs allege violations of Section 10(b) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder, by SSB arising out of alleged conflicts of interest of SSB and Jack Grubman. The plaintiffs continue to seek unspecified compensatory damages. In addition to the consolidated class action complaint, the Southern District of Mississippi class action has been transferred by the Judicial Panel on MultiDistrict Litigation to the Southern District of New York for centralized pre-trial proceedings with other WorldCom-related actions.

     In addition to the several putative class actions that have been commenced, certain individual actions have been filed in various federal and state courts against Citigroup and SSB, along with other parties, concerning WorldCom debt securities including individual state court actions brought by approximately 18 pension funds and other institutional investors in connection with the underwriting of debt securities of WorldCom alleging violations of Section 11 of the Securities Act of 1933, as amended, and, in one case, violations of various state securities laws and common law fraud. Most of these actions have been removed to federal court and have been transferred to the Southern District of New York for centralized pre-trial proceedings with other WorldCom-related actions.

     A putative class action on behalf of participants in WorldCom's 401(k) salary savings plan and those WorldCom benefit plans covered by ERISA alleging violations of ERISA and common law fraud (Emanuele V. Worldcom, Inc., Et Al.), which was commenced in the United States District Court for the District of Columbia, also has been transferred by the Judicial Panel on MultiDistrict Litigation to the Southern District of New York for centralized pre-trial proceedings with other WorldCom-related actions. In December 2002, the claims against SSB and the other underwriters were dismissed without prejudice.

     On or about January 27, 2003, lead plaintiff in a consolidated putative class action in the United States District Court for the District of New Jersey (In Re AT&T Corporation Securities Litgation) sought leave to amend its complaint on behalf of purchasers of AT&T common stock asserting claims against, among others, AT&T Corporation, to add as named defendants Citigroup, SSB and certain executive officers and current and former employees, asserting claims under federal securities laws for allegedly issuing research reports without a reasonable basis in fact and for allegedly failing to disclose conflicts of interest with AT&T in connection with published investment research.

     On or about January 28, 2003, lead plaintiff in a consolidated putative class action in the United States District Court for the Southern District of New York (In Re Global Crossing, Ltd. Securities Litigation) filed a consolidated complaint on behalf of purchasers of the securities of Global Crossing and its subsidiaries, which names as defendants, among others, Citigroup, SSB and certain executive officers and current and former employees, asserting claims under federal securities laws for allegedly issuing research reports without a reasonable basis in fact and for allegedly failing to disclose conflicts of interest with Global Crossing in connection with published investment research.

     SSBHI and various subsidiaries have also been named as defendants in various matters incident to and typical of the businesses in which they are engaged. These include numerous civil actions, arbitration proceedings and other matters in which SSBHI's broker-dealer subsidiaries have been named, arising in the normal course of business out of activities as a broker and dealer in securities, as an underwriter of securities, as an investment banker or otherwise. In the opinion of SSBHI's management, none of these actions is expected to have a material adverse effect on the results of operations, consolidated financial condition or liquidity of SSBHI and its subsidiaries.

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

          (b) Holders. The number of holders of Units of Limited Partnership Interest as of December 31, 2002 was 3,200.

          (c) Distribution. The Partnership did not declare a distribution in 2002 or 2001.

          (d) Use of Proceeds: For the twelve months ended December 31, 2002, there were additional sales of 9.1776 Units totaling $11,163. For the twelve months ended December 31, 2001, there were additional sales of 20.7023 Units totaling $24,751. For the twelve months ended December 31, 2000, there were additional sales of 49.4149 Units totaling $61,337.

               Proceeds from the sale of additional Units are used in the trading of commodity interests including futures contracts, options and forward contracts.

Item 6. Selected Financial Data. Realized and unrealized trading gains (losses), interest income, net income (loss) and increase (decrease) in Net Asset Value per Unit for the years ended December 31, 2002, 2001, 2000, 1999 and 1998 and total assets at December 31, 2002, 2001, 2000, 1999 and 1998 were as follows:

                                   2002               2001             2000             1999           1998

Realized and unrealized
 trading gains (losses) net
 of brokerage commissions
 and clearing fees of
 $3,930,667, $4,686,916,
 $5,795,482, $7,950,768,
 and $8,540,127,
 respectively                 $  16,374,175    $  (2,355,466)   $  (8,911,325)   $  (8,806,023)   $  11,635,004


Interest income                     816,470        2,044,447        4,241,957        4,687,547        5,203,988


                              $  17,190,645    $    (311,019)   $  (4,669,368)   $  (4,118,476)   $  16,838,992

Net income (loss)             $  12,647,726    $  (3,195,464)   $  (7,766,838)   $  (9,063,470)   $   9,913,148


Increase(decrease) in Net
 Asset Value per Unit         $      257.21    $      (52.73)   $      (89.14)   $      (94.66)   $       99.32


Total assets                  $  69,064,973    $  67,123,600    $  83,024,864    $ 120,563,424    $ 146,464,780

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

     (7) The Advisor may, from time to time, employ trading strategies such as spreads or straddles on behalf of the Partnership. The term "spread" or
"straddle" describes a commodity futures trading strategy involving the simultaneous buying and selling of futures contracts on the same commodity but involving different delivery dates or markets and in which the trader expects to earn a profit from a widening or narrowing of the difference between the prices of the two contracts.


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

     (b) Capital resources. (i) The Partnership has made no material commitments for capital expenditures as of the end of the latest fiscal period.

     (ii) The Partnership's capital consists of the capital contributions of the partners as increased or decreased by gains or losses on commodity futures trading, and by expenses, interest income, redemptions of Units and distributions of profits, if any. Gains or losses on commodity trading cannot be predicted. Market moves in commodities are dependent upon fundamental and technical factors which the Partnership may or may not be able to identify. Partnership expenses will consist of, among other things, commissions, management fees and incentive fees. The level of these expenses is dependent upon the level of trading and the ability of the Advisors to identify and take advantage of price movements in the commodity markets, in addition to the level of net assets maintained. The amount of interest income payable by SSB is dependent upon interest rates over which the Partnership has no control.


     No forecast can be made as to the level of redemptions in any given period. A limited partner may cause all of his Units to be redeemed by the Partnership at the Net Asset Value thereof as of the last day of each month on ten days' written notice to the General Partner. No fee will be charged for redemptions. For the year ended December 31, 2002, 9,179.2695 Units were redeemed totaling $10,965,683. For the year ended December 31, 2001, 9,178.3060 Units were redeemed totaling $10,959,595. For the year ended December 31, 2000, 23,914.7410

Units were redeemed totaling $29,303,982.

     The Partnership ceased to offer Units effective April 1, 1996. Additional sales of 9.1776 Units totaling $11,163 for the year ending December 31, 2002,
20.7023 Units totaling $24,751 for the year ending December 31, 2001 and 49.4149 Units totaling $61,337 for the year ending December 31, 2000, represent additional Units offered as the differential between the ordinary brokerage fee and the reduced brokerage fee to existing limited partners investing $1,000,000 or more.

     (c) Results of Operations.

     For the year ended December 31, 2002, the Net Asset Value per Unit increased 22.1% from $1,161.22 to $1,418.43. For the year ended December 31, 2001, the Net Asset Value per Unit decreased 4.3% from $1,213.95 to $1,161.22. For the year ended December 31, 2000, the Net Asset Value per Unit decreased 6.8% from $1,303.09 to $1,213.95.

     The Partnership experienced net trading gains of $20,304,842 before commissions and expenses in 2002. Gains were primarily attributable to the trading of U.S. and non-U.S. interest rates, currencies, livestock, indices and grains and were partially offset by losses recognized in the trading of energy, softs and metals.

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

     (e) Critical Accounting Policies

The General Partner believes that the accounting policies that will be most critical to the Partnership's financial condition and results of operations relate to the valuation of the Partnership's positions. The majority of the Partnership's positions will be exchange-traded futures contracts, which will be valued daily at settlement prices published by the exchanges. If applicable, the Partnership's spot and forward foreign currency contracts will also be valued at published daily settlement prices or at dealers' quotes. The General Partner expects that under normal circumstances substantially all of the Partnership's assets will be valued by objective measures and without difficulty.

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

The Partnership's Trading Value at Risk in Different Market Sectors

     The following table indicates the trading Value at Risk associated with the Partnership's open positions by market category as of December 31, 2002 and the highest and lowest value at any point during the year. All open position trading risk exposures of the Partnership have been included in calculating the figures set forth below. As of December 31, 2002, the Partnership's total capitalization was approximately $68,061,947.

                                December 31, 2002

                                                                          Year to  Date
                                                    % of Total        High             Low
Market Sector                   Value at Risk    Capitalization   Value at Risk   Value at Risk

Currencies
-Exchange Traded Contracts        $ 1,180,345         1.73%        $2,717,416     $  506,770
-OTC Contracts                        857,002         1.26%         1,440,741        679,944
Energy                              2,200,600         3.23%         2,523,100        171,800
Grains                                265,962         0.39%           741,782         93,826
Interest rates U.S.                   746,000         1.10%         1,238,000        180,300
Interest rates Non-U.S.             2,151,659         3.16%         3,004,497        549,484
Livestock                              46,800         0.07%           124,650         15,350
Metals
 - Exchange Traded Contracts          191,200         0.28%           953,900         90,100
 - OTC Contracts                       98,125         0.14%           689,975         75,875
Softs                                 216,363         0.32%           490,238        149,845
Indices                               281,850         0.41%         2,838,322        231,546
Lumber                                 12,000         0.02%            26,200          1,300
                                    ---------         ----
Total                              $8,247,906        12.11%
                                    ---------        -----

As  of  December  31,  2001,  the   Partnership's   total   capitalization   was
approximately $66,368,741.

                                December 31, 2001


                                                                          Year to  Date
                                                    % of Total        High             Low
Market Sector                   Value at Risk    Capitalization   Value at Risk   Value at Risk

Currencies
-Exchange Traded Contracts        $1,438,612          2.17%        $2,016,783     $  683,915
-OTC Contracts                     1,444,918          2.18%         1,828,788         53,800
Energy                             1,413,300          2.13%         2,065,852        247,200
Grains                               313,294          0.47%           683,174          9,200
Interest rates U.S.                  191,325          0.29%         1,522,884        146,035
Interest rates Non-U.S.              725,240          1.09%         3,638,563        669,473
Livestock                             77,824          0.12%           243,220          3,600
Metals
 - Exchange Traded Contracts         264,800          0.40%           426,200         63,000
 - OTC Contracts                     103,400          0.16%           504,650         24,450
Softs                                223,514          0.33%           438,420         28,700
Indices                            1,508,367          2.27%         2,779,410        227,165
Lumber                                 3,900          0.01%            20,200            950
                                   ---------         -----
Total                            $ 7,708,494         11.62%
                                   --------          -----

Material Limitations on Value at Risk as an Assessment of Market Risk

     The face value of the market sector instruments held by the Partnership is typically many times the applicable maintenance margin requirement (margin requirements generally range between 2% and 15% of contract face value) as well as many times the capitalization of the Partnership. The magnitude of the Partnership's open positions creates a "risk of ruin" not typically found in most other investment vehicles. Because of the size of its positions, certain market conditions -- unusual, but historically recurring from time to time -- could cause the Partnership to incur severe losses over a short period of time. The foregoing Value at Risk table -- as well as the past performance of the Partnership -- give no indication of this "risk of ruin."

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

Qualitative Disclosures Regarding Primary Trading Risk Exposures

     The following qualitative disclosures regarding the Partnership's market risk exposures - except for (i) those disclosures that are statements of historical fact and (ii) the descriptions of how the Partnership manages its primary market risk exposures - constitute forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. The Partnership's primary market risk exposures as well as the strategies used and to be used by the General Partner and the Advisors for managing such exposures are subject to numerous uncertainties, contingencies and risks, any one of which could cause the actual results of the Partnership's risk controls to differ materially from the objectives of such strategies. Government interventions, defaults and expropriations, illiquid markets, the emergence of dominant fundamental factors, political upheavals, changes in historical price relationships, an influx of new market participants, increased regulation and many other factors could result in material losses as well as in material changes to the risk exposures and the management strategies of the Partnership. There can be no assurance that the Partnership's current market exposure and/or risk management strategies will not change materially or that any such strategies will be effective in either the short- or long- term. Investors must be prepared to lose all or substantially all of their investment in the Partnership

     The following were the primary trading risk exposures of the Partnership as of December 31, 2002, by market sector.

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

     Stock Indices. The Partnership's primary equity exposure is to equity price risk in the G-7 countries. The stock index futures traded by the Partnership are limited to futures on broadly based indices. As of December 31, 2002, the Partnership's primary exposures were in the S&P500, NASDAQ and Nikkei (Japan) stock indices. The Partnership is primarily exposed to the risk of adverse price trends or static markets in the major U.S., European and Japanese indices. (Static markets would not cause major market changes but would make it difficult for the Partnership to avoid being "whipsawed" into numerous small losses.)

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

     Softs. The Partnership's primary commodities exposure is to agricultural price movements which are often directly affected by severe or unexpected weather conditions. Corn and wheat accounted for the substantial bulk of the Partnership's commodity exposure as of December 31, 2002.

     Energy. The Partnership's primary energy market exposure is to gas and oil price movements, often resulting from political developments in the Middle East. Oil prices can be volatile and substantial profits and losses have been and are expected to continue to be experienced in this market.

Qualitative Disclosures Regarding Non-Trading Risk Exposure

     The following were the only non-trading risk exposures of the Partnership as of December 31, 2002.

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

Item 8.    Financial Statements and Supplementary Data.




                   SMITH BARNEY DIVERSIFIED FUTURES FUND L.P.
                          INDEX TO FINANCIAL STATEMENTS


                                                            Page
                                                           Number

     Oath of Affirmation.                                    F-2

     Reports of Independent Accountants.                  F-3 - F-4

     Financial Statements:
     Statements of Financial Condition at
     December 31, 2002 and 2001.                            F-5

     Condensed Schedules of Investments at
     December 31, 2002 and 2001.                          F-6 - F-7

     Statements of Income and Expenses
     for the years ended December 31, 2002
     2001 and 2000.                                          F-8

     Statements of Partners' Capital for
     the years ended December 31, 2002,
     2001 and 2000.                                          F-9

     Notes to Financial Statements.                      F-10 - F-14

     Selected unaudited quarterly financial
     data.                                                   F-15

                           To The Limited Partners of
                                  Smith Barney
                          Diversified Futures Fund L.P.

To the best of the knowledge and belief of the undersigned, the information contained herein is accurate and complete.






By:    /s/ Daniel R. McAuliffe, Jr.
           Daniel R. McAuliffe, Jr.
           Chief Financial Officer and Director
           Smith Barney Futures Management LLC
           General Partner, Smith Barney
            Diversified Futures Fund L.P.


Smith Barney Futures Management LLC
388 Greenwich Street
7th Floor
New York, N.Y.  10013
212-723-5424

                         Report of Independent Auditors

To the Partners of
   Smith Barney Diversified Futures Fund L.P.:

We have audited the accompanying statement of financial condition of Smith Barney Diversified Futures Fund L.P. (the Partnership), including the condensed schedule of investments, as of December 31, 2002, and the related statements of income and expenses, and partners' capital for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of the Partnership as of December 31, 2001 and for the years ended December 31, 2001 and 2000 were audited by other auditors whose report dated February 28, 2002 expressed an unqualified opinion on those statements.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Smith Barney Diversified Futures Fund L.P. as of December 31, 2002, and the results of its operations and changes in its partners' capital for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

KPMG LLP
New York, New York
March 7, 2003

                        Report of Independent Accountants

To the Partners of
   Smith Barney Diversified Futures Fund L.P.:

In our opinion, the accompanying statement of financial condition, including the condensed schedule of investments, and the related statements of income and expenses and of partners' capital present fairly, in all material respects, the financial position of Smith Barney Diversified Futures Fund L.P. at December 31, 2001, and the results of its operations for each of the two years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the management of the General Partner; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these financial statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by the management of the General Partner, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.


PricewaterhouseCoopers LLP
New York, New York
February 28, 2002

                                  Smith Barney
                          Diversified Futures Fund L.P.
                        Statements of Financial Condition
                           December 31, 2002 and 2001

                                                                                       2002                  2001
Assets:
Equity in commodity futures trading account:
   Cash (restricted $10,243,181 and $8,487,086 in 2002 and 2001,
   respectively) (Note 3c)                                                         $64,057,301           $63,493,595
   Net unrealized appreciation on open positions*                                    4,954,354             2,703,661
   Commodity options owned, at fair value (cost $0 and $1,752,250
     in 2002 and 2001, respectively)                                                        --               849,250
                                                                                 -------------         -------------
                                                                                    69,011,655            67,046,506
  Interest receivable                                                                   53,318                77,094
                                                                                 -------------         -------------
                                                                                   $69,064,973           $67,123,600
                                                                                 --------------        --------------

Liabilities and Partners' Capital:
Liabilities:
  Accrued expenses:
   Commissions (Note 3c)                                                             $ 320,817             4 308,245
   Management fees (Note 3b)                                                           143,470               153,342
   Incentive fees (Note 3b)                                                             55,035                     -
   Professional fees                                                                    65,161                63,828
   Other                                                                                 6,271                11,854
  Redemptions payable (Note 5)                                                         412,272               217,590
                                                                                 -------------         -------------
                                                                                     1,003,026               754,859
                                                                                 -------------         -------------
Partners' capital (Notes 1 and 5):
  General Partner, 1,276.7484 and 2,048.9308 Units equivalents
    outstanding in 2002 and 2001, respectively                                       1,810,978             2,379,259
  Limited Partners, 46,707.3718 and 55,105.2813 Units of Limited
    Partnership Interest outstanding in 2002 and 2001, respectively                 66,250,969            63,989,482
                                                                                 -------------         -------------
                                                                                    68,061,947            66,368,741
                                                                                 -------------         -------------
                                                                                   $69,064,973           $67,123,600
                                                                                 --------------        --------------


  * Forward contracts included in this balance are presented gross in the accompanying Condensed Schedule of Investments.
  See accompanying notes to financial statements.

                   Smith Barney Diversified Futures Fund L.P.
                        Condensed Schedule of Investments
                                December 31, 2002

Sector                                             Contract                                                      Fair Value

Currencies                                         Futures contracts purchased 2.42%                             $1,648,464
                                                   Futures contracts sold 0.06%                                      39,145
                                                                                                                 ----------
                                                     Total futures contracts 2.48%                                1,687,609

                                                   Unrealized appreciation on forward contracts 2.64%             1,794,109
                                                   Unrealized depreciation on forward contracts (2.12)%          (1,442,027)
                                                                                                                 ----------
                                                     Total forward contracts 0.52%                                  352,082
                                                                                                                 ----------

     Total Currencies 3.00%                                                                                       2,039,691
                                                                                                                 ----------

Total Energy 0.82%                                 Futures contracts purchased 0.82%                                559,848
                                                                                                                 ----------

Grains                                             Futures contracts purchased (0.03)%                              (17,701)
                                                   Futures contracts sold 0.31%                                     211,274
                                                                                                                 ----------
     Total Grains 0.28%                                                                                             193,573
                                                                                                                 ----------

Total Interest Rates U.S. 0.74%                    Futures contracts purchased 0.74%                                504,413
                                                                                                                 ----------

Interest Rates Non-U.S.                            Futures contracts purchased 2.39%                              1,626,124
                                                   Futures contracts sold (0.02)%                                   (14,486)
                                                                                                                 ----------
     Total Interest Rates Non-U.S. 2.37%                                                                          1,611,638
                                                                                                                 ----------

Total Livestock 0.03%                              Futures contracts purchased 0.03%                                 20,199
                                                                                                                 ----------

Metals                                             Futures contracts purchased 0.39%                                267,635
                                                   Futures contracts sold 0.00% *                                       (38)
                                                                                                                 ----------
                                                     Total Futures contracts 0.39%                                  267,597
                                                   Unrealized appreciation on forward contracts 0.16%               107,580
                                                   Unrealized depreciation on forward contracts (1.00)%            (684,000)
                                                                                                                 ----------
                                                     Total forward contracts (0.84)%                               (576,420)
                                                                                                                 ----------
     Total Metals (0.45)%                                                                                          (308,823)
                                                                                                                 ----------

Softs                                              Futures contracts purchased 0.22%                                154,672
                                                   Futures contracts sold 0.04%                                      26,226
                                                                                                                 ----------
     Total Softs 0.26%                                                                                              180,898
                                                                                                                 ----------

Indices                                            Futures contracts purchased (0.05)%                              (39,594)
                                                   Futures contracts sold 0.28%                                     192,753
                                                                                                                 ----------
     Total Indices 0.23%                                                                                            153,159
                                                                                                                 ----------

Total Lumber 0.00% *                               Futures contracts sold 0.00% *                                      (242)
                                                                                                                 ----------

Total Fair Value 7.28%                                                                                           $4,954,354
                                                                                                                  ---------

                                                           Investments         % of Investments
             Country Composition                          at Fair Value           at Fair Value
           ----------------------                        ----------------        --------------
           Australia                                        $    122,881                2.48%
           Canada                                                 79,168                1.60
           France                                                 (5,648)              (0.11)
           Germany                                               688,910               13.90
           Hong Kong                                              36,610                0.74
           Japan                                                 169,176                3.41
           Spain                                                  (4,767)              (0.10)
           United Kingdom                                        137,533                2.78
           United States                                       3,730,491               75.30
                                                              ----------              -------
                                                              $4,954,354              100.00%
                                                               =========              =======

Percentages are based on Partners' capital unless otherwise indicated
* Due to rounding
See accompanying notes to financial statements.

                   Smith Barney Diversified Futures Fund L.P.
                        Condensed Schedule of Investments
                                December 31, 2001

Sector                                             Contract                                                      Fair Value

Energy                                             Futures contracts purchased (0.06)%                           $  (40,499)
                                                   Futures contracts sold (0.19)%                                  (126,734)
                                                                                                                 ----------
     Total Energy - (0.25)%                                                                                        (167,233)
                                                                                                                 ----------
Grains                                             Futures contracts purchased (0.01)%                               (4,000)
                                                   Futures contracts sold 0.42%                                     280,846
                                                                                                                 ----------
     Total Grains - 0.41%                                                                                           276,846
                                                                                                                 ----------
Interest Rates U.S.                                Futures contracts purchased 0.07%                                 48,625
                                                   Futures contracts sold 0.03%                                      14,496
                                                                                                                 ----------
     Total Interest Rates U.S. - 0.10%                                                                               63,121
                                                                                                                 ----------
Interest Rates Non-U.S.                            Futures contracts purchased (0.19)%                             (129,572)
                                                   Futures contracts sold 0.29%                                     194,860
                                                                                                                 ----------
     Total Interest Rates Non-U.S. - 0.10%                                                                           65,288
                                                                                                                 ----------
Livestock                                          Futures contracts purchased 0.06%                                 42,050
                                                   Futures contracts sold (0.08)%                                   (57,934)
                                                                                                                 ----------
     Total Livestock - (0.02)%                                                                                      (15,884)
                                                                                                                 ----------
Metals                                             Futures contracts purchased 0.12%                                 82,041
                                                   Futures contracts sold (0.55)%                                  (365,357)
                                                                                                                 ----------
     Total Metals - (0.43)%                                                                                        (283,316)
                                                                                                                 ----------
Currencies                                         Exchange contracts purchased 0.75%                               501,553
                                                   Exchange contracts sold 1.38%                                    914,350
                                                                                                                 ----------
                                                     Total Exchange 2.13%                                         1,415,903

                                                   Over the counter contracts purchased 0.20%                       132,886
                                                   Over the counter contracts sold 1.47%                            974,655
                                                                                                                 ----------
                                                     Total Over the counter 1.67%                                 1,107,541
                                                                                                                 ----------
     Total Currencies - 3.80%                                                                                     2,523,444
                                                                                                                 ----------
Softs                                              Futures contracts purchased 0.19%                                125,707
                                                   Futures contracts sold (0.02)%                                   (14,192)
                                                                                                                 ----------
     Total Softs - 0.17%                                                                                            111,515
                                                                                                                 ----------
Indices                                            Futures contracts purchased 0.21%                                140,713
                                                   Futures contracts sold (0.01)%                                    (5,850)
                                                                                                                 ----------
     Total Indices - 0.20%                                                                                          134,863
                                                                                                                 ----------
Total Lumber - (0.01)%                             Futures contracts sold (0.01)%                                    (4,983)
                                                                                                                 ----------
Total Fair Value on Future and Forwards - 4.07%                                                                   2,703,661
                                                                                                                 ----------
Total Currencies - 1.28%                           Commodity options owned 1.28%                                    849,250
                                                                                                                 ----------
Total Investments - 5.35%                                                                                        $3,552,911
                                                                                                                  ---------

                                                            Investments         % of Investments
           Country Composition                              at Fair Value          at Fair Value
           ---------------------                           -------------          ------------
           Australia                                        $     18,429                0.52%
           Canada                                                 22,325                0.63
           France                                                 24,533                0.69
           Germany                                               144,855                4.08
           Hong Kong                                               3,976                0.11
           Italy                                                   1,696                0.05
           Japan                                                 (73,301)              (2.06)
           Spain                                                  (5,828)              (0.16)
           United Kingdom                                       (432,138)             (12.16)
           United States                                       3,848,364              108.32
                                                               ----------              ------
                                                               $3,552,911             100.00%
                                                                =========             ======+

Percentages are based on Partners' capital unless otherwise indicated See accompanying notes to financial statements.

                                  Smith Barney
                          Diversified Futures Fund L.P.
                        Statements of Income and Expenses
                               for the years ended
                        December 31, 2002, 2001 and 2000


                                                               2002                  2001                  2000
Income:
  Net gains (losses) on trading of commodity
   interests:
   Realized gains (losses) on closed positions and
    foreign currencies                                      $17,151,149            $4,746,492           $(2,183,567)
   Change in unrealized gains (losses) on
    open positions                                            3,153,693            (2,415,042)             (932,276)
                                                           ------------          ------------          ------------
                                                             20,304,842             2,331,450            (3,115,843)
  Interest income                                               816,470             2,044,447             4,241,957
                                                           ------------          ------------          ------------
                                                             21,121,312             4,375,897             1,126,144
                                                           ------------          ------------          ------------
Expenses:
  Brokerage commissions including clearing fees
   of $163,483, $343,071 and $267,538, respectively
   (Note 3c)                                                  3,930,667             4,686,916             5,795,482
  Management fees (Note 3b)                                   1,591,520             2,042,475             2,741,877
  Incentive fees (Note 3b)                                    2,865,987               726,162               290,312
  Professional fees                                              73,032                79,297                27,264
  Other expenses                                                 12,380                36,511                38,017
                                                           ------------          ------------          ------------
                                                              8,473,586             7,571,361             8,892,952
                                                           ------------          ------------          ------------
Net income (loss)                                           $12,647,726           $(3,195,464)          $(7,766,838)
                                                            ------------          -----------          ------------

Net income (loss) per Unit of Limited Partnership
  Interest and General Partner Unit equivalent
  (Notes 1 and 6)                                                $257.21              $(52.73)              $(89.14)
                                                            ------------          -----------          ------------




See accompanying notes to financial statements.

                                  Smith Barney
                          Diversified Futures Fund L.P.
                         Statements of Partners' Capital
                               for the years ended
                        December 31, 2002, 2001 and 2000

                                                         Limited             General
                                                         Partners            Partner             Total

Partners' capital at December 31, 1999                  $114,838,591        $2,669,941       $117,508,532
Net loss                                                  (7,584,197)         (182,641)        (7,766,838)
Sale of 49.4149 Units of Limited
  Partnership Interest                                        61,337                --             61,337
Redemption of 23,914.7410 Units of
  Limited Partnership Interest                           (29,303,982)               --        (29,303,982)
                                                        -------------       ----------         ----------
Partners' capital at December 31, 2000                    78,011,749         2,487,300         80,499,049
Net loss                                                  (3,087,423)         (108,041)        (3,195,464)
Sale of 20.7023 Units of Limited
  Partnership Interest                                        24,751                --             24,751
Redemption of 9,178.3060 Units of
  Limited Partnership Interest                           (10,959,595)               --        (10,959,595)
                                                         -----------        -----------       ------------
Partners' capital at December 31, 2001                    63,989,482         2,379,259         66,368,741
Net income                                                12,216,008           431,718         12,647,726
Sale of 9.1776 Units of Limited
  Partnership Interest                                        11,163                --             11,163
Redemption of 8,407.0871 Units of Limited
  Partnership Interest and 772.1824 Units
  of General Partnership Interest                         (9,965,684)         (999,999)       (10,965,683)
                                                          -----------       -----------       -----------
Partners' capital at December 31, 2002                   $66,250,969        $1,810,978        $68,061,947
                                                          ----------        ----------         ----------



See accompanying notes to financial statements.

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

     The General Partner and each limited partner share in the profits and losses of the Partnership in proportion to the amount of partnership interest owned by each except that no limited partner shall be liable for obligations of the Partnership in excess of their initial capital contribution and profits, if any, net of distributions.

     The Partnership will be liquidated upon the first of the following to occur: December 31, 2013; the net asset value of a Unit decreases to less than $400 as of the close of any business day; or under certain circumstances as defined in the Limited Partnership Agreement.

2.  Accounting Policies:

     a. All commodity interests (including derivative financial instruments and derivative commodity instruments) are used for trading purposes. The commodity interests are recorded on trade date and open contracts are recorded in the statement of financial condition at fair value on the last business day of the year, which represents market value for those commodity interests for which market quotations are readily available. Investments in commodity interests denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing on the last business day of the year. Realized gains (losses) and changes in unrealized gains (losses) on open positions are recognized in the period in which the contract is closed or the changes occur and are included in net gains (losses) on trading of commodity interests.

     b. The Partnership may purchase and write (sell) options. An option is a contract allowing, but not requiring, its holder to buy (call) or sell
          (put) a specific or standard commodity or financial instrument at a specified price during a specified time period. The option premium is the total price paid or received for the option contract. When the Partnership writes an option, the premium received is recorded as a liability in the statement of financial condition and marked to market daily. When the Partnership purchases an option, the premium paid is recorded as an asset in the statement of financial condition and marked to market daily.

     c. Income taxes have not been provided as each partner is individually liable for the taxes, if any, on their share of the Partnership's income and expenses.

     d. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

     e. Certain prior period amounts have been reclassified to conform to current year presentation.

3. Agreements:

    a. Limited Partnership Agreement:

     The Limited Partnership Agreement provides that the General Partner shall manage the business of the Partnership and may make all trading decisions for the Partnership.

    b. Management Agreements:

     The General Partner has entered into Management Agreements with Campbell & Co., Inc. ("Campbell"), Winton Capital Management ("Winton"). Graham Capital Management L.P. ("Graham"), Willowbridge Associates, Inc. ("Willowbridge") and Stonebrook Structured Products, LLC ("Stonebrook"), (collectively, the "Advisors"), each of which are registered commodity trading advisors. The Advisors are not affiliated with one another, are not affiliated with the General Partner or SSB and are not responsible for the organization or operation of the Partnership. The Partnership will pay Campbell, Graham and Willowbridge a monthly management fee equal to 1/6 of 1% (2% per year) of Net Assets allocated to the Advisors as of the end of each month. Winton will receive a monthly management fee equal to 1/12 of 1.5% (1.5% per year) of Net Assets allocated to the Advisor as of the end of each month. Stonebrook will receive a monthly management fee equal to 1/20 of 1% (0.60% per year) of the total Net Assets of the Partnership determined on a monthly basis by the General Partner. Month-end Net Assets, for the purpose of calculating management fees are Net Assets, as defined in the Limited Partnership Agreement, prior to the reduction of redemptions and incentive fees.

     In addition, the Partnership is obligated to pay each Advisor 20% of the New Trading Profits, as defined in the Management Agreements, earned by each Advisor for the Partnership in each calendar quarter. Stonebrook does not receive an incentive fee. Dominion Capital Management, Inc. was terminated as an Advisor to the Partnership on February 15, 2002.

      c.  Customer Agreement

          The Partnership has entered into a Customer Agreement which provides that the Partnership will pay SSB a monthly brokerage fee equal to 11/24 of 1% (5.5% per year) of month-end Net Assets in lieu of brokerage commissions on a per trade basis. Month-end Net Assets, for the purpose of calculating commissions are Net Assets, as defined in the Limited Partnership Agreement, prior to the reduction of all liabilities of the Partnership. SSB will pay a portion of brokerage fees to its financial consultants who have sold Units in this offering. Brokerage fees will be paid for the life of the Partnership, although the rate at which such fees are paid may be changed. The Partnership will pay for National Futures Association fees as well as exchange, clearing, user, give-up and floor brokerage fees. All of the Partnership's assets are deposited in the Partnership's account at SSB. The Partnership's cash is deposited by SSB in segregated bank accounts to the extent required by Commodity Futures Trading Commission regulations. At December 31, 2002 and 2001, the amount of cash held for margin requirements was $10,243,181 and $8,487,086, respectively. SSB has agreed to pay the Partnership interest on 80% of the average daily equity maintained in cash in its account during each month at a 30-day U.S. Treasury bill rate determined weekly by SSB based on the average noncompetitive yield on 3-month U.S. Treasury bills maturing in 30 days from the date on which such weekly rate is determined. The Customer Agreement between the Partnership and SSB gives the Partnership the legal right to net unrealized gains and losses. The Customer Agreement may be terminated upon notice by either party.

4. Trading Activities:

     The Partnership was formed for the purpose of trading contracts in a variety of commodity interests, including derivative financial instruments and derivative commodity instruments. The results of the Partnership's trading activities are shown in the statement of income and expenses.

     All of the commodity interests owned by the Partnership are held for trading purposes. The average fair value during the years ended December 31, 2002 and 2001, based on a monthly calculation, was $4,063,172 and $3,898,076, respectively.

5.  Distributions and Redemptions:

     Distributions of profits, if any, will be made at the sole discretion of the General Partner and at such times as the General Partner may decide. A limited partner may require the Partnership to redeem their Units at their Net Asset Value as of the last day of each month on 10 days' notice to the General Partner. No fee will be charged for redemptions.

6.  Financial Highlights:

     Changes in the net asset value per Unit of Partnership interest for the years ended December 31, 2002, 2001 and 2000 were as follows:





                                                             2002             2001            2000

    Net realized and unrealized gains (losses)*             $330.00         $(39.24)        $(103.90)
    Interest income                                           15.57           32.68            54.09
    Expenses**                                               (88.36)         (46.17)          (39.33)
                                                          ---------       ---------        ---------
    Increase (decrease) for year                             257.21          (52.73)          (89.14)
    Net asset value per Unit, beginning of year            1,161.22        1,213.95         1,303.09
                                                          ---------       ---------        ---------
    Net asset value per Unit, end of year                 $1,418.43       $1,161.22        $1,213.95
                                                           ---------       ---------        ---------

    *    Includes brokerage commissions
    **   Excludes brokerage commissions

    Ratios to average net assets :
     Net investment loss before incentive fees***               (7.5)%          (6.6)%
     Incentive fees                                             (4.5)%          (1.0)%
                                                              ------          ------
     Net investment loss after incentive fees                  (12.0)%          (7.6)%
                                                              ------          -------


     Net income before incentive fees****                       24.3%            5.4%
     Incentive fees****                                         (4.5)%          (1.0)%
                                                              ------          ------
     Net income after incentive fees****                        19.8%            4.4%
                                                              ------          -------


     Operating expenses                                          8.8%            9.4%
     Incentive fees                                              4.5%            1.0%
                                                              ------          ------
     Total expenses                                             13.3%           10.4%
                                                              ------          -------

    Total return:
     Total return before incentive fees                         27.3%           (3.4)%
     Incentive fees                                             (5.2)%          (0.9)%
                                                              ------          ------
     Total return after incentive fees                          22.1%           (4.3)%
                                                              ------          -------

     *** Interest income less total expenses (exclusive of incentive fees)
     **** Supplemental information not required
     The above ratios may vary for individual investors based on the timing of capital transactions during the year.

7.  Financial Instrument Risks:

     In the normal course of its business, the Partnership is party to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments. These financial instruments may include forwards, futures and options, whose values are based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash flows, to purchase or sell other financial instruments at specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange or over-the-counter ("OTC"). Exchange traded instruments are standardized and include futures and certain option contracts. OTC contracts are negotiated between contracting parties and include forwards and certain options. Each of these instruments is subject to various risks similar to those related to the underlying financial instruments including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange traded instruments because of the greater risk of default by the counterparty to an OTC contract.

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

     The majority of these instruments mature within one year of December 31, 2002. However, due to the nature of the Partnership's business, these instruments may not be held to maturity.

8.  Subsequent Events:

     Stonebrook Structured Products, LLC, was terminated as an Advisor to the Partnership on January 31, 2003.

Selected unaudited quarterly financial data for the years ended December 31, 2002 and December 31, 2001 is summarized below:

                                               For the period    For the period   For the period    For the period
                                                   from               from             from               from
                                              October 1, 2002     July 1, 2002      April 1, 2002    January 31, 2002
                                                     to               to                 to                to
                                             December 31, 2002  September 30, 2002   June 30, 2002    March 31, 2002
Net realized and unrealized trading
 gains (losses) net of brokerage
 commissions and clearing fees
 including interest income                        $(1,397,807)     $16,127,782      $ 5,619,177      $(3,158,507)

Net Income (loss)                                 $(1,881,979)     $13,154,546      $ 4,973,961      $(3,598,802)

Increase (decrease) in Net Asset
 Value per Unit                                   $(    36.33)     $    259.57      $     96.98      $(    63.01)

                                               For the period    For the period   For the period    For the period
                                                   from               from             from               from
                                              October 1, 2001     July 1, 2001      April 1, 2001    January 31, 2001
                                                     to               to                 to                to
                                             December 31, 2001  September 30, 2001   June 30, 2001    March 31, 2001

Net realized and unrealized trading
 gains (losses) net of brokerage
 commissions and clearing fees
 including interest income                        $(3,896,180)     $ 6,291,216      $(5,423,517)     $ 2,717,462

Net Income (loss)                                 $(4,403,236)     $ 5,421,399      $(5,489,618)     $ 1,275,991

Increase (decrease) in Net Asset Value per Unit   $(    76.67)     $     90.38      $(    87.04)     $     20.60

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     PricewaterhouseCoopers LLP was previously the principal accountant for the Partnership. On July 9, 2002, that firm was dismissed as principal accountant and KPMG LLP was engaged as principal accountant. The decision to change accountants was approved by the general partner of the Partnership.

     In connection with the audits of the two fiscal years ended December 31, 2001, and through July 9, 2002, there were no disagreements with PricewaterhouseCoopers LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements if not resolved to their satisfaction would have caused them to make reference thereto in their reports on the financial statements for such years.

     The audit reports of PricewaterhouseCoopers LLP on the financial statements of the Partnership as of and for the years ended December 31, 2001 and 2000 did not contain any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principle.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant.

     The Partnership has no officers or directors and its affairs are managed by its General Partner, Smith Barney Futures Management LLC. At December 31, 2002 investment decisions were made by Campbell & Company, Inc., Winton Capital Management, Graham Capital Management L.P., Willowbridge Associatees, Inc. and

Stonebrook Structured Products, LLC (collectively the "Advisors").

Item 11. Executive Compensation.

     The Partnership has no directors or officers. Its affairs are managed by Smith Barney Futures Management LLC, its General Partner. SSB, an affiliate of the General Partner, is the commodity broker for the Partnership and receives brokerage commissions for such services, as described under "Item 1. Business." Brokerage commissions and clearing fees of $3,930,667 were earned for the year ended December 31, 2002. Management fees and incentive fees of $1,591,520 and $2,865,987, respectively, were earned by the Advisors for the year ended December 31, 2002.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

     (a). Security ownership of certain beneficial owners. The Partnership knows of no person who beneficially owns more than 5% of the Units outstanding.

     (b). Security ownership of management. Under the terms of the Limited Partnership Agreement, the Partnership's affairs are managed by the General Partner. The General Partner owns Units of general partnership interest equivalent to 1,276.7484 Units (2.7%) of Limited Partnership Interest as of December 31, 2002.

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

Item 14. Control and Procedures

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

                                     PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

          (a) (1) Financial Statements:

                    Statements of Financial Condition at December 31, 2002 and 2001.

                    Statements of Income and Expenses for the years ended December 31, 2002, 2001 and 2000.

                    Statements of Partners' Capital for the years ended December 31, 2002, 2001 and 2000.

               (2) Financial Statement Schedules: Financial Data Schedule for the year ended December 31, 2002.

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

               10.31-   Letter   terminating   Bridgewater   Associates,    Inc.
                    (previously filed).

               10.32- Management  Agreement among the  Partnership,  the General
                    Partner and Winton Capital Management (previously filed).

               10.33- Management  Agreement among the  Partnership,  the General
                    Partner and Graham Capital Management L.P. (previously filed).

               10.34- Letters  extending  Management  Agreements with Campbell &
                    Co., Inc., Willowbridge Associates, Inc., Dominion Capital Management, Inc. and Stonebrook Structured Products, LLC (previously filed).

               10.35-  Letter  terminating  Dominion  Capital  Management,  Inc.
                    (filed herein).

               10.36- Letters  extending  Management  Agreements with Campbell &
                    Co., Inc., Willowbridge associates, Inc., Winton Capital Management, Stonebrook Structured Products, LLC and Graham Capital Management L.P. (filed herein).

                    99.1 Certificate of Chief Executive Officer.

                    99.2 Certificate of Chief Financial Officer.

                (b) Report on Form 8-K: None Filed.

     Supplemental  Information  To Be Furnished  With Reports Filed  Pursuant To
Section 15(d) Of The Act by Registrants Which Have Not Registered Securities Pursuant To Section 12 Of the Act.




Annual Report to Limited Partners
No proxy material has been sent to Limited Partners.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this annual report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York and State of New York on the 27th day of March 2003.


SMITH BARNEY DIVERSIFIED FUTURES FUND L.P.


By:       Smith Barney Futures Management LLC
          (General Partner)



By  /s/   David J. Vogel
          David J. Vogel, President & Director


     Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report on Form 10-K has been signed below by the following persons in the capacities and on the date indicated.


/s/ David J. Vogel                                   /s/ Shelley Ullman
    David J. Vogel                                       Director
    Director, Principal Executive
    Officer and President



/s/ Maureen O'Toole                                  /s/ Steve J. Keltz
    Maureen O'Toole                                      Secretary and Director
    Director



/s/ Daniel R. McAuliffe, Jr.
    Daniel R. McAuliffe, Jr.
    Chief Financial Officer and
    Director

    TYPE>                                          EX-27
    DESCRIPTION>                                   FINANCIAL DATA SCHEDULE
TEXT>
ARTICLE>                                           5
CIK>                                               0000911503
NAME>                                Smith Barney Diversified Futures Fund L.P.

PERIOD-TYPE>                                       12-MONTHS
FISCAL-YEAR-END>                                   DEC-31-2002
PERIOD-START>                                      JAN-01-2002
PERIOD-END>                                        DEC-31-2002
CASH>                                                      64,057,301
SECURITIES>                                                 4,954,354
RECEIVABLES>                                                   53,318
ALLOWANCES>                                                         0
INVENTORY>                                                          0
CURRENT-ASSETS>                                            69,064,973
PP&E>                                                               0
DEPRECIATION>                                                       0
TOTAL-ASSETS>                                              69,064,973
CURRENT-LIABILITIES>                                        1,003,026
BONDS>                                                              0
PREFERRED-MANDATORY>                                                0
PREFERRED>                                                          0
COMMON>                                                             0
OTHER-SE>                                                  68,061,947
TOTAL-LIABILITY-AND-EQUITY>                                69,064,973
SALES>                                                              0
TOTAL-REVENUES>                                            21,121,312
CGS>                                                                0
TOTAL-COSTS>                                                        0
OTHER-EXPENSES>                                             8,473,586
LOSS-PROVISION>                                                     0
INTEREST-EXPENSE>                                                   0
INCOME-PRETAX>                                             12,647,726
INCOME-TAX>                                                         0
INCOME-CONTINUING>                                                  0
DISCONTINUED>                                                       0
EXTRAORDINARY>                                                      0
CHANGES>                                                            0
NET-INCOME>                                                12,647,726
EPS-PRIMARY>                                                   257.21
EPS-DILUTED>                                                        0