Form 10-Q
period 2003-03-31
SMITH BARNEY DIVERSIFIED FUTURES FUND LP
filed 2003-05-13
CIK 911503

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                 (X) QUARTERLY REPORT UNDER SECTION 13 or 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

               OR ( ) TRANSITION REPORT UNDER SECTION 13 or 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter ended March 31, 2003

Commission File Number 0-26132

                   SMITH BARNEY DIVERSIFIED FUTURES FUND L.P.
             (Exact name of registrant as specified in its charter)

      New York                                          13-3729162
(State or other jurisdiction of                    (I.R.S. Employer
 incorporation or organization)                   Identification No.)

                        c/o Citigroup Managed Futures LLC
                           388 Greenwich St. - 7th Fl.
                            New York, New York 10013
              (Address and Zip Code of principal executive offices)

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

                                                     Yes X    No_______

Indicate by check mark whether the registrant is an accelerated filer (as defined in rule 12b-2 of the Exchange Act).


                                                     Yes ____  No X

                   SMITH BARNEY DIVERSIFIED FUTURES FUND L.P.
                                    FORM 10-Q
                                      INDEX

                                                                   Page
                                                                  Number

PART I - Financial Information:

   Item 1. Financial Statements:

           Statements of Financial Condition
           at March 31, 2003 and December 31,
           2002 (unaudited).                                        3

           Condensed Schedules of Investments at
           March 31, 2003 and December 31, 2002
           (unaudited).                                           4 - 5

           Statements of Income and Expenses
           and Partners' Capital for the three
           months ended March 31, 2003 and 2002
           (unaudited).                                              6

           Notes to Financial Statements
           (unaudited)                                            7 - 10

   Item 2. Management's Discussion and
           Analysis of Financial Condition
           and Results of Operations                             11 - 13

   Item 3. Quantitative and Qualitative
           Disclosures of Market Risk                            14 - 15

   Item 4. Controls and Procedures                                  16


PART II - Other Information                                         17

                                     PART I
                          ITEM 1. FINANCIAL STATEMENTS

                   SMITH BARNEY DIVERSIFIED FUTURES FUND L.P.
                        STATEMENTS OF FINANCIAL CONDITION
                                   (Unaudited)

                                                          March 31,      December 31,
                                                            2003             2002
                                                        -----------    --------------

Assets:

Equity in commodity futures trading account:
  Cash (restricted $6,119,602 and $10,243,181 in 2003
   and 2002, respectively)                              $ 75,782,177    $ 64,057,301
  Net unrealized (depreciation) appreciation
   on open positions *                                      (660,082)      4,954,354


                                                        ------------    ------------
                                                          75,122,095      69,011,655
Interest receivable                                           61,563          53,318
                                                        ------------    ------------
                                                        $ 75,183,658    $ 69,064,973
                                                        ============    ============

LIABILITIES AND PARTNERS' CAPITAL:

Liabilities:

 Accrued expenses:
  Commissions                                           $    351,201    $    320,817
  Management fees                                            121,803         143,470
  Incentive fees                                           1,005,358          55,035
  Other                                                       94,139          71,432
 Redemptions payable                                         669,372         412,272
                                                        ------------    ------------
                                                           2,241,873       1,003,026
                                                        ------------    ------------

Partners' Capital:

General Partner, 1,276.7484 Unit
   equivalents outstanding in 2003 and 2002                1,976,355       1,810,978
Limited Partners, 45,844.4435 and
  46,707.3718 Units of Limited Partnership
  Interest outstanding in 2003 and 2002,
  respectively                                            70,965,430      66,250,969
                                                        ------------    ------------
                                                          72,941,785      68,061,947
                                                        ------------    ------------
                                                        $ 75,183,658    $ 69,064,973
                                                        ============    ============

*Forward contracts included in this balance are presented gross in the accompanying Condensed Schedule of Investments

See  Accompanying Notes to Unaudited Financial Statements.

                   Smith Barney Diversified Futures Fund L.P.
                        Condensed Schedule of Investments
                                 March 31, 2003
                                   (Unaudited)

Sector                                     Contract                                                Fair Value
----------------------------             -------------------------------------------             --------------

Currencies
                                         Futures contracts purchased  (0.10)%                      $ (71,686)
                                         Futures contracts sold  (0.57)%                            (414,324)
                                                                                                -------------
                                           Total futures contracts  (0.67)%                         (486,010)

                                         Unrealized appreciation on forward contracts 0.75%          546,146
                                         Unrealized depreciation on forward contracts (0.98)%       (715,559)
                                                                                                -------------
                                           Total forward contracts  (0.23)%                         (169,413)
                                                                                                -------------
   Total Currencies  (0.90)%                                                                        (655,423)
                                                                                                -------------

Energy
                                         Futures contracts purchased  (0.03)%                        (23,883)
                                         Futures contracts sold  (0.07)%                             (52,457)
                                                                                                -------------
  Total Energy  (0.10)%                                                                              (76,340)
                                                                                                -------------

Grains
                                         Futures contracts purchased  0.00%*                           2,685
                                         Futures contracts sold  0.41%                               298,174
                                                                                                -------------
 Total Grains  0.41%                                                                                300,859
                                                                                                -------------

Interest Rates U.S.
                                         Futures contracts purchased  0.10%                           73,442
                                         Futures contracts sold  (0.05)%                             (33,688)
                                                                                                -------------
  Total Interest Rates U.S.  0.05%                                                                    39,754
                                                                                                -------------

Interest Rates Non-U.S.
                                         Futures contracts purchased 0.09%                            67,652
                                         Futures contracts sold  (0.01)%                              (8,399)
                                                                                                -------------
  Total Interest Rates Non-U.S.  0.08%                                                                59,253
                                                                                                -------------

Livestock
                                         Futures contracts purchased  0.00%*                           1,590
                                         Futures contracts sold  0.00%*                               (3,280)
                                                                                                -------------
  Total Livestock  0.00%*                                                                             (1,690)
                                                                                                -------------

Metals
                                         Futures contracts purchased  0.03%                           23,165
                                         Futures contracts sold  (0.05)%                             (34,340)
                                                                                                -------------
                                           Total futures contracts  (0.02)%                          (11,175)

                                         Unrealized appreciation on forward contracts 0.80%          580,946
                                         Unrealized depreciation on forward contracts (1.42)%     (1,038,206)
                                                                                                -------------
                                           Total forward contracts  (0.62)%                         (457,260)
                                                                                                -------------
  Total Metals  (0.64)%                                                                             (468,435)
                                                                                                -------------

Softs
                                         Futures contracts purchased  0.05%                           34,738
                                         Futures contracts sold  0.10%                                70,903
                                                                                                -------------
   Total Softs  0.15%                                                                                 105,641
                                                                                                -------------

Indices
                                         Futures contracts purchased  (0.13)%                        (95,197)
                                         Futures contracts sold  0.17%                               123,147
                                                                                                -------------
   Total Indices   0.04%                                                                               27,950
                                                                                                -------------

Total Lumber - 0.01%                     Futures contracts sold - 0.01%                                8,349
                                                                                                -------------

Total Fair Value  (0.90)%                                                                         $ (660,082)
                                                                                                =============
                            Investments      % of Investments
Country Composition        at Fair Value      at Fair Value
----------------------    -----------        --------------
Australia                   $ (4,014)            (0.61)%
Canada                         9,345              1.42
Germany                      (50,712)            (7.68)
France                        22,034              3.34
Hong Kong                    146,228             22.15
Italy                         (4,762)            (0.72)
Japan                        (31,783)            (4.82)
Spain                         26,000              3.94
United Kingdom              (394,363)           (59.75)
United States               (378,055)           (57.27)
                         ------------         -----------
                          $ (660,082)          (100.00)%
                         ============          ==========

Percentages are based on Partners' capital unless otherwise indicated
* Due to rounding
See Accompanying Notes to Unaudited Financial Statements.
                                        4

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

                   SMITH BARNEY DIVERSIFIED FUTURES FUND L.P.
             STATEMENTS OF INCOME AND EXPENSES AND PARTNERS' CAPITAL
                                   (UNAUDITED)

                                                        THREE MONTHS ENDED
                                                           MARCH 31,
                                                 -------------------------------
                                                         2003           2002
                                                  ------------------------------
Income:
  Net gains (losses) on trading of commodity
   interests:
  Realized gains (losses) on closed positions
    and foreign currencies                          $ 14,249,019    $ (4,652,859)
  Change in unrealized (losses) gains on open
   positions                                          (5,614,436)      2,230,207
                                                    ------------    ------------
                                                       8,634,583      (2,422,652)
  Interest income                                        170,862         208,737
                                                    ------------    ------------
                                                       8,805,445      (2,213,915)
                                                    ------------    ------------

Expenses:
   Brokerage commissions including clearing fees
     of $41,332 and $45,642, respectively              1,134,760         944,592
  Management fees                                        399,227         414,181
  Other expenses                                          22,706          26,114
  Incentive fees                                       1,005,358               -
                                                    ------------    ------------
                                                       2,562,051       1,384,887
                                                    ------------    ------------
  Net income (loss)                                    6,243,394      (3,598,802)
  Additions                                                2,186           2,477
  Redemptions                                         (1,365,742)     (1,652,758)
                                                    ------------    ------------
  Net increase (decrease) in Partners' capital         4,879,838      (5,249,083)
Partners' capital, beginning of period                68,061,947      66,368,741
                                                    ------------    ------------
Partners' capital, end of period                    $ 72,941,785    $ 61,119,658
                                                    ============-    ============
Net asset value per Unit
  (47,121.1919 and 55,653.6650 Units outstanding
  at March 31, 2003 and 2002, respectively)         $   1,547.96    $   1,098.21
                                                    ============      ==========

Net income (loss) per Unit of Limited Partnership
  Interest and General Partner Unit equivalent      $     129.53    $     (63.01)
                                                    ============    ============

See Accompanying Notes to Unaudited Financial Statements.

                   Smith Barney Diversified Futures Fund L.P.
                          Notes to Financial Statements
                                 March 31, 2003
                                   (Unaudited)

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

     On April 7, 2003, Smith Barney Futures Management LLC changed its name to Citigroup Managed Futures LLC. Citigroup Managed Futures LLC acts as the general partner (the "General Partner") of the Partnership. The Partnership's commodity broker is Citigroup Global Markets Inc. ("CGM"), formerly Salomon Smith Barney
Inc. CGM is an affiliate of the General Partner. The General Partner is wholly owned by Citigroup Global Markets Holdings Inc. ("CGMHI"), formerly Salomon Smith Barney Holdings Inc., which is the sole owner of CGM. CGMHI is a wholly owned subsidiary of Citigroup Inc. As of March 31, 2003, all trading decisions are made for the Partnership by Campbell & Company, Inc., Willowbridge Associates, Inc., Winton Capital Management and Graham Capital Management L.P. (each an "Advisor" and collectively, the "Advisors"). Stonebrook Structured Products, LLC, was terminated as an Advisor to the Partnership on January 31, 2003.

     The accompanying financial statements are unaudited but, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Partnership's financial condition at March 31, 2003 and December 31, 2002 and the results of its operations for the three months ended March 31, 2003 and 2002. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. You should read these financial statements together with the financial statements and notes included in the Partnership's annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2002.

     Due to the nature of commodity trading, the results of operations for the interim periods presented should not be considered indicative of the results that may be expected for the entire year.

                   Smith Barney Diversified Futures Fund L.P.
                          Notes to Financial Statements
                                 March 31, 2003
                                   (continued)
                                   (Unaudited)

2. Financial Highlights:

Changes in net asset value per Unit for the three months ended March 31, 2003 and 2002 were as follows:

                                     THREE-MONTHS ENDED
                                          MARCH 31,
                                      2003            2002

Net realized and unrealized
  gains(losses) *                  $  155.59     $ (58.94)
Interest income                         3.57         3.67
Expenses **                           (29.63)       (7.74)
                                     -------        ------
Increase(decrease) for period         129.53       (63.01)
Net Asset Value per Unit,
 beginning of period                1,418.43     1,161.22
                                   ---------      --------
Net Asset Value per Unit,
 end of period                    $ 1,547.96   $ 1,098.21
                                   =========     ========
*    Includes brokerage commissions
**   Excludes brokerage commissions
Ratios to average net assets: ***

Net investment loss before
 incentive fees ****                   (7.6)%  (6.4)%
                                        =====   ====

Operating expenses                      8.6%    8.9%
Incentive fees                          5.5%    0.0%
                                       ----     -----
Total expenses                         14.1%    8.9%
                                       ====     ====
Total return:

Total return before incentive fees     10.6%   (5.4)%
Incentive fees                         (1.5)%   0.0%
                                       ----     -----
Total return after incentive fees       9.1%   (5.4)%
                                       ====     ====

***   Annualized
****  Interest income less total expenses (exclusive of incentive  fees).


     The above ratios may vary for individual investors based on the timing of capital transactions during the period.

                   Smith Barney Diversified Futures Fund L.P.
                          Notes to Financial Statements
                                 March 31, 2003
                                   (Unaudited)
                                   (Continued)

3.  Trading Activities:

     The Partnership was formed for the purpose of trading contracts in a variety of commodity interests, including derivative financial instruments and derivative commodity instruments. The results of the Partnership's trading activity are shown in the statement of income and expenses and partners' capital.

     The  Customer   Agreement   between  the  Partnership  and  CGM  gives  the
Partnership the legal right to net unrealized gains and losses.

     All of the commodity interests owned by the Partnership are held for trading purposes. The average fair values during the three and twelve months ended March 31, 2003 and December 31, 2002, based on a monthly calculation, were $5,698,353 and $4,063,172, respectively. The fair values of these commodity interests, including options thereon, if applicable, at March 31, 2003 and December 31, 2002, were $(660,082) and $4,954,354, respectively. Fair values for exchange traded commodity futures and options are based on quoted market prices for those futures and options. Fair values for all other financial instruments for which market quotations are not readily available are based on calculations approved by the General Partner.

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

                   Smith Barney Diversified Futures Fund L.P.
                          Notes to Financial Statements
                                 March 31, 2003
                                   (Unaudited)

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

     Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. Credit risk with respect to exchange traded instruments is reduced to the extent that an exchange or clearing organization acts as a counterparty to the transactions. The Partnership's risk of loss in the event of counterparty default is typically limited to the amounts recognized as unrealized appreciation in the statement of financial condition and not represented by the contract or notional amounts of the instruments. The Partnership has credit risk and concentration risk because the sole counterparty or broker with respect to the Partnership's assets is CGM.

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

     The majority of these instruments mature within one year of March 31, 2003. However, due to the nature of the Partnership's business, these instruments may not be held to maturity.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

     The Partnership does not engage in the sale of goods or services. Its only assets are its equity in its commodity futures trading account, consisting of cash, net unrealized appreciation (depreciation) on open futures and forward contracts, commodity options and interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership. While substantial losses could lead to a decrease in liquidity, no such losses occurred during the first quarter of 2003.

     The Partnership's capital consists of the capital contributions of the partners as increased or decreased by realized and/or unrealized gains or losses on commodity futures trading, expenses, interest income, additions and redemptions of Units and distributions of profits, if any.

     For the three months ended March 31, 2003, Partnership capital increased 7.2% from $68,061,947 to $72,941,785. This increase was attributable to net income from operations of $6,243,394, coupled with additional sales of 1.4191 Units totaling $2,186 which was partially offset by the redemption of 864.3474 Units of Limited Partnership Interest totaling $1,365,742. Persons investing $1,000,000 or more will pay a reduced brokerage fee, receiving the differential in the form of additional Units. Future redemptions can impact the amount of funds available for investment in commodity contract positions in subsequent periods.

Critical Accounting Policies

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

     All commodity interests (including derivative financial instruments and derivative commodity instruments) are used for trading purposes. The commodity interests are recorded on trade date and open contracts are recorded in the statement of financial condition at fair value on the last business day of the period, which represents market value for those commodity interests for which market quotations are readily available. Investments in commodity interests denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing on the last business day of the period. Realized gains (losses) and changes in unrealized values on open positions are recognized in the period in which the contract is closed or the changes occur and are included in net gains (losses) on trading of commodity interests.

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

Results of Operations

     During the Partnership's first quarter of 2003, the net asset value per Unit increased 9.1% from $1,418.43 to $1,547.96 as compared to a decrease of 5.4% in the first quarter of 2002. The Partnership experienced a net trading gain before brokerage commissions and related fees in the first quarter of 2003 of $8,634,583. Gains were primarily attributable to the trading of commodity contracts in currencies, energy and non-U.S. interest rates and were partially offset by losses in grains, softs, livestock, U.S. interest rates, metals and indices. The Partnership experienced a net trading loss before brokerage commissions and related fees in the first quarter of 2002 of $2,422,652. Losses were primarily attributable to the trading of commodity contracts in currencies, softs, metals, U.S. interest rates, grains and indices and were partially offset by gains in energy, livestock and non-U.S. interest rates.

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

     Interest income on 80% of the Partnership's daily equity maintained in cash was earned at the monthly average 30-day U.S. Treasury bill rate determined weekly by CGM based on the non-competitive yield on three month U.S. Treasury bills maturing 30 days from the date in which such weekly rate is determined. CGM may continue to maintain the Partnership assets in cash and/or place all of the Partnership assets in 90-day Treasury bills and pay the Partnership 80% of the interest earned on the Treasury bills purchased. CGM will retain 20% of any interest earned on Treasury bills. Interest income for the three months ended March 31, 2003 decreased by $37,875 as compared to the corresponding period in 2002. The decrease in interest income is primarily due to a decrease in interest rates during the three months ended March 31, 2003 as compared to 2002.

     Brokerage commissions are calculated on the Partnership's net asset value as of the last day of each month and are affected by trading performance and redemptions. Accordingly, they must be compared in relation to the fluctuations in monthly net asset values. Commissions and fees for the three months ended March 31, 2003 increased by $190,168 as compared to the corresponding period in 2002. The increase in brokerage commissions is due to an increase in assets during the three months ended March 31, 2003 as compared to 2002.

     Management fees are calculated on the portion of the Partnership's net asset value allocated to each Advisor at the end of the month and, therefore, are affected by trading performance and redemptions. Management fees for the three months ended March 31, 2003 decreased by $14,954 as compared to the corresponding period in 2002. The decrease in management fees is due to a decrease in the number of trading advisors during the three months ended March 31, 2003 as compared to 2002.

     Incentive fees are based on the new trading profits generated by each Advisor at the end of the quarter as defined in the advisory agreements between the Partnership, the General Partner and each Advisor. Trading performance for the three months ended March 31, 2003 resulted in incentive fees of $1,005,358. There were no incentive fees earned for the three months ended March 31, 2002.

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

     The following table indicates the trading Value at Risk associated with the Partnership's open positions by market category as of March 31, 2003 and the highest and lowest value at any point during the three months ended March 31, 2003. All open position trading risk exposures of the Partnership have been included in calculating the figures set forth below. As of March 31, 2003, the Partnership's total capitalization was $72,941,785. There has been no material change in the trading Value at Risk information previously disclosed in the Form 10-K for the year ended December 31, 2002.

                                 March 31, 2003
                                   (Unaudited)

                                                                     Year to Date
                                                 % of Total         High            Low
Market Sector                   Value at Risk   Capitalization  Value at Risk    Value at Risk

Currencies:
 - Exchange Traded Contracts        $   795,438      1.09%     $1,621,311     $760,649
 - OTC Contracts                        822,610      1.13%      1,568,776      766,266

Energy                                  203,600      0.28%      2,554,300      125,200
Grains                                  439,383      0.60%        495,913      209,531
Interest Rates U.S.                     524,850      0.72%      1,346,600      426,250
Interest Rates Non-U.S.                 743,630      1.02%      2,473,431      565,685
Livestock                                32,942      0.05%         59,200       32,942
Metals:
 - Exchange Traded Contracts            142,100      0.20%        313,900       76,600
 - OTC Contracts                         47,100      0.06%        676,175       36,750
Softs                                   294,064      0.40%        426,198      223,070
Indices                                 871,054      1.19%      1,504,936      120,907
Lumber                                    8,800      0.01%         12,000        2,000
                                     ----------      -----
Total                                $4,925,571      6.75%
                                     =========       ====

Item 4. Controls and Procedures

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

                            PART II OTHER INFORMATION

Item 1.   Legal Proceedings -

          The following information supplements and amends our discussion set forth under Part I, Item 3 "Legal Proceedings" in the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

Settlement Of Certain Regulatory Matters

          On April 28, 2003, Salomon Smith Barney Inc. (SSB), now named Citigroup Global Markets Inc., announced final agreements with the Securities and Exchange Commission, the National Association of Securities Dealers, the New York Stock Exchange and the New York Attorney General (as lead state among the 50 states, the District of Columbia and Puerto Rico) to resolve on a civil basis all of their outstanding investigations into its research and IPO allocation and distribution practices. As part of the settlements, SSB has consented to the entry of (1) an injunction under the federal securities laws to be entered in the United States District Court for the Southern District of New York, barring SSB from violating provisions of the federal securities laws and related NASD and NYSE rules relating to research, certain IPO allocation practices, the safeguarding of material nonpublic information and the maintenance of required books and records, and requiring SSB to adopt and enforce new restrictions on the operation of research; (2) an NASD Acceptance Waiver and Consent requiring SSB to cease and desist from violations of corresponding NASD rules and requiring SSB to adopt and enforce the same new restrictions; (3) an NYSE Stipulation and Consent requiring SSB to cease and desist from violations of corresponding NYSE rules and requiring SSB to adopt and enforce the same new restrictions; and (4) an Assurance of Discontinuance with the New York Attorney General containing substantially the same or similar restrictions. As required by the settlements, SSB expects to enter into related settlements with each of the other states, the District of Columbia and Puerto Rico. Consistent with the settlement-in-principle announced in December 2002, these settlements require SSB to pay $300 million for retrospective relief, plus $25 million for investor education, and commit to spend $75 million to provide independent third-party research to its clients at no charge. SSB reached these final settlement agreements without admitting or denying any wrongdoing or liability. The settlements do not establish wrongdoing or liability for purposes of any other proceeding. The $300 million was accrued during the fourth quarter of 2002.

Enron:

New Power Holdings Actions

          On April 17, 2003, the motion to dismiss the complaints in the putative class actions relating to the New Power Holdings common stock was denied.

Additional Actions

          On March 5, 2003, an action was brought on behalf of the purchasers of the Yosemite Notes and Enron Credit Linked Notes, alleging violations of federal securities laws.

          On April 9, 2003, an action was brought by a group of related mutual funds that purchased certain Yosemite Notes, alleging violations of state securities law and common law claims.

Research:

In Re At&T Corporation Securities Litigation

          By order dated March 27, 2003, the court denied plaintiffs' leave to amend their complaint to add as defendants Citigroup, SSB, and certain of their executive officers and current and former employees.

Item 2.   Changes in Securities and Use of Proceeds -

               Additional Units offered represent a reduced brokerage fee to existing limited partners who invested $1,000,000 or more. For the three months ended March 31, 2003, there were additional sales of
          1.4191 Units totaling $2,186. For the three months ended March 31, 2002, there were additional sales of 5.3306 Units totaling $6,321.

               Proceeds from the sale of additional Units are used in the trading of commodity interests including futures contracts, options and forward contracts.

Item 3.   Defaults Upon Senior Securities - None

Item 4.   Submission of Matters to a Vote of Security Holders -  None

Item 5.   Other Information - None

Item 6. The exhibits required to be filed by Item 601 of Regulation S-K are incorporated herein by reference to the exhibit index of the Partnership's Report on Form 10-K for the period ended December 31, 2002.

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

SMITH BARNEY DIVERSIFIED FUTURES FUND L.P.


By:        Citigroup Managed Futures LLC
           (General Partner)


By:        /s/ David J. Vogel
               David J. Vogel
               President and Director

Date:      5/13/03


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:        Citigroup Managed Futures LLC
           (General Partner)


By:        /s/ David J. Vogel
               David J. Vogel
               President and Director


Date:      5/13/03


By:       /s/ Daniel R. McAuliffe, Jr.
              Daniel R. McAuliffe, Jr.
              Chief Financial Officer and
              Director

Date: 5/13/03

                                  CERTIFICATION
I, David J. Vogel, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Smith Barney Diversified Futures Fund L.P.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 13, 2003


                 /s/David J. Vogel
                    David J. Vogel
                    President and Director

                                                                    Exhibit 99.1

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Smith Barney Diversified Futures Fund L.P. (the "Partnership") on Form 10-Q for the period ending March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, David J. Vogel, President and Director of Citigroup Managed Futures LLC, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


/s/ David J.Vogel
    David J. Vogel
    Citigroup Managed Futures LLC
    President and Director
    May 13, 2003

                                  CERTIFICATION


I, Daniel R. McAuliffe, Jr., certify that:

1. I have reviewed this quarterly report on Form 10-Q of Smith Barney Diversified Futures Fund L.P. ;

2 Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 13, 2003



                                       /s/  Daniel R. McAuliffe, Jr.
                                            Daniel R. McAuliffe, Jr.
                                            Chief Financial Officer and Director

                                                                   Exhibit 99.2


                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Smith Barney Diversified Futures Fund L.P. (the "Partnership") on Form 10-Q for the period ending March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Daniel R. McAuliffe, Jr., Chief Financial Officer and Director of Citigroup Managed Futures LLC, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.

/s/ Daniel R. McAuliffe , Jr.
    Daniel R. McAuliffe, Jr.
    Citigroup Managed Futures LLC
    Chief Financial Officer and Director
May 13, 2003