Form 10-Q
period 2003-06-30
SMITH BARNEY DIVERSIFIED FUTURES FUND LP
filed 2003-08-14
CIK 911503

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                 (X) QUARTERLY REPORT UNDER SECTION 13 or 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

               OR ( ) TRANSITION REPORT UNDER SECTION 13 or 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter ended June 30, 2003

Commission File Number 0-26132

                   SMITH BARNEY DIVERSIFIED FUTURES FUND L.P.
             (Exact name of registrant as specified in its charter)

      New York                                13-3729162
(State or other jurisdiction of             (I.R.S. Employer
 incorporation or organization)            Identification No.)

                        c/o Citigroup Managed Futures LLC
                            399 Park Avenue - 7th Fl.
                            New York, New York 10022
              (Address and Zip Code of principal executive offices)

                                 (212) 599-2011
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                           Yes X    No ____

Indicate by check mark whether the registrant is an accelerated filer (as defined in rule 12b-2 of the Exchange Act).

                                                           Yes ____ No X

                   SMITH BARNEY DIVERSIFIED FUTURES FUND L.P.
                                    FORM 10-Q
                                      INDEX

                                                              Page
                                                             Number

PART I - Financial Information:

     Item 1. Financial Statements:

             Statements of Financial Condition
             at June 30, 2003 and December 31,
             2002 (unaudited).                                  3

             Condensed Schedules of Investments at
             June 30, 2003 and December 31, 2002
             (unaudited).                                    4  - 5

             Statements of Income and Expenses
             and Partners' Capital for the three
             and six months ended June 30, 2003
             and 2002 (unaudited).                              6

             Notes to Financial Statements
             (unaudited)                                     7  -  11

     Item 2. Management's Discussion and
             Analysis of Financial Condition
             and Results of Operations                      12 - 14

     Item 3. Quantitative and Qualitative
             Disclosures about Market Risk                  15 - 16

     Item 4. Controls and Procedures                          17


PART II - Other Information                                   18

                                     PART I
                          ITEM 1. FINANCIAL STATEMENTS

                   SMITH BARNEY DIVERSIFIED FUTURES FUND L.P.
                        STATEMENTS OF FINANCIAL CONDITION
                                   (Unaudited)

                                                           June 30,      December 31,
                                                              2003           2002
                                                        -------------    ------------
Assets:

Equity in commodity futures trading account:
  Cash (restricted $11,424,955 and $10,243,181 in 2003
   and 2002, respectively)                               $ 76,415,093    $ 64,057,301
  Net unrealized (depreciation) appreciation
   on open positions *                                     (2,112,102)      4,954,354
                                                         ------------    ------------
                                                           74,302,991      69,011,655
Interest receivable                                            51,496          53,318
                                                         ------------    ------------
                                                         $ 74,354,487    $ 69,064,973
                                                         ============    ============

LIABILITIES AND PARTNERS' CAPITAL:

Liabilities:

 Accrued expenses:
  Commissions                                            $    336,123    $    320,817
  Management fees                                             117,502         143,470
  Incentive fees                                              491,756          55,035
  Other                                                       116,387          71,432
 Redemptions payable                                          471,976         412,272
                                                         ------------    ------------
                                                            1,533,744       1,003,026
                                                         ------------    ------------

Partners' Capital:

General Partner, 1,276.7484 Units
   equivalents outstanding in 2003 and 2002                 2,018,922       1,810,978
Limited Partners, 44,774.4287 and
  46,707.3718 Units of Limited Partnership
  Interest outstanding in 2003 and 2002,
  respectively                                             70,801,821      66,250,969
                                                         ------------    ------------
                                                           72,820,743      68,061,947
                                                         ------------    ------------

                                                         $ 74,354,487    $ 69,064,973
                                                         ============    ============

*Forward contracts included in this balance are presented gross in the accompanying Condensed Schedules of Investments

See Accompanying  Notes to Unaudited Financial Statements.
                                        3

                   Smith Barney Diversified Futures Fund L.P.
                        Condensed Schedule of Investments
                                  June 30, 2003
                                   (Unaudited)

Sector                                      Contract                                             Fair Value
-------------                            --------------------------------------------------------------------
Currencies
                                          Futures contracts purchased  (0.55)%                     $ (403,299)
                                          Futures contracts sold  0.22%                               158,606
                                                                                                 -------------
                                            Total futures contracts  (0.33)%                         (244,693)

                                          Unrealized appreciation on forward contracts 3.05%        2,220,614
                                          Unrealized depreciation on forward contracts (2.64)%     (1,923,373)
                                                                                                  -------------
                                            Total forward contracts  0.41%                            297,241
                                                                                                 -------------
   Total Currencies  0.08%                                                                             52,548
                                                                                                 -------------
Energy
                                          Futures contracts purchased  0.26%                          190,766
                                          Futures contracts sold  0.13%                                88,930
                                                                                                 -------------
  Total Energy  0.39%                                                                                 279,696
                                                                                                 -------------
Grains
                                          Futures contracts purchased  (0.18)%                       (127,049)
                                          Futures contracts sold  0.10%                                72,073
                                                                                                 -------------
  Total Grains  (0.08)%                                                                               (54,976)
                                                                                                 -------------
Interest Rates U.S.
                                          Futures contracts purchased  (0.50)%                       (358,852)
                                          Futures contracts sold  0.01%                                 7,158
                                                                                                 -------------
  Total Interest Rates U.S.  (0.49)%                                                                 (351,694)
                                                                                                 -------------
Interest Rates Non-U.S.
                                          Futures contracts purchased (1.29)%                        (936,440)
                                          Futures contracts sold  (0.00)%*                             (1,549)
                                                                                                 -------------
  Total Interest Rates Non-U.S.  (1.29)%                                                             (937,989)
                                                                                                 -------------
Livestock
                                          Futures contracts purchased  (0.14)%                        (99,239)
                                          Futures contracts sold  0.01%                                 3,990
                                                                                                 -------------
  Total Livestock  (0.13)%                                                                            (95,249)
                                                                                                 -------------
Metals
                                          Futures contracts purchased  (0.08)%                        (58,185)
                                          Futures contracts sold  0.00%*                                   90
                                                                                                 -------------
                                            Total futures contracts  (0.08)%                          (58,095)

                                          Unrealized appreciation on forward contracts 0.17%          125,758
                                          Unrealized depreciation on forward contracts (0.79)%       (578,420)
                                                                                                 -------------
                                            Total forward contracts  (0.62)%                         (452,662)
                                                                                                 -------------
  Total Metals  (0.70)%                                                                              (510,757)
                                                                                                 -------------
Softs
                                          Futures contracts purchased  0.02%                           14,855
                                          Futures contracts sold  (0.10)%                             (71,927)
                                                                                                 -------------
  Total Softs  (0.08)%                                                                                (57,072)
                                                                                                 -------------
Indices
                                          Futures contracts purchased  (0.57)%                       (411,814)
                                          Futures contracts sold  (0.03)%                             (24,795)
                                                                                                 -------------
  Total Indices   (0.60)%                                                                            (436,609)
                                                                                                 -------------
Total Fair Value  (2.90)%                                                                        $ (2,112,102)
                                                                                                 =============

                                              Investments                   % of Investments
Country Composition                          at Fair Value                     at Fair Value
-------------------------                --------------------------          ---------------
Australia                                    $ (97,580)                           (4.62)%
Canada                                         (38,555)                           (1.83)
Germany                                       (439,860)                          (20.82)
France                                          (6,102)                           (0.29)
Hong Kong                                       (9,374)                           (0.44)
Italy                                           (3,548)                           (0.17)
Japan                                          (52,815)                           (2.50)
Spain                                          (73,513)                           (3.48)
United Kingdom                                (745,651)                          (35.30)
United States                                 (645,104)                          (30.55)
                                         --------------                         -------
                                          $ (2,112,102)                         (100.00)%
                                         ==============                         =======

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

                   SMITH BARNEY DIVERSIFIED FUTURES FUND L.P.
             STATEMENTS OF INCOME AND EXPENSES AND PARTNERS' CAPITAL
                                   (UNAUDITED)


                                                                  THREE MONTHS ENDED             SIX MONTHS ENDED
                                                                      JUNE 30,                       JUNE 30,
                                                              ---------------------------      --------------------------
                                                                   2003          2002             2003          2002
                                                              ----------------------------     --------------------------
Income:
  Net gains (losses) on trading of commodity
   interests:
  Realized gains (losses) on closed positions                $  4,897,300    $  3,371,204    $ 19,146,319    $ (1,281,655)
  Change in unrealized gains (losses) on open
   positions                                                   (1,452,020)      2,979,452      (7,066,456)      5,209,659
                                                             ------------    ------------    ------------    ------------
                                                                3,445,280       6,350,656      12,079,863       3,928,004
  Interest income                                                 161,006         191,622         331,868         400,359
                                                             ------------    ------------    ------------    ------------
                                                                3,606,286       6,542,278      12,411,731       4,328,363
                                                              ------------    ------------    ------------    ------------
Expenses:
   Brokerage commissions including clearing fees
     of $37,549, $48,118 $78,881 and $96,264, respectively      1,127,920         923,101       2,262,680       1,867,693
  Management fees                                                 364,543         350,270         763,770         764,451
  Incentive fees                                                  491,755         268,774       1,497,113         268,774
  Other expenses                                                   22,248          26,172          44,954          52,286
                                                             ------------    ------------    ------------    ------------
                                                                2,006,466       1,568,317       4,568,517       2,953,204
                                                             ------------    ------------    ------------    ------------
  Net income                                                    1,599,820       4,973,961       7,843,214       1,375,159
  Additions                                                         2,332           2,438           4,518           4,915
  Redemptions                                                  (1,723,194)     (4,062,403)     (3,088,936)     (5,715,161)
                                                             ------------    ------------    ------------    ------------
  Net increase (decrease) in Partners' capital                   (121,042)        913,996       4,758,796      (4,335,087)
Partners' capital, beginning of period                         72,941,785      61,119,658      68,061,947      66,368,741
                                                             ------------    ------------    ------------    ------------
Partners' capital, end of period                             $ 72,820,743    $ 62,033,654    $ 72,820,743    $ 62,033,654
                                                             ============    ============    ============    ============
Net asset value per Unit
  (46,051.1771 and 51,902.8724 Units outstanding
  at June 30, 2003 and 2002, respectively)                   $   1,581.30    $   1,195.19    $   1,581.30    $   1,195.19
                                                             ============    ============    ============    ------------
Net income per Unit of Limited Partnership
  Interest and General Partner Unit equivalent                    $ 33.34         $ 96.98        $ 162.87         $ 33.97
                                                             ============      ==========    =============    ============


See Accompanying Notes to Unaudited Financial Statements.

                   Smith Barney Diversified Futures Fund L.P.
                          Notes to Financial Statements
                                  June 30, 2003
                                   (Unaudited)

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

     On April 7, 2003, Smith Barney Futures Management LLC changed its name to Citigroup Managed Futures LLC. Citigroup Managed Futures LLC acts as the general partner (the "General Partner") of the Partnership. The Partnership's commodity broker is Citigroup Global Markets Inc. ("CGM"), formerly Salomon Smith Barney
Inc. CGM is an affiliate of the General Partner. The General Partner is wholly owned by Citigroup Global Markets Holdings Inc. ("CGMHI"), formerly Salomon Smith Barney Holdings Inc., which is the sole owner of CGM. CGMHI is a wholly owned subsidiary of Citigroup Inc ("Citigroup"). As of June 30, 2003, all trading decisions are made for the Partnership by Campbell & Company, Inc., Willowbridge Associates, Inc., Winton Capital Management and Graham Capital Management L.P. (each an "Advisor" and collectively, the "Advisors").

     The accompanying financial statements are unaudited but, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Partnership's financial condition at June 30, 2003 and December 31, 2002 and the results of its operations for the three and six months ended June 30, 2003 and 2002. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. You should read these financial statements together with the financial statements and notes included in the Partnership's annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2002.

     Due to the nature of commodity trading, the results of operations for the interim periods presented should not be considered indicative of the results that may be expected for the entire year.


                                                                    (Continued)

                   Smith Barney Diversified Futures Fund L.P.
                          Notes to Financial Statements
                                  June 30, 2003
                                   (Unaudited)
                                   (continued)

2. Financial Highlights:

     Changes in net asset value per Unit for the three and six months ended June 30, 2003 and 2002 were as follows:


                                        THREE-MONTHS ENDED             SIX-MONTHS ENDED
                                               JUNE 30,                 JUNE 30,
                                       -----------------------     ------------------------
                                           2003         2002          2003           2002
                                       --------       --------      -------        --------

Net realized and unrealized
 gains *                               $   48.50      $  105.47     $  204.09       $  46.53
Interest income                             3.45           3.54          7.02           7.21
Expenses **                               (18.61)        (12.03)       (48.24)        (19.77)
                                        --------       --------      -------        --------
Increase for period                        33.34          96.98        162.87          33.97
Net Asset Value per Unit,
 beginning of period                    1,547.96       1,098.21      1,418.43       1,161.22
                                        --------       --------      -------        --------
Net Asset Value per Unit,
 end of period                         $1,581.30      $1,195.19     $1,581.30      $1,195.19
                                        --------       --------      -------        --------



*       Includes brokerage commissions.
**      Excludes brokerage commissions.

                   Smith Barney Diversified Futures Fund L.P.
                          Notes to Financial Statements
                                  June 30, 2003
                                   (Unaudited)
                                   (continued)

Financial Highlights continued:



                                       THREE-MONTHS ENDED             SIX-MONTHS ENDED
                                               JUNE 30,                 JUNE 30,
                                       -----------------------     ------------------------
                                           2003         2002          2003           2002
                                       --------       --------      -------        --------

Ratio to average net assets: ***
   Net investment loss before
    incentive fees ****                   (7.4)%     (7.6)%        (7.5)%         (7.6)%

   Operating expenses                      8.3%       8.9%          8.4%           8.9%
   Incentive fees                          2.7%       1.8%          4.1%           0.9%

   Total expenses                         11.0%      10.7%         12.5%           9.8%

Total return:
   Total return before incentive fees      2.8%       9.3%         13.8%           3.4%
   Incentive fees                         (0.6)%     (0.5)%        (2.3)%         (0.5)%

   Total return after incentive fees       2.2%       8.8%         11.5%           2.9%

***  Annualized

****     Interest income less total expenses (exclusive of incentive fees).

The above ratios may vary for individual investors based on the timing of capital transactions during the period.

                   Smith Barney Diversified Futures Fund L.P.
                          Notes to Financial Statements
                                  June 30, 2003
                                   (Unaudited)
                                   (Continued)

3.  Trading Activities:

     The Partnership was formed for the purpose of trading contracts in a variety of commodity interests, including derivative financial instruments and derivative commodity instruments. The results of the Partnership's trading activities are shown in the Statements of Income and Expenses and Partners' Capital and are discussed in Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations.


     The  Customer   Agreement   between  the  Partnership  and  CGM  gives  the
Partnership the legal right to net unrealized gains and losses.

     All of the commodity interests owned by the Partnership are held for trading purposes. The average fair values during the six and twelve months ended June 30, 2003 and December 31, 2002, based on a monthly calculation, were $3,923,368 and $4,063,172, respectively. The fair values of these commodity interests, including options thereon, if applicable, at June 30, 2003 and December 31, 2002, were $(2,112,102) and $4,954,354, respectively. Fair values for exchange traded commodity futures and options are based on quoted market prices for those futures and options. Fair values for all other financial instruments for which market quotations are not readily available are based on calculations approved by the General Partner.

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

                   Smith Barney Diversified Futures Fund L.P.
                          Notes to Financial Statements
                                  June 30, 2003
                                   (Unaudited)
                                   (continued)

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

     The majority of these instruments mature within one year of June 30, 2003. However, due to the nature of the Partnership's business, these instruments may not be held to maturity.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

     The Partnership does not engage in the sale of goods or services. Its only assets are its equity in its commodity futures trading account, consisting of cash, net unrealized appreciation (depreciation) on open futures and forward contracts, commodity options and interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership. While substantial losses could lead to a decrease in liquidity, no such losses occurred during the second quarter of 2003.

     The Partnership's capital consists of the capital contributions of the partners as increased or decreased by realized and/or unrealized gains or losses on commodity futures trading, expenses, interest income, additions and redemptions of Units and distributions of profits, if any.

     For the six months ended June 30, 2003, Partnership capital increased 7.0% from $68,061,947 to $72,820,743. This increase was attributable to net income from operations of $7,843,214, coupled with additional sales of 2.8778 Units totaling $4,518 which was partially offset by the redemption of 1,935.8209 Units of Limited Partnership Interest totaling $3,088,936. Persons investing $1,000,000 or more will pay a reduced brokerage fee, receiving the differential in the form of additional Units. Future redemptions can impact the amount of funds available for investment in commodity contract positions in subsequent periods.

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

     All commodity interests (including derivative financial instruments and derivative commodity instruments) are used for trading purposes. The commodity interests are recorded on trade date and open contracts are recorded in the statement of financial condition at fair value on the last business day of the period, which represents market value for those commodity interests for which market quotations are readily available or other measures of fair value deemed appropriate by management of the General Partner for those commodity interests and foreign currencies for which market quotations are not readily available. Investments in commodity interests denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing on the last business day of the period. Realized gains (losses) and changes in unrealized values on open positions are recognized in the period in which the contract is closed or the changes occur and are included in net gains (losses) on trading of commodity interests.

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

Results of Operations

     During the Partnership's second quarter of 2003, the net asset value per Unit increased 2.2% from $1,547.96 to $1,581.30 as compared to an increase of 8.8% in the second quarter of 2002. The Partnership experienced a net trading gain before brokerage commissions and related fees in the second quarter of 2003 of $3,445,280. Gains were primarily attributable to the trading of commodity contracts in currencies and U.S. and non-U.S. interest and were partially offset by losses in grains, softs, energy, livestock, metals and indices. The Partnership experienced a net trading gain before brokerage commissions and related fees in the second quarter of 2002 of $6,350,656. Gains were primarily attributable to the trading of commodity contracts in currencies, U.S. interest rates, grains and livestock and were partially offset by losses in energy, softs, metal, indices and non-U.S. interest rates.

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

     Interest income on 80% of the Partnership's daily equity maintained in cash was earned at the monthly average 30-day U.S. Treasury bill rate determined weekly by CGM based on the non-competitive yield on three month U.S. Treasury bills maturing 30 days from the date in which such weekly rate is determined. CGM may continue to maintain the Partnership assets in cash and/or place all of the Partnership assets in 90-day Treasury bills and pay the Partnership 80% of the interest earned on the Treasury bills purchased. CGM will retain 20% of any interest earned on Treasury bills. Interest income for the three and six months ended June 30, 2003 decreased by $30,616 and $68,491, respectively, as compared to the corresponding periods in 2002. The decrease in interest income are primarily due to decreases in interest rates during the three and six months ended June 30, 2003 as compared to 2002.

     Brokerage commissions are calculated on the Partnership's net asset value as of the last day of each month and are affected by trading performance and redemptions. Accordingly, they must be compared in relation to the fluctuations in monthly net asset values. Commissions and fees for the three and six months ended June 30, 2003 increased by $204,819 and $394,987, respectively as compared to the corresponding periods in 2002. The increase in brokerage commissions is due to an increase in assets during the three and six months ended June 30, 2003 as compared to 2002.

     Management fees are calculated on the portion of the Partnership's net asset value allocated to each Advisor at the end of the month and, therefore, are affected by trading performance and redemptions. Management fees for the three months ended June 30, 2003 increased by $14,273 as compared to the corresponding period in 2002. Management fees for the six months ended June 30, 2003 decreased by $681 as compared to the corresponding period in 2002.

     Incentive fees are based on the new trading profits generated by each Advisor at the end of the quarter as defined in the advisory agreements between the Partnership, the General Partner and each Advisor. Trading performance for the three and six months ended June 30, 2003 resulted in incentive fees of $491,755 and $1,497,113, respectively. Trading performance for the three and six months ended June 30, 2002 resulted in incentive fees of $268,774.

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

     Exchange maintenance margin requirements have been used by the Partnership as the measure of its Value at Risk. Maintenance margin requirements are set by exchanges to equal or exceed the maximum losses reasonably expected to be incurred in the fair value of any given contract in 95%-99% of any one-day interval. Maintenance margin has been used rather than the more generally available initial margin, because initial margin includes a credit risk component, which is not relevant to Value at Risk.

     The following table indicates the trading Value at Risk associated with the Partnership's open positions by market category as of June 30, 2003 and the highest and lowest value at any point during the three and six months ended June 30, 2003. All open position trading risk exposures of the Partnership have been included in calculating the figures set forth below. As of June 30, 2003, the Partnership's total capitalization was $72,820,743. There has been no material change in the trading Value at Risk information previously disclosed in the Form 10-K for the year ended December 31, 2002.

                               June 30, 2003
                               (Unaudited)
                                                            Quarter Ended
                                                            June 30, 2003                Year to Date
Market                        Value at   % of Total      High Value     Low Value    High Value  Low Value
Sector                          Risk    Capitalization   at  Risk       at  Risk      at Risk     at  Risk
-------------                ----------   ------------    ----------    ---------    ---------    ----------

Currencies:
- Exchange Traded
   Contracts                 $1,044,780       1.43%      1,465,624      701,576      $1,621,311   $701,576
 - OTC Contracts              1,024,593       1.41%      1,505,589      778,909       1,568,776    766,266
Energy                        1,017,450       1.40%      2,153,090      176,700       2,554,300    125,200
Grains                          291,765       0.40%        524,832      233,980         524,832    209,531
Interest Rates U.S.             920,350       1.26%      1,252,908      415,238       1,346,600    415,238
Interest Rates Non-U.S.       1,848,968       2.54%      3,238,751      535,816       3,238,751    535,816
Livestock                        93,600       0.13%        148,000       21,410         148,800     21,410
Metals:
 - Exchange Traded
    Contracts                   136,900       0.19%        299,400       89,500         313,900     76,600
 - OTC Contracts                254,800       0.35%        430,550       69,450         676,175     36,750
Softs                           327,318       0.45%        334,870      121,243         334,870    121,243
Indices                       3,278,986       4.50%      3,278,986      384,713       3,278,986    120,907
                             ----------      -----
Total                       $10,239,510      14.06%
                             ==========      ======

Item 4. Controls and Procedures

     Based on their evaluation of the Partnership's disclosure controls and procedures as of June 30, 2003, the Chief Executive Officer and Chief Financial Officer of the General Partner have concluded that such controls and procedures are effective.

     There were no significant changes in the Partnership's internal controls or in other factors that could significantly affect such controls subsequent to the date of their evaluation.

                           PART II OTHER INFORMATION

Item 1.  Legal Proceedings -

     The following information supplements and amends our discussion set forth under Part I, Item 3 "Legal Proceedings" in the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 2002 and under Part II, Item 1 "Legal Proceedings" in the Partnership's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2003.

Enron

On July 28, 2003, Citigroup entered into a final settlement agreement with the Securities and Exchange Commission ("SEC") to resolve the SEC's outstanding investigations into Citigroup transactions with Enron and Dynegy. Pursuant to the settlement, Citigroup has, among other terms, (1) consented to the entry of an administrative cease and desist order, which bars Citigroup from committing or causing violations of provisions of the federal securities laws, and (2) agreed to pay $120 million ($101.25 million allocable to Enron and $18.75 million allocable to Dynegy). Citigroup entered into this settlement without admitting or denying any wrongdoing or liability, and the settlement does not establish wrongdoing or liability for purposes of any other proceeding. On July 28, 2003, Citibank, N.A. entered into an agreement with the Office of the Comptroller of the Currency ("OCC") and Citigroup entered into an agreement with the Federal Reserve Bank of New York ("FED") to resolve their inquiries into certain of Citigroup's transactions with Enron. Pursuant to the agreements, Citibank and Citigroup have agreed to submit plans to the OCC and FED, respectively, regarding the handling of complex structured finance transactions. Also on July 28, 2003, Citigroup entered into a settlement agreement with the Manhattan District Attorney's Office to resolve its investigation into certain of Citigroup's transactions with Enron; pursuant to the settlement, Citigroup has agreed to pay $25.5 million and to abide by its agreements with the SEC, OCC and FED.

Additional Actions Several additional actions, previously identified, have been consolidated with the Newby action and are stayed, except with respect to certain discovery, until after the Court's decision on class certification. Also, in July 2003, an action was brought by purchasers in the secondary market of Enron bank debt against Citigroup, Citibank, Citigroup Global Markets Inc. ("CGM"), and others, alleging claims for common law fraud, conspiracy, gross negligence, negligence and breach of fiduciary duty.

Research

On June 23, 2003, the West Virginia Attorney General filed an action against CGM and nine other firms that were parties to the April 28, 2003 settlement with the SEC, the National Association of Securities Dealers ("NASD"), the New York Stock Exchange ("NYSE") and the New York Attorney General (the "Research Settlement"). The West Virginia Attorney General alleges that the firms violated the West
Virginia Consumer Credit and Protection Act in connection with their research activities and seeks monetary penalties.

In May 2003, the SEC, NYSE and NASD issued a subpoena and letters to CGM requesting documents and information with respect to their continuing investigation of individuals in connection with the supervision of the research and investment banking departments of CGM. Other parties to the Research Settlement have received similar subpoena and letters.

In April 2003, to effectuate the Research Settlement, the SEC filed a Complaint and Final Judgment in the United States District Court for the Southern District of New York. The Final Judgment has not yet been entered by the court, and the court has asked for certain additional information. Also in April 2003, the NASD accepted the Letter of Acceptance, Waiver and Consent entered into with CGM in connection with the Research Settlement; and in May 2003, the NYSE advised CGM that the Hearing Panel's Decision, in which it accepted the Research Settlement, had become final. CGM is currently in discussion with various of the states with respect to completion of the state components of the Research Settlement. Payment will be made in conformance with the payment provisions of the Final Judgment.

WorldCom, Inc.

On May 19, 2003, a motion to dismiss an amended complaint in the WorldCom, Inc. Securities Litigation was denied.

Dynegy Inc.

On June 6, 2003, the complaint in a pre-existing putative class action pending in the United States District Court for the Southern District of Texas, brought by purchasers of publicly traded debt and equity securities of Dynegy Inc., was amended to add Citigroup, Citibank and CGM, as well as other banks, as defendants. The plaintiffs allege violations of the federal securities laws against the Citigroup defendants.

Adelphia Communications Corporation
-----------------------------------

On July 6, 2003, an adversary proceeding was filed by the Official Committee of Unsecured Creditors on behalf of Adelphia against certain lenders and investment banks, including CGM, Citibank, N.A., Citicorp USA, Inc., and Citigroup Financial Products, Inc. (together, the Citigroup Parties). The Complaint alleges that the Citigroup Parties and numerous other defendants committed acts in violation of the Bank Company Holding Act and the common law. The complaint seeks equitable relief and an unspecified amount of compensatory and punitive damages.

In addition, Salomon Smith Barney Inc. (predecessor of Citigroup Global Markets Inc.) is among the underwriters named in numerous civil actions brought to date by investors in Adelphia debt securities in connection with Adelphia securities offerings between September 1997 and October 2001. Three of the complaints also assert claims against Citigroup and Citibank, N.A. All of the complaints allege violations of federal securities laws, and certain of the complaints also allege violations of state securities laws and the common law. The complaints seek unspecified damages.

Other

MKP Master Fund, LDC et al. v. Salomon Smith Barney Inc.
--------------------------------------------------------
In July 2003, CGM's motion for summary judgment was granted.

Item 2.   Changes in Securities and Use of Proceeds -

               Additional Units offered represent a reduced brokerage fee to existing limited partners who invested $1,000,000 or more. For the six months ended June 30, 2003 and 2002, there were additional sales of
          2.8778 and 4.4897 Units totaling $4,518 and $4,915, respectively.

               Proceeds from the sale of additional Units are used in the trading of commodity interests including futures contracts, options and forward contracts.

Item 3. Defaults Upon Senior Securities - None

Item 4. Submission of Matters to a Vote of Security Holders - None

Item 5. Other Information - None

Item 6 The exhibits required to be filed by Item 601 of Regulation S-K are incorporated herein by reference to the exhibit index of the Partnership's Report on Form 10-K for the period ended December 31, 2002.

          (a)  Exhibit   -  31.1  -  Rule   13a-14(a)/15d-14(a)   Certifications
               (Certifications of President and Director)

          Exhibit   -   31.2   -   Rule    13a-14(a)/15d-14(a)    Certifications
               (Certifications of Chief financial Officer and Director)

          Exhibit  -  32.1  -  Section  1350  Certifications  (Certification  of
               President and Director).

          Exhibit - 32.2 - Section 1350  Certifications  (Certification of Chief
               Financial Officer and Director).

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


By:    /s/ David J. Vogel
           David J. Vogel, President and Director

Date:      8/14/03


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:        Citigroup Managed Futures LLC
           (General Partner)


By:    /s/ David J. Vogel
           David J. Vogel, President and Director


Date:      8/14/03


By:   /s/ Daniel R. McAuliffe, Jr.
          Daniel R. McAuliffe, Jr.
          Chief Financial Officer and Director

Date: 8/14/03

                                                                    Exhibit 31.1

                                 CERTIFICATIONS

I, David J. Vogel, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Smith Barney Diversified Futures Fund L.P. (the "registrant");

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition and results of operations of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

c) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: August 14, 2003


                                           /s/    David J. Vogel
                                                  David J. Vogel
                                                  Citigroup Managed Futures LLC
                                                  President and Director

                                                                    Exhibit 31.2

                                 CERTIFICATIONS

I, Daniel R. McAuliffe, Jr., certify that:

1. I have reviewed this quarterly report on Form 10-Q of Smith Barney Diversified Futures Fund L.P. (the "registrant");

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition and results of operations of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

c) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: August 14, 2003


                                        /s/Daniel R. McAuliffe, Jr.
                                           Daniel R. McAuliffe, Jr.
                                           Citigroup Managed Futures LLC
                                           Chief Financial Officer and Director

                                                                    Exhibit 32.1

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Smith Barney Diversified Futures Fund L.P. (the "Partnership") on Form 10-Q for the period ending June 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, David J. Vogel, President and Director of Citigroup Managed Futures LLC, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


/s/David J. Vogel
David J. Vogel
Citigroup Managed Futures LLC
President and Director

August 14, 2003

                                                                    Exhibit 32.2

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Smith Barney Diversified Futures Fund L.P. (the "Partnership") on Form 10-Q for the period ending June 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Daniel R. McAuliffe, Jr., Chief Financial Officer and Director of Citigroup Managed Futures LLC, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.

/s/ Daniel R. McAuliffe, Jr.
Daniel R. McAuliffe, Jr.
Citigroup Managed Futures LLC
Chief Financial Officer and Director

August 14, 2003