Form 10-Q
period 2003-09-30
SMITH BARNEY DIVERSIFIED FUTURES FUND LP
filed 2003-11-13
CIK 911503

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                 (X) QUARTERLY REPORT UNDER SECTION 13 or 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

               OR ( ) TRANSITION REPORT UNDER SECTION 13 or 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter ended September 30, 2003

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

                                                 Yes ____ No __X__

                   SMITH BARNEY DIVERSIFIED FUTURES FUND L.P.
                                    FORM 10-Q
                                      INDEX

                                                             Page
                                                            Number

PART I - Financial Information:

    Item 1.   Financial Statements:

              Statements of Financial Condition
              at September 30, 2003 and December 31,
              2002 (unaudited).                                 3

              Condensed Schedules of Investments at
              September 30, 2003 and December 31, 2002
              (unaudited).                                    4 - 5

              Statements of Income and Expenses
              and Partners' Capital for the three
              and nine months ended September 30, 2003
              and 2002 (unaudited).                             6

              Notes to Financial Statements
              (unaudited)                                     7 -11

    Item 2.   Management's Discussion and
              Analysis of Financial Condition
              and Results of Operations                      12 - 15

    Item 3.   Quantitative and Qualitative
              Disclosures about Market Risk                  16 - 17

    Item 4.   Controls and Procedures                          18


PART II - Other Information                                    19

                                     PART I
                          ITEM 1. FINANCIAL STATEMENTS

                   SMITH BARNEY DIVERSIFIED FUTURES FUND L.P.
                        STATEMENTS OF FINANCIAL CONDITION
                                   (Unaudited)

                                                        September 30, December 31,
                                                           2003          2002
                                                        -----------   -----------

Assets:

Equity in commodity futures trading account:
Cash (restricted $11,534,771 and $10,243,181 in 2003
and 2002, respectively)                                 $65,463,736   $64,057,301
Net unrealized appreciation on open futures positions     2,438,146     5,178,692
Unrealized appreciation on open forward contracts         2,823,791     1,901,689
                                                        -----------   -----------
                                                         70,725,673    71,137,682
Interest receivable                                          40,194        53,318
                                                        -----------   -----------
                                                        $70,765,867   $71,191,000
                                                        ===========   ===========

LIABILITIES AND PARTNERS' CAPITAL:

Liabilities:
Unrealized depreciation on open forward contracts        $1,833,203    $2,126,027
Accrued expenses:
Commissions                                                 311,613       320,817
Management fees                                             108,816       143,470
Incentive fees                                                   --        55,035
Other                                                        48,194        71,432
Redemptions payable                                       1,544,376       412,272
                                                        -----------   -----------
                                                          3,846,202     3,129,053
                                                        -----------   -----------

Partners' Capital:

General Partner, 1,276.7484 Units
equivalents outstanding in 2003 and 2002                  1,916,974     1,810,978
Limited Partners, 43,293.4219 and
46,707.3718 Redeemable Units of Limited Partnership
Interest outstanding in 2003 and 2002,
respectively                                             65,002,691    66,250,969
                                                        -----------   -----------
                                                         66,919,665    68,061,947
                                                        -----------   -----------
                                                        $70,765,867   $71,191,000
                                                        ===========   ===========


See Accompanying  Notes to Unaudited Financial Statements.
                                        3

                   Smith Barney Diversified Futures Fund L.P.
                        Condensed Schedule of Investments
                               September 30, 2003
                                   (Unaudited)

Sector                                       Contract                                             Fair Value
----------------------------------------------------------------------------------------------------------------
Currencies
                                            Futures contracts purchased  2.51%                      $ 1,677,199
                                            Futures contracts sold  (0.14)%                             (89,990)
                                                                                                    ------------
                                              Total futures contracts  2.37%                          1,587,209

                                            Unrealized appreciation on forward contracts 3.96%        2,650,969
                                            Unrealized depreciation on forward contracts (2.31)%     (1,547,725)
                                                                                                    ------------
                                              Total forward contracts  1.65%                          1,103,244
                                                                                                    ------------
   Total Currencies  4.02%                                                                            2,690,453
                                                                                                    ------------
Energy
                                            Futures contracts purchased  0.01%                            5,725
                                            Futures contracts sold  (0.56)%                            (374,147)
                                                                                                    ------------
  Total Energy  (0.55)%                                                                                (368,422)
                                                                                                    ------------
Grains
                                            Futures contracts purchased  1.58%                        1,058,907
                                            Futures contracts sold  0.00%*                                1,508
                                                                                                    ------------
  Total Grains  1.58%                                                                                 1,060,415
                                                                                                    ------------
Interest Rates U.S.
                                            Futures contracts purchased  1.35%                          905,879
                                            Futures contracts sold  (0.21)%                            (140,535)
                                                                                                    ------------
  Total Interest Rates U.S.  1.14%                                                                      765,344
                                                                                                    ------------
Interest Rates Non-U.S.
                                            Futures contracts purchased 0.91%                           612,152
                                            Futures contracts sold  (0.48)%                            (324,704)
                                                                                                    ------------
  Total Interest Rates Non-U.S.  0.43%                                                                  287,448
                                                                                                    ------------

Total Livestock  0.13%                      Futures contracts purchased  0.13%                           84,170
                                                                                                    ------------

Total Lumber  (0.01)%                       Total futures contracts purchased  (0.01)%                   (4,378)
                                                                                                    ------------
Metals
                                              Total futures contracts purchased  0.26%                  171,548
                                            Unrealized appreciation on forward contracts 0.26%          172,822
                                            Unrealized depreciation on forward contracts (0.43)%       (285,478)
                                                                                                    ------------
                                              Total forward contracts  (0.17)%                         (112,656)
                                                                                                    ------------
  Total Metals  0.09%                                                                                    58,892
                                                                                                    ------------
Softs
                                            Futures contracts purchased  0.05%                           35,611
                                            Futures contracts sold  (0.06)%                             (41,634)
                                                                                                    ------------
  Total Softs  (0.01)%                                                                                   (6,023)
                                                                                                    ------------
Indices
                                            Futures contracts purchased  (1.74)%                     (1,165,935)
                                            Futures contracts sold  0.04%                                26,770
                                                                                                    ------------
  Total Indices   (1.70)%                                                                            (1,139,165)
                                                                                                    ------------

Total Fair Value  5.12%                                                                             $ 3,428,734
                                                                                                    ============
Country Composition                         Investments at Fair Value     % of Investments at Fair Value
--------------------                        ------------------------       --------------------------
Australia                                                 $ (3,160)                   (0.09)%
Canada                                                      54,225                     1.58
Germany                                                   (108,787)                   (3.17)
France                                                     (55,837)                   (1.63)
Hong Kong                                                  (16,476)                   (0.48)
Italy                                                      (13,323)                   (0.39)
Japan                                                     (184,085)                   (5.37)
Spain                                                      (77,487)                   (2.26)
United Kingdom                                            (374,338)                  (10.92)
United States                                            4,208,002                   122.73
                                            -----------------------               ---------
                                                       $ 3,428,734                  (100.00)%
                                            =======================               =========

Percentages are based on Partners' capital unless otherwise indicated
* Due to rounding
See Accompanying Notes to Unaudited Financial Statements.

                   Smith Barney Diversified Futures Fund L.P.
                        Condensed Schedule of Investments
                                December 31, 2002
                                (Unaudited)

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

                   SMITH BARNEY DIVERSIFIED FUTURES FUND L.P.
             STATEMENTS OF INCOME AND EXPENSES AND PARTNERS' CAPITAL
                                   (UNAUDITED)


                                                                   THREE MONTHS ENDED             NINE MONTHS ENDED
                                                                      SEPTEMBER 30,                 SEPTEMBER 30,
                                                               ---------------------------     -----------------------------
                                                                    2003          2002            2003            2002
                                                               ----------------------------    ----------------------------
Income:
Net gains (losses) on trading of commodity
interests:
Realized gains (losses) on closed positions                     $(7,926,752)    $19,213,474     $11,219,567     $17,931,819
Change in unrealized gains (losses) on open
positions                                                         5,540,836      (2,238,673)     (1,525,620)      2,970,986
                                                               ------------    ------------    ------------    ------------
Net realized and unrealized gains (losses)                       (2,385,916)     16,974,801       9,693,947      20,902,805
Interest income                                                     124,003         229,719         455,871         630,078
                                                               ------------    ------------    ------------    ------------
                                                                 (2,261,913)     17,204,520      10,149,818      21,532,883
                                                               ------------    ------------    ------------    ------------
Expenses:
Brokerage commissions including clearing fees
of $36,601, $39,027, $115,482 and $135,291, respectively          1,046,402       1,076,738       3,309,082       2,944,431
Management fees                                                     339,584         404,855       1,103,354       1,169,306
Incentive fees                                                           --       2,542,178       1,497,113       2,810,952
Other expenses                                                       17,456          26,203          62,410          78,489
                                                               ------------    ------------    ------------    ------------
                                                                  1,403,442       4,049,974       5,971,959       7,003,178
                                                               ------------    ------------    ------------    ------------

Net income (loss)                                                (3,665,355)     13,154,546       4,177,859      14,529,705

Additions                                                             2,223           3,044           6,741           7,959
Redemptions - Limited Partners                                   (2,237,946)     (2,389,411)     (5,326,882)     (8,104,572)
            - General Partner                                            --        (999,999)             --        (999,999)
                                                               ------------    ------------    ------------    ------------

Net increase (decrease) in Partners' capital                     (5,901,078)      9,768,180      (1,142,282)      5,433,093

Partners' capital, beginning of period                           72,820,743      62,033,654      68,061,947      66,368,741
                                                               ------------    ------------    ------------    ------------

Partners' capital, end of period                                $66,919,665     $71,801,834     $66,919,665     $71,801,834
                                                               ------------    ------------    ------------    ------------

Net asset value per Redeemable Unit
(44,570.1703 and 49,356.6176 Redeemable Units outstanding
at September 30, 2003 and 2002, respectively)                     $1,501.45       $1,454.76       $1,501.45       $1,454.76
                                                                ------------    ------------    ------------    ------------

Net income (loss) per Redeemable Unit of Limited Partnership
Interest and General Partner Unit equivalent                        $(79.85)        $259.57          $83.02         $293.54
                                                               ------------    ------------    ------------    ------------


See Accompanying Notes to Unaudited Financial Statements.
                                        6

                   Smith Barney Diversified Futures Fund L.P.
                          Notes to Financial Statements
                               September 30, 2003
                                   (Unaudited)

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

     On April 7, 2003, Smith Barney Futures Management LLC changed its name to Citigroup Managed Futures LLC. Citigroup Managed Futures LLC acts as the general partner (the "General Partner") of the Partnership. The Partnership's commodity broker is Citigroup Global Markets Inc. ("CGM"), formerly Salomon Smith Barney
Inc. CGM is an affiliate of the General Partner. The General Partner is wholly owned by Citigroup Global Markets Holdings Inc. ("CGMHI"), formerly Salomon Smith Barney Holdings Inc., which is the sole owner of CGM. CGMHI is a wholly owned subsidiary of Citigroup Inc. ("Citigroup"). As of September 30, 2003, all trading decisions are made for the Partnership by Campbell & Company, Inc., Willowbridge Associates, Inc., Winton Capital Management and Graham Capital Management L.P. (each an "Advisor" and collectively, the "Advisors").

     The accompanying financial statements are unaudited but, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Partnership's financial condition at September 30, 2003 and December 31, 2002 and the results of its operations for the three and nine months ended September 30, 2003 and 2002. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. You should read these financial statements together with the financial statements and notes included in the Partnership's annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2002.

     Due to the nature of commodity trading, the results of operations for the interim periods presented should not be considered indicative of the results that may be expected for the entire year.

     Certain prior period amounts have been reclassified to conform to current year presentation.

                                                                   (Continued)

                   Smith Barney Diversified Futures Fund L.P.
                          Notes to Financial Statements
                               September 30, 2003
                                   (Unaudited)
                                   (continued)

2.       Financial Highlights:

     Changes in net asset value per Redeemable Unit for the three and nine months ended September 30, 2003 and 2002 were as follows:


                                     THREE-MONTHS ENDED         NINE-MONTHS ENDED
                                          SEPTEMBER 30,          SEPTEMBER 30,
                                         2003      2002         2003         2002


Net realized and unrealized
gains (losses)*                       $(74.76)     $313.68      $129.33      $360.21
Interest income                          2.70         4.55         9.72        11.76
Expenses **                             (7.79)      (58.66)      (56.03)      (78.43)
                                       -------      -------     -------       -------
Increase/Decrease for period           (79.85)      259.57        83.02       293.54
Net Asset Value per Redeemable
Unit, beginning of period            1,581.30     1,195.19     1,418.43     1,161.22
                                       -------      -------     -------       -------
Net Asset Value per Redeemable
Unit, end of period                 $1,501.45    $1,454.76    $1,501.45    $1,454.76
                                     ========     ========     ========     =========


*       Includes brokerage commissions.
**      Excludes brokerage commissions.

                   Smith Barney Diversified Futures Fund L.P.
                          Notes to Financial Statements
                               September 30, 2003
                                   (Unaudited)
                                   (continued)

Financial Highlights continued:



                                     THREE-MONTHS ENDED NINE-MONTHS ENDED
                                       SEPTEMBER 30,    SEPTEMBER 30,
                                       2003     2002    2003     2002

Ratio to average net assets: ***
Net investment loss before
incentive fees ****                   (7.3)%   (7.6)%   (7.4)%   (7.5)%
                                      =====    =====    =====    =====

Operating expenses                     8.0%     9.0%     8.2%     8.9%
Incentive fees                         0.0%    15.1%     2.8%     5.9%
                                       ----    -----    -----     -----
Total expenses                         8.0%    24.1%    11.0%    14.8%
                                       ====    ====     ====     =====
Total return:
Total return before incentive fees    (5.1)%   26.0%     8.2%    30.2%
Incentive fees                        (0.0)%   (4.3)%   (2.3)%   (4.9)%
                                       ----    -----    -----   ------
Total return after incentive fees     (5.1)%   21.7%     5.9%    25.3%
                                       ====    =====    ====     =====

***  Annualized

****     Interest income less total expenses (exclusive of incentive fees).

The above ratios may vary for individual investors based on the timing of capital transactions during the period.

                   Smith Barney Diversified Futures Fund L.P.
                          Notes to Financial Statements
                               September 30, 2003
                                   (Unaudited)
                                   (Continued)

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

     The  Customer   Agreement   between  the  Partnership  and  CGM  gives  the
Partnership the legal right to net unrealized gains and losses on open futures positions.

     All of the commodity interests owned by the Partnership are held for trading purposes. The average fair values during the nine and twelve months ended September 30, 2003 and December 31, 2002, based on a monthly calculation, were assets of $3,531,019 and $4,063,172, respectively. The fair values of these commodity interests, including options thereon, if applicable, at September 30, 2003 and December 31, 2002, were assets of $3,428,734 and $4,954,354, respectively. Fair values for exchange traded commodity futures and options are based on quoted market prices for those futures and options. Fair values for all other financial instruments for which market quotations are not readily available are based on calculations approved by the General Partner.

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

                   Smith Barney Diversified Futures Fund L.P.
                          Notes to Financial Statements
                               September 30, 2003
                                   (Unaudited)
                                   (continued)

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

     The majority of these  instruments  mature within one year of September 30,
2003.  However,  due  to  the  nature  of  the  Partnership's  business,   these
instruments may not be held to maturity.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

     The Partnership does not engage in the sale of goods or services. Its only assets are its equity in its commodity futures trading account, consisting of cash, net unrealized appreciation (depreciation) on open futures and forward contracts, commodity options and interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership. While substantial losses could lead to a decrease in liquidity, no such losses occurred during the third quarter of 2003.

     The Partnership's capital consists of the capital contributions of the partners as increased or decreased by realized and/or unrealized gains or losses on commodity futures trading, expenses, interest income, additions and redemptions of Redeemable Units and distributions of profits, if any.

     For the nine months ended September 30, 2003, Partnership capital decreased 1.7% from $68,061,947 to $66,919,665. This decrease was attributable to the redemption of 3,418.2669 Redeemable Units of Limited Partnership Interest totaling $5,326,882, partially offset by additional sales of 4.3170 Redeemable Units totaling $6,741 and net income from operations of $4,177,859. Persons investing $1,000,000 or more will pay a reduced brokerage fee, receiving the differential in the form of additional Redeemable Units. Future redemptions can impact the amount of funds available for investment in commodity contract positions in subsequent periods.

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

Results of Operations

     During the Partnership's third quarter of 2003, the net asset value per Redeemable Unit decreased 5.1% from $1,581.30 to $1,501.45 as compared to an increase of 21.7% in the third quarter of 2002. The Partnership experienced a net trading loss before brokerage commissions and related fees in the third quarter of 2003 of $2,385,916. Losses were primarily attributable to the trading of commodity contracts in currencies, energy, softs, U.S. and non-U.S. interest rates and were partially offset by gains in grains, livestock metals and indices. The Partnership experienced a net trading gain before brokerage commissions and related fees in the third quarter of 2002 of $16,974,801. Gains were primarily attributable to the trading of commodity contracts in energy, U.
S. and non-U.S. interest rates, grains and indices and were partially offset by losses in currencies, softs, metals and livestock.

     During the nine months ended September 30, 2003, the Partnerships net asset value per Redeemable Unit increased 5.9% from 1,418.43 to 1,501.45 as compared to an increase of 25.3% for the nine months ended September 30, 2002. The Partnership experienced a net trading gain before brokerage commissions and related fees during the nine months ended September 30, 2003 of $9,693,947. Gains were primarily attributable to the trading of commodity contracts in currencies, energy, livestock, U.S. and non-U.S. interest rates and indices and were partially offset by losses in grains, softs and metals. The Partnership experienced a net trading gain before brokerage commissions and related fees during the nine months ended September 30, 2002 of $20,902,805. Gains were primarily attributable to the trading of commodity contracts in currencies, energy, grains, livestock, U.S. and non-U.S. interest rates and indices and were partially offset by losses in softs and metals.

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

     Interest income on 80% of the Partnership's daily equity maintained in cash was earned at the monthly average 30-day U.S. Treasury bill rate determined weekly by CGM based on the non-competitive yield on three month U.S. Treasury bills maturing 30 days from the date in which such weekly rate is determined. CGM may continue to maintain the Partnership assets in cash and/or place all of the Partnership assets in 90-day Treasury bills and pay the Partnership 80% of the interest earned on the Treasury bills purchased. CGM will retain 20% of any interest earned on Treasury bills. Interest income for the three and nine months ended September 30, 2003 decreased by $105,716 and $174,207, respectively, as compared to the corresponding periods in 2002. The decrease in interest income is primarily due to decreases in interest rates during the three and nine months ended September 30, 2003 as compared to 2002.

     Brokerage commissions are calculated on the Partnership's net asset value as of the last day of each month and are affected by trading performance and redemptions. Accordingly, they must be compared in relation to the fluctuations in monthly net asset values. Commissions and fees for the three months ended September 30, 2003 decreased by $30,336 as compared to the corresponding period in 2002. The decrease in brokerage commissions is due to a decrease in net assets during the three months ended September 30, 2003 as compared to 2002. Commissions and fees for the nine months ended September 30, 2003 increased by $364,651 as compared to the corresponding period in 2002. The increase in brokerage commissions is due to an increase in net assets during the nine months ended September 30, 2003 as compared to 2002.

     Management fees are calculated on the portion of the Partnership's net asset value allocated to each Advisor at the end of the month and, therefore, are affected by trading performance and redemptions. Management fees for the three and nine months ended September 30, 2003 decreased by $65,271 and $65,952, respectively as compared to the corresponding periods in 2002.

     Incentive fees are based on the new trading profits generated by each Advisor at the end of the quarter as defined in the advisory agreements between the Partnership, the General Partner and each Advisor. Trading performance for the three and nine months ended September 30, 2003 resulted in incentive fees of $0 and $1,497,113, respectively. Trading performance for the three and nine months ended September 30, 2002 resulted in incentive fees of $2,542,178 and $2,810,952, respectively.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

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

     The following table indicates the trading Value at Risk associated with the Partnership's open positions by market category as of September 30, 2003 and the highest and lowest value at any point during the nine months ended September 30, 2003. All open position trading risk exposures of the Partnership have been included in calculating the figures set forth below. As of September 30, 2003, the Partnership's total capitalization was $66,919,665. There has been no material change in the trading Value at Risk information previously disclosed in the Form 10-K for the year ended December 31, 2002.

                               September 30, 2003
                                   (Unaudited)

                                                                          Year  to Date

                                                  % of Total            Low         High           Average
Market Sector                   Value at Risk   Capitalization    Value at Risk Value at Risk  Value at Risk
Currencies:
-        Exchange Traded
        Contracts                $  1,390,232          2.08%        $1,621,311      $352,353    $1,079,150
 - OTC Contracts                    1,401,539          2.09%         1,568,776       766,266     1,105,762
Energy                              1,146,032          1.71%         2,554,300       125,200     1,297,068
Grains                                329,567          0.49%           524,832       193,841       367,924
Interest Rates U.S.                   636,800          0.95%         1,346,600       189,193       738,887
Interest Rates Non-U.S.             1,408,152          2.10%         3,238,751       535,816     1,534,936
Livestock                              71,200          0.11%           148,800        21,410        61,850
Metals:
 - Exchange Traded
        Contracts                     308,700          0.46%           313,900        76,600       229,633
 - OTC Contracts                      374,650          0.56%           676,175        36,750       323,147
Softs                                 383,810          0.57%           411,285        89,942       275,829
Indices                             2,547,081          3.81%         3,991,683       120,907     1,869,801
Lumber                                  2,800          0.01%             2,950         1,550         2,550
                                  ----------           -----
Total                             $10,000,563         14.94%
                                  ==========           =====

Item 4. Controls and Procedures

     Based on their evaluation of the Partnership's disclosure controls and procedures as of September 30, 2003, the President and Chief Financial Officer of the General Partner have concluded that such controls and procedures are effective.

     During the Partnership's last fiscal quarter, no changes occurred in the Partnership's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.

                           PART II. OTHER INFORMATION

Item 1.   LEGAL PROCEEDINGS

     The following information supplements and amends our discussion set forth under Part I, Item 3 "Legal Proceedings" in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2002, as updated by our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2003 and June 30, 2003 and our Current Report on Form 8-K dated April 28, 2003.

ENRON

TITTLE, ET AL. v. ENRON CORP., ET AL.

     On September 30, 2003, all of the claims against Citigroup in this litigation were dismissed.

Additional Actions

     Several additional actions, previously identified, have been consolidated or coordinated with the Newby action and are stayed, except with respect to certain discovery, until after the court's decision on class certification. In addition, on August 15, 2003, a purported class action was brought by purchasers of Enron stock alleging state law claims of negligent misrepresentation, fraud, breach of fiduciary duty and aiding and abetting a breach of fiduciary duty. On August 29, 2003, an investment company filed a lawsuit alleging that Citigroup, CGM and several other defendants (including, among others, Enron's auditor, financial institutions, outside law firms and rating agencies) engaged in a conspiracy, which purportedly caused plaintiff to lose credit (in the form of a commodity sales contract) it extended to an Enron subsidiary in purported reliance on Enron's financial statements. On September 24, 2003, Enron filed an adversary proceeding in its chapter 11 bankruptcy proceedings to recover alleged preferential payments and fraudulent transfers involving Citigroup, CGM and other entities, and to disallow or to subordinate bankruptcy claims that Citigroup, CGM and other entities have filed against Enron.

Research

     In connection with the global research settlement, on October 31, 2003, final judgment was entered against CGM and nine other investment banks. In addition, CGM has entered into separate settlement agreements with numerous states and certain U.S. territories.

WORLDCOM

     Citigroup and/or CGM are now named in approximately 35 individual state court actions brought by pension funds and other institutional investors based on underwriting of debt securities of WorldCom. Most of these actions have been removed to federal court and transferred to the United States District Court for the Southern District of New York for centralized pretrial hearings with other WorldCom actions. On October 24, 2003, the court granted plaintiffs' motion to have this matter certified as a class action.

OTHER

     On November 3, 2003, the United States District Court for the Southern District of New York granted the Company's motion to dismiss the consolidated amended complaint asserting violations of certain federal and state antitrust laws by CGM and other investment banks in connection with the allocation of shares in initial public offerings underwritten by such parties.

Item 2.   Changes in Securities and Use of Proceeds -

          Additional Redeemable Units offered represent a reduced brokerage fee to existing limited partners who invested $1,000,000 or more. For the nine months ended September 30, 2003 and 2002, there were additional sales of
     4.3170  and  6.8491   Redeemable   Units   totaling   $6,741  and   $7,959,
     respectively.

          Proceeds from the sale of additional Redeemable Units are used in the trading of commodity interests including futures contracts, options and forward contracts.

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

Date:      11/13/03


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:        Citigroup Managed Futures LLC
           (General Partner)


By:        /s/ David J. Vogel
           David J. Vogel, President and Director


Date:      11/13/03


By:       /s/ Daniel R. McAuliffe, Jr.
          Daniel R. McAuliffe, Jr.
          Chief Financial Officer and Director

Date: 11/13/03

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

b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

c) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

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

Date: November 13, 2003


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

b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

c) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

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

Date: November 13, 2003


                                      /s/  Daniel R. Mcauliffe, Jr.
                                           Daniel R. McAuliffe, Jr.
                                           Citigroup Managed Futures LLC
                                           Chief Financial Officer and Director

                                                                    Exhibit 32.1

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Smith Barney Diversified Futures Fund L.P. (the "Partnership") on Form 10-Q for the period ending September 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, David J. Vogel, President and Director of Citigroup Managed Futures LLC, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


/s/ David J. Vogel
David J. Vogel
Citigroup Managed Futures LLC
President and Director

November 13, 2003

                                                                   Exhibit 32.2
                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Smith Barney Diversified Futures Fund L.P. (the "Partnership") on Form 10-Q for the period ending September 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Daniel R. McAuliffe, Jr., Chief Financial Officer and Director of Citigroup Managed Futures LLC, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


Daniel R. McAuliffe, Jr.
Citigroup Managed Futures LLC
Chief Financial Officer and Director

November 13, 2003