Form 10-K
period 2003-12-31
SMITH BARNEY DIVERSIFIED FUTURES FUND LP
filed 2004-03-29
CIK 911503

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                  Annual Report Pursuant to Section 13 or 15(d)

                     of the Securities Exchange Act of 1934

                      For the year ended December 31, 2003

Commission File Number 0-26132



                   SMITH BARNEY DIVERSIFIED FUTURES FUND L.P.
             (Exact name of registrant as specified in its charter)


                New York                               13-3729162
    (State or other jurisdiction of                 (I.R.S. Employer
    incorporation or organization)                 Identification No.)

                        c/o Citigroup Managed Futures LLC
                             399 Park Ave. - 7th Fl.
                            New York, New York 10022
              (Address and Zip Code of principal executive offices)

                                 (212) 559-2011
              (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Redeemable Units of
                                                            Limited Partnership
                                                            Interest
                                                            (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                     Yes   X    No
                                         ----
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K [X].

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).


                                     Yes         No   X
                                                    -----

Limited Partnership Redeemable Units with an aggregate value of $70,801,821 were outstanding and held by non-affiliates as of the last business day of the registrant's most recently completed second fiscal quarter.

As of February 29, 2004, 41,776.5290 Limited Partnership Redeemable Units were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None

                                     PART I



Item 1.  Business

     (a) General development of business. Smith Barney Diversified Futures Fund L.P. ("Partnership") is a limited partnership organized under the partnership laws of the State of New York, on August 13, 1993 to engage in speculative trading of a diversified portfolio of commodity interests, including futures contracts, options and forwards. The commodity interests that are traded by the Partnership are volatile and involve a high degree of market risk. The Partnership commenced trading operations on January 12, 1994. A total of 150,000 redeemable units of Limited Partnership Interest in the Partnership ("Redeemable Units") were offered to the public. A Registration Statement on Form S-1 relating to the public offering became effective on October 29, 1993 (File No. 033-68074). Between October 29, 1993 and January 11, 1994, 75,615 Redeemable Units were sold to the public at $1,000 per Redeemable Unit. Proceeds of the offering were held in an escrow account and were transferred, along with the general partner's contribution of $781,000 to the Partnership's trading account on January 12, 1994 when the Partnership commenced trading. An additional 150,000 Redeemable Units were registered on a Registration Statement on Form S-1 effective February 17, 1994 (File No. 033-75056). Sales of additional Redeemable Units and additional general partner contributions and redemptions of Redeemable Units for the year ended December 31, 2003 are reported in the Statement of Partners' Capital on page F-9 under "Item 8. Financial Statements and Supplementary Data."

     Citigroup Managed Futures LLC, formerly Smith Barney Futures Management LLC, acts as the general partner (the "General Partner") of the Partnership. The Partnership's commodity broker is Citigroup Global Markets Inc. ("CGM"), formerly Salomon Smith Barney Inc. CGM is an affiliate of the General Partner. The General Partner is wholly owned by Citigroup Global Markets Holdings Inc. ("CGMHI"), formerly Salomon Smith Barney Holdings Inc., which is the sole owner of CGM. CGMHI is a wholly owned subsidiary of Citigroup Inc.

     The Partnership's trading of futures, forwards and options contracts, if applicable, on commodities is done on United States of America and foreign commodity exchanges. It engages in such trading through a commodity brokerage account maintained with CGM. As of December 31, 2003, all commodity trading decisions are made for the Partnership by Campbell & Company, Inc. ("Campbell"), Willowbridge Associates, Inc. ("Willowbridge"), Winton Capital Management ("Winton") and Graham Capital Management L.P. ("Graham") (collectively, the "Advisors"). None of the Advisors is affiliated with one another, the General Partner or CGM. The Advisors are not responsible for the organization or operation of the Partnership. Stonebrook Structured Products, LLC ("Stonebrook") was terminated as an Advisor to the Partnership on January 31, 2003.

     The General Partner has agreed to make capital contributions, if necessary, so that its general partnership interest will be equal to the greater of (i) an amount to entitle it to 1% of each material item of Partnership income, loss, deduction or credit and (ii) the greater of (a) 1% of the partners'
contributions to the Partnership or (b) $25,000. The Partnership will be liquidated upon the first of the following to occur: December 31, 2013; the Net Asset Value per Redeemable Unit falls below $400 as of the close of any business day; or under certain circumstances as defined in the limited partnership agreement of the Partnership (the "Limited Partnership Agreement").

     Pursuant to the terms of the management agreements with each Advisor (the "Management Agreements"), the Partnership pays Campbell, Graham and Willowbridge a monthly management fee equal to 1/6 of 1% (2% per year) of month-end Net

Assets allocated to the Advisor as of the end of each month. Winton will receive a monthly management fee equal to 1/12 of 1.50% (1.50% per year), of month-end Net Assets allocated to the Advisor as of the end of each month. Month-end Net Assets for the purpose of calculating management fees are Net Assets, as defined in the Limited Partnership Agreement, prior to the reduction of redemptions and incentive fees. In addition, the Partnership is obligated to pay each Advisor 20% of the New Trading Profits, as defined in the Management Agreements, earned by each Advisor to the Partnership in each calendar quarter.

     The Partnership has entered into a Customer Agreement with CGM (the "Customer Agreement") which provides that the Partnership pays CGM a monthly brokerage fee equal to 11/24 of 1% (5.5% per year) of month-end Net Assets allocated to the Advisors in lieu of brokerage commissions on a per trade basis. Month-end Net Assets for the purpose of calculating commissions are Net Assets, as defined in the Limited Partnership Agreement, prior to the reduction of accrued expenses and redemptions payable. Persons investing $1,000,000 or more will pay a reduced brokerage fee of 7/24 of 1% of month-end Net Assets (3.5% per year), receiving the differential between this reduced fee and 5.5% per year in the form of additional Redeemable Units. CGM pays a portion of its brokerage fees to its financial consultants who have sold Redeemable Units and who are registered as associated persons with the Commodity Futures Trading Commission (the "CFTC"). The Partnership pays for National Futures Association ("NFA") fees, exchange and clearing fees, give-up and user fees and floor brokerage fees. The Customer Agreement between the Partnership and CGM gives the Partnership the legal right to net unrealized gains and losses. Brokerage fees will be paid for the life of the Partnership, although the rate at which such fees are paid may be changed.

     In addition, CGM pays the Partnership interest on 80% of the average daily equity maintained in cash in its account during each month at a 30-day U.S. Treasury bill rate determined weekly by CGM based on the average non-competitive yield on 3-month U.S. Treasury bills maturing in 30 days from the date on which such weekly rate is determined. The Customer Agreement may be terminated upon notice by either party.

     (b) Financial information about industry segments. The Partnership's business consists of only one segment, speculative trading of commodity interests. The Partnership does not engage in sales of goods or services. The Partnership's net income (loss) from operations for the years ended December 31, 2003, 2002, 2001, 2000 and 1999 is set forth under "Item 6. Selected Financial Data". The Partnership's capital as of December 31, 2003 was $71,727,346.

     (c) Narrative description of business.

     See Paragraphs (a) and (b) above.

     (i) through (xii) - Not applicable.

     (xiii) - The Partnership has no employees.

     (d) Financial information about geographic areas. The Partnership does not engage in sales of goods or services, or own any long lived assets, and therefore this item is not applicable.

     (e) Available information. The Partnership does not have an Internet address. The Partnership will provide paper copies of its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to these reports free of charge upon request.

Item 2.  Properties.

     The Partnership does not own or lease any properties. The General Partner operates out of facilities provided by its affiliate, CGM.

Item 3.   Legal Proceedings.

     This section describes the major pending legal proceedings, other than ordinary routine litigation incidental to the business, to which CGMHI or its subsidiaries is a party or to which any of their property is subject. There are no material legal proceedings pending against the Partnership or the General Partner.

     CGM is a New York corporation with its principal place of business at 388 Greenwich St., New York, New York 10013. CGM is registered as a broker-dealer and futures commission merchant ("FCM"), and provides futures brokerage and clearing services for institutional and retail participants in the futures markets. CGM and its affiliates also provide investment banking and other financial services for clients worldwide.

     There have been no administrative, civil or criminal actions pending, on appeal or concluded against CGM or any of its individual principals within the past five years that management believes may have a material impact on CGM's ability to act as an FCM. In the ordinary course of its business, CGM is a party to various claims and regulatory inquiries.

Settlement of Certain Legal and Regulatory Matters

     On April 28, 2003, CGM announced final agreements with the SEC, the National Association of Securities Dealers ("NASD"), the New York Stock Exchange ("NYSE") and the New York Attorney General to resolve on a civil basis all of their outstanding investigations into its research and IPO allocation and distribution practices (the "Research Settlement"). To effectuate the Research Settlement, the SEC filed a Complaint and Final Judgment in the United States District Court for the Southern District of New York. On October 31, 2003, final judgment was entered against CGM and nine other investment banks. The NASD has accepted the Letter of Acceptance, Waiver and Consent entered into with CGM in connection with the Research Settlement. In May 2003, the NYSE advised CGM that the Hearing Panel's Decision, in which it accepted the Research Settlement, had become final. As required by the Research Settlement, CGM has entered into separate settlement agreements with 48 states and various U.S. territories and is in settlement negotiations with the remaining 2 states.

 Enron Corp.

     In April 2002, Citigroup was named as a defendant along with, among others, commercial and/or investment banks, certain current and former Enron officers and directors, lawyers and accountants in a putative consolidated class action complaint that was filed in the United States District Court for the Southern District of Texas seeking unspecified damages. The action, brought on behalf of individuals who purchased Enron securities (NEWBY, ET AL. V. ENRON CORP., ET AL.), alleges violations of Sections 11 and 15 of the Securities Act of 1933, as amended, and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended. Citigroup's motion to dismiss the complaint was denied in December 2002, and Citigroup filed an answer in January 2003. In May 2003, plaintiffs filed an amended consolidated class action complaint, and Citigroup filed a motion to dismiss in June 2003. Plaintiffs filed a motion for class certification in May 2003. Discovery is proceeding pending the Court's decision on class certification.

     Additional actions have been filed against Citigroup and certain of its affiliates, including CGM, along with other parties, including (i) actions brought by a number of pension and benefit plans, investment funds, mutual funds, and other individual and institutional investors in connection with the purchase of Enron and Enron-related equity and debt securities, alleging violations of various state and federal securities laws, state unfair competition statutes, common law fraud, misrepresentation, unjust enrichment, breach of fiduciary duty, conspiracy, and other violations of state law; (ii) an action by banks that participated in two Enron revolving credit facilities, originally alleging fraud, gross negligence, breach of implied duties, aiding and abetting and civil conspiracy in connection with defendants' administration of a credit facility with Enron; the Court granted Citigroup's motion to dismiss with respect to all claims except for certain claims of aiding and abetting and civil conspiracy; (iii) an action brought by several funds in connection with secondary market purchases of Enron debt securities, alleging violations of the federal securities law, including Section 11 of the Securities Act of 1933, as amended, and claims for fraud and misrepresentation; (iv) a series of putative class actions by purchasers of NewPower Holdings common stock, alleging violations of the federal securities law, including Section 11 of the Securities Act of 1933, as amended, and Section 10(b) of the Securities Exchange Act of 1934, as amended; (v) a putative class action brought by clients of CGM in connection with research reports concerning Enron, alleging breach of contract;
(vi) an action brought by a retirement and health benefits plan in connection with the purchase of certain Enron notes, alleging violation of federal securities law, including Section 11 of the Securities Act of 1933, as amended, violations of state securities and unfair competition law, and common law fraud and breach of fiduciary duty; (vii) an action brought by the Attorney General of Connecticut in connection with various commercial and investment banking services provided to Enron; (viii) an action brought by purchasers in the secondary market of Enron bank debt, alleging claims for common law fraud, conspiracy, gross negligence, negligence and breach of fiduciary duty; (ix) an action brought by an investment company, alleging that Enron fraudulently induced it to enter into a commodity sales contract; (x) five adversary proceedings filed by Enron in its chapter 11 bankruptcy proceedings to recover alleged preferential payments and fraudulent transfers involving Citigroup, certain of its affiliates and other entities, and to disallow or to subordinate claims that Citigroup and other entities have filed against Enron; (xi) third-party actions brought by former Enron officers and directors, alleging violation of state securities and other laws and a right to contribution from Citigroup, in connection with claims under state securities and common law brought against the officers and directors and others; and (xii) a purported class action brought on behalf of Connecticut municipalities, alleging violation of state statutes, conspiracy to commit fraud, aiding and abetting a breach of fiduciary duty and unjust enrichment. Several of these cases have been consolidated or coordinated with the NEWBY action and are now generally inactive pending the Court's decision on the pending motion on class certification.

Dynegy Inc.

     On June 6, 2003, the complaint in a pre-existing putative class action pending in the United States District Court for the Southern District of Texas (IN RE: DYNEGY INC. SECURITIES LITIGATION) brought by purchasers of publicly traded debt and equity securities of Dynegy Inc. was amended to add Citigroup, Citibank and CGM as defendants. The plaintiffs allege violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, against the Citigroup defendants.

WorldCom, Inc.

     Citigroup, CGM and certain executive officers and current and former employees have been named as defendants--along with twenty-two other investment banks, certain current and former WorldCom officers and directors, and WorldCom's former auditors--in a consolidated class action brought on behalf of individuals and entities who purchased or acquired publicly traded securities of WorldCom between April 29, 1999 and June 25, 2002 (IN RE: WORLDCOM INC. SECURITIES LITIGATION). The class action complaint asserts claims against CGM under (i) Sections 11 and 12(a)(2) of the Securities Act of 1933, as amended, in connection with certain bond offerings in which it served as underwriter, and
(ii) Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated under Section 10(b), alleging that it participated in the preparation and/or issuance of misleading WorldCom registration statements and disseminated misleading research reports concerning WorldCom stock. On May 19, 2003, the Court denied CGM's motion to dismiss the consolidated class action complaint. On October 24, 2003, the Court granted the plaintiffs' motion for class certification. On December 31, 2003, the United States Court of Appeals for the Second Circuit granted CGM's petition seeking leave for an interlocutory appeal of the class certification order. The District Court has scheduled trial to begin in January 2005.

     Pursuant to an order entered May 28, 2003, the District Court consolidated approximately seventy individual actions with the class action for pretrial proceedings. Certain individual plaintiffs have appealed the district court's order denying their motions to remand. The claims asserted in these individual actions are substantially similar to the claims alleged in the class action and assert state and federal securities law claims based on CGM's research reports concerning WorldCom and/or CGM's role as an underwriter in WorldCom offerings.

     Numerous other actions asserting claims against CGM in connection with its research reports about WorldCom and/or its role as an investment banker for WorldCom are pending in other federal and state courts. These actions have been remanded to various state courts, are pending in other federal courts, or have been conditionally transferred to the United States District Court for the Southern District of New York to be consolidated with the class action. In addition, actions asserting claims against Citigroup and certain of its affiliates relating to its WorldCom research reports are pending in numerous arbitrations around the country. These arbitration proceedings assert claims that are substantially similar to the claims asserted in the class action.

Global Crossing

     On or about January 28, 2003, lead plaintiff in a consolidated putative class action in the Redeemable United States District Court for the Southern District of New York (IN RE: GLOBAL CROSSING, LTD. SECURITIES LITIGATION) filed a consolidated complaint on behalf of purchasers of the securities of Global Crossing and Asia Global Crossing, which names as defendants, among others, Citigroup, CGM, CGMHI and certain executive officers and current and former employees. The putative class action complaint asserts claims against these Citigroup defendants under (i) Sections 11, 12(a)(2) and 15 of the Securities Act of 1933, as amended, and Section 14(a) of the Securities Exchange Act of 1934, as amended and Rule 14A-9A promulgated thereunder, in connection with certain  offerings in which CGM served as  underwriter  and in  connection  with certain transactions in which CGM issued fairness opinions, and (ii) Section 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder, alleging that they disseminated misleading research reports concerning Global Crossing and Asia Global Crossing. The Citigroup-related defendants have moved to dismiss these claims.

     In addition, actions asserting claims against Citigroup and certain of its affiliates relating to its Global Crossing research reports are pending in numerous arbitrations around the country. These arbitration proceedings assert claims that are substantially similar to the claims asserted in the putative class action.

Adelphia Communications Corporation

     On July 6, 2003, an adversary proceeding was filed by the Official Committee of Unsecured Creditors on behalf of Adelphia Communications Corporation against certain lenders and investment banks, including CGM, Citibank, N.A., Citicorp USA, Inc., and Citigroup Financial Products, Inc. (together, the Citigroup Parties). The complaint alleges that the Citigroup Parties and numerous other defendants committed acts in violation of the Bank Holding Company Act and the common law. The complaints seek equitable relief and an unspecified amount of compensatory and punitive damages. In November 2003, a similar adversary proceeding was filed by the Equity Holders Committee of Adelphia.

     In addition, CGM is among the underwriters named in numerous civil actions brought to date by investors in Adelphia debt securities in connection with Adelphia securities offerings between September 1997 and October 2001. Three of the complaints also assert claims against Citigroup Inc. and Citibank, N.A. All of the complaints allege violations of federal securities laws, and certain of the complaints also allege violations of state securities laws and the common law. The complaint seeks unspecified damages. In December 2003, a second amended complaint was filed and consolidated before the same judge of the Redeemable United States District Court for the Southern District of New York.

Mutual Funds

     In 2003, several issues in the mutual fund industry have come under the scrutiny of federal and state regulators. The Company has received subpoenas and other requests for information from various government regulators regarding market timing, fees, sales practices and other mutual fund issues in connection with various investigations, including an investigation by the Securities and Exchange Commission and a United States Attorney into the arrangements under which we became the transfer agent for many of the mutual funds in the Smith Barney fund complex. CGM is cooperating fully with all such reviews.

Research

     Since May 2002, Citigroup, CGM and certain executive officers and current and former employees have been named as defendants in numerous putative class action complaints, individual actions, and arbitration demands by purchasers of various securities, alleging that they violated federal securities law, including Sections 10 and 20 of the Securities Exchange Act of 1934, as amended, and certain state laws for allegedly issuing research reports without a reasonable basis in fact and for allegedly failing to disclose conflicts of interest with companies in connection with published investment research, including AT&T Corp., Winstar Communications, Inc., Rhythm NetConnections, Inc., Level 3 Communications, Inc., Metromedia Fiber Network, Inc., XO Communications, Inc., Williams Communications Group Inc., and Qwest Communications International Inc. The putative class actions relating to research of these companies are pending before a single judge in the United States District Court for the Southern District of New York for coordinated proceedings. The Court has consolidated these actions into separate proceedings corresponding to the companies named above. On January 30, 2004, plaintiffs in the Rhythm
NetConnections,   Inc.  action   voluntarily   dismissed  their  complaint  with
prejudice.

     In addition, actions asserting claims against Citigroup and certain of its affiliates relating to its research reports on these companies are pending in numerous arbitrations around the country. These arbitration proceedings assert claims that are substantially similar to the claims asserted in the class and individual actions.

     Three additional putative class actions are pending in federal courts against Citigroup and certain of its affiliates, including CGM, and certain of their current and former directors, officers and employees, along with other parties, on behalf of persons who maintained accounts with CGM. These actions assert, among other things, common law claims, claims under state statutes, and claims under the Investment Advisers Act of 1940, for allegedly failing to provide objective and unbiased investment research and investment management, seeking, among other things, return of fees and commissions. In all three of these actions, the Citigroup-related defendants have moved to dismiss the complaints. In two of these putative class actions, these motions were granted and appeals are now pending.

     In May 2003,  the SEC,  NYSE and NASD issued a subpoena  and letters to CGM requesting documents and information with respect to their continuing investigation of individuals in connection with the supervision of the research and investment banking departments of CGM. Other parties to the Research Settlement have received similar subpoena and letters.

     On June 23, 2003, the West Virginia Attorney General filed an action against CGM and nine other firms that were parties to the Research Settlement. The West Virginia Attorney General alleges that the firms violated the West
Virginia Consumer Credit and Protection Act in connection with their research activities and seeks monetary penalties. CGM and the other defendants have moved to dismiss the action.

Other

     In April 2002, consolidated amended complaints were filed against CGM and other investment banks named in numerous putative class actions filed in the United States District Court for the Southern District of New York, alleging violations of certain federal securities laws (including Section 11 of the Securities Act of 1933, as amended, and Section 10(b) of the Securities Exchange Act of 1934, as amended) with respect to the allocation of shares for certain initial public offerings and related aftermarket transactions and damage to investors caused by allegedly biased research analyst reports. On February 19, 2003, the Court issued an opinion denying defendants' motion to dismiss. Also filed in the Southern District of New York against CGM and other investment banks were several putative class actions that were consolidated into a single class action, alleging violations of certain federal and state antitrust laws in connection with the allocation of shares in initial public offerings when acting as underwriters. On November 3, 2003, the Court granted CGM's motion to dismiss the consolidated amended complaint in the antitrust case.

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

                                     PART II

Item 5.  Market for  Registrant's  Common  Equity and  Related  Security  Holder
         Matters.

     (a)  Market  Information.  The Partnership has issued no stock. There is no
          established   public  market  for  the  Redeemable  Units  of  Limited
          Partnership Interest.

     (b) Holders. The number of holders of Redeemable Units of Limited Partnership Interest as of December 31, 2003 was 3,011.

     (c) Distribution. The Partnership did not declare a distribution in 2003 or 2002.

     (d) Use of Proceeds. For the twelve months ended December 31, 2003, there were additional sales of 5.7407 Redeemable Units totaling $8,940. For the twelve months ended December 31, 2002, there were additional sales of 9.1776 Redeemable Units totaling $11,163. For the twelve months ended December 31, 2001, there were additional sales of 20.7023 Redeemable Units totaling $24,751.

          Proceeds from the sale of additional Redeemable Units are used in the trading of commodity interests including futures contracts, options and forward contracts.


Item 6. Selected Financial Data. Realized and unrealized trading gains (losses), interest income, net income (loss) and increase (decrease) in Net Asset Value per Redeemable Unit for the years ended December 31, 2003, 2002, 2001, 2000 and 1999 and total assets at December 31, 2003, 2002, 2001, 2000 and 1999 were as follows:

                                          2003            2002             2001            2000            1999
                                     -----------    ------------    --------------   -------------    --------------
Realized and unrealized trading
gains (losses) net of brokerage
commissions and clearing fees of
$4,367,509, $3,930,667, $4,686,916,
$5,795,482 and $7,950,768,
respectively                       $  13,380,995   $  16,374,175    $  (2,355,466)   $  (8,911,325)   $  (8,806,023)

Interest income                          575,911         816,470        2,044,447        4,241,957        4,687,547
                                     -----------    ------------    --------------   -------------    --------------
                                   $  13,956,906   $  17,190,645    $    (311,019)   $  (4,669,368)   $  (4,118,476)

Net income (loss)                  $  10,180,158   $  12,647,726    $  (3,195,464)   $  (7,766,838)   $  (9,063,470)
                                     -----------    ------------    --------------   -------------    --------------
Increase (decrease) in Net Asset
Value per Redeemable Unit          $      218.21   $      257.21    $      (52.73)   $      (89.14)   $      (94.66)
                                     -----------    ------------    --------------   -------------    --------------
Total assets                       $  75,961,490   $  71,191,000    $  67,123,600    $  83,024,864    $ 120,563,424
                                     -----------    ------------    --------------   -------------    --------------

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview

     The Partnership aims to achieve substantial capital appreciation through speculative trading, directly and indirectly, in U.S. and international markets for currencies, interest rates, stock indices, agricultural and energy products and precious and base metals. The Partnership may employ futures, options on futures, and forward contracts in those markets.

     The General Partner manages all business of the Partnership. The General Partner has delegated its responsibility for the investment of the Partnership's assets to Campbell & Company, Inc. ("Campbell"), Graham Capital Management, L.P. ("Graham"), Winton Capital Management ("Winton"), Willowbridge Associates, Inc. ("Willowbridge") and Stonebrook Structured Products, LLC ("Stonebrook"), (collectively, the "Advisors"). Stonebrook was terminated as an Advisor to the partnership on January 31, 2003. The General Partner employs a team of approximately 15 professionals whose primary emphasis is on attempting to maintain quality control among the advisors to the Partnerships operated or managed by the General Partner. A full-time staff of due diligence professionals use state-of-the-art technology and on-site evaluations to monitor new and existing futures money managers. The accounting and operations staff provide processing of trading activity and reporting to limited partners and regulatory authorities. In selecting the Advisors for the Partnership, the General Partner considered past performance, trading style, volatility of markets traded and fee requirements.

     Responsibilities of the General Partner include:

     o    due diligence examinations of the Advisors;

     o    selection, appointment and termination of the Advisors;

     o    negotiation of the management agreements; and

     o    monitoring the activity of the Advisors.

     In addition, the General Partner prepares the books and records and provides the administrative and compliance services that are required by law or regulation from time to time in connection with operation of the Partnership. These services include the preparation of required books and records and reports to limited partners, government agencies and regulators; computation of net asset value; calculation of fees; effecting subscriptions, redemptions and limited partner communications; and preparation of offering documents and sales literature.

     The General Partner seeks the best prices and services available in its commodity futures brokerage transactions. The General Partner reviews at least annually, the brokerage rates charged to commodity pools similar to the Partnership to determine whether the brokerage fee the Partnership pays is competitive with other rates.

     The  programs  traded by each  Advisor  on behalf of the  Partnership  are:
Campbell - Financial, Metal & Energy Large Portfolio ("FME Large"), Graham - Global Diversified Program ("GDP") and Graham Selective Trading Program ("GST"), Winton - Diversified Program, and Willowbridge - Argo and Vulcan Trading Systems. Stonebrook traded its Volatility Hedge Program until January 31, 2003 when Stonebrook was terminated as an Advisor to the Partnership. As of December

31, 2003, the Partnership's assets were allocated among the Advisors in the following approximate percentages: Campbell, 32%, Graham, 36%, Winton, 15% and Willowbridge, 17%.

Graham Capital Management, L.P.

     Graham currently trades both GDP and GST on behalf of the Partnership. Of the Partnership's assets allocated to Graham, 45% is currently traded using GDP and 55% is currently traded using GST, each of which is described below.

     Graham trades actively in both U.S. and foreign markets, primarily in futures contracts, forward contracts, spot contracts and associated derivative instruments such as options and swaps. Graham engages in exchange for physical transactions, which involve the exchange of a futures position for the underlying physical commodity without making an open competitive trade on an exchange. Graham at times will trade certain instruments, such as forward foreign currency contracts, as a substitute for futures or options traded on futures exchanges.

     Graham's trading systems rely primarily on technical rather than fundamental information as the basis for their trading decisions. Graham's systems are based on the expectation that they can over time successfully anticipate market events using quantitative mathematical models to determine their trading activities, as opposed to attempting properly to forecast price trends using subjective analysis of supply and demand.

     GDP utilizes multiple computerized trading models designed to participate in potential profit opportunities during sustained price trends. This program features broad diversification in both financial and non-financial markets. The strategies that are utilized are primarily long-term in nature and are intended to generate significant returns over time with an acceptable degree of risk and volatility. The computer models on a daily basis analyze the recent price action, the relative strength and the risk characteristics of each market and compare statistically the quantitative results of this data to years of historical data on each market. GDP trades in approximately 80 markets.

     GST uses a mathematical model to identify certain price patterns that have very specific characteristics indicating that there is a high probability that a significant directional move will occur. Although the program does not trade against the market trend, it is not a true trend-following system inasmuch as it will only participate in specific types of market moves that meet the restrictive criteria of the model. In general, this program will participate only in significant market moves that are characterized by a substantial increase in volatility. As a result, it frequently will not participate in a market trend in which virtually all trend-following systems would have a position. GST trades in approximately 70 markets.

Campbell & Company, Inc.

     Campbell trades its FME Large Portfolio for the Partnership. Campbell's trading models are designed to detect and exploit medium-term to long-term price changes, while also applying risk management and portfolio management principles.

     Campbell believes that utilizing multiple trading models provides an important level of diversification, and is most beneficial when multiple contracts of each market are traded. Every trading model may not trade every market. It is possible that one trading model may signal a long position while another trading model signals a short position in the same market. It is Campbell's intention to offset those signals to reduce unnecessary trading, but if the signals are not simultaneous, both trades will be taken and since it is unlikely that both positions would prove profitable, in retrospect, one or both trades will appear to have been unnecessary. It is Campbell's policy to follow trades signaled by each trading model independently of the other models.

Willowbridge Associates, Inc.

     Willowbridge trades the Partnership's assets allocated to it in accordance with its Select Investment Program, whereby the General Partner determined the initial allocation of the Partnership's assets among one or more of Willowbridge's strategies and may determine subsequent reallocations (if any). Of the Partnership's assets allocated to Willowbridge, 0% is currently traded using the Vulcan Trading System and 100% is currently traded using the Argo Trading System, each of which is described below.

     For each of these systems, risk is managed on a market by market level as well as on an overall portfolio level. On the market level, risk is managed primarily by utilizing proprietary volatility filters. When these filters detect a certain excessive level of volatility in the markets traded, they will signal that the systems should no longer be trading in the markets in which the filters have detected excessive volatility. In this way, the systems do not participate in markets in which there are extremes in market action. On the portfolio level, risk is managed by utilizing a proprietary portfolio cutback rule. When cumulative profits have reached a certain level, this rule determines that positions should be halved across the entire portfolio. In this way, risk is reduced while allowing the systems to continue to participate in the markets, albeit at a reduced level. After the portfolio has been traded at half, the portfolio cutback rule will then determine when to increase positions to again trade at the full level.

     The Vulcan Trading System, which commenced trading in 1988, is a computerized technical trading system. It is not a trend-following system, but does ride a trend when the opportunity arises. Vulcan uses the concepts of pattern recognition, support/resistance levels, and counter-trend liquidations in making trading decisions. In effect, Vulcan is more akin to a systematic technical charting system, as opposed to most computer systems which are based on pure trend-following calculations.

     The Vulcan System is based on general technical trading principles. It applies these principles to a diversified portfolio of commodities and currencies. Given that the system is based on general principles, the system parameters used are the same for all items in the portfolio and are not optimized. In this manner, the Vulcan System minimizes the problem of data-fitting.

     The Argo Trading System commenced trading in 1988. Argo essentially incorporates Vulcan's concepts of pattern recognition, support/resistance levels and counter-trend liquidations to trade a portfolio similar to Vulcan. However, Argo has a relatively slower time horizon than Vulcan and attempts to capture longer-term price moves.

     Pattern   recognition,    support/resistance   levels   and   counter-trend
liquidations are defined as follows:

     Pattern recognition is the ability to identify patterns that appear to have acted as precursors of price advances or declines in the past.

     A support level is a previous low--a price level under the current market price at which point buying interest is expected to be sufficiently strong to overcome selling pressure.

     A resistance level is a previous high--a price level over the current market price at which point selling pressure is expected to overcome buying pressure and a price advance is expected to be turned back.

     A counter-trend liquidation is the closing out of a position after a significant price move on the assumption that the market is due for a correction.

Winton Capital Management Limited

     Winton trades its Diversified Program on behalf of the Partnership. The Diversified Program trades approximately 95 futures and forward contracts on United States and non-United States exchanges and markets.

     Winton employs a fully computerized, technical, trend-following trading system developed by its principals. This system tracks the daily price movements from these markets around the world, and carries out certain computations to determine each day how long or short the portfolio should be in an attempt to maximize profit within a certain range of risk. If rising prices in a particular market are anticipated, a long position will be established in that market; if prices in a particular market are expected to fall, a short position in that market will be established.

     Technical analysis refers to analysis based on data intrinsic to a market, such as price and volume. In contrast, fundamental analysis relies on factors external to a market, such as supply and demand. The Winton Program employs no fundamental factors.

     A trend-following system is one that attempts to take advantage of the observable tendency of the markets to trend, and to tend to make exaggerated movements in both upward and downward directions as a result of such trends. These exaggerated movements are largely explained as a result of the influence of crowd psychology or the "herd instinct" among market participants.

     A trend-following system does not anticipate a trend. In fact, trend-following systems are frequently unprofitable for long periods of time in particular markets or market groups, and occasionally they are unprofitable for periods of more than a year. However, the principals believe that such an approach will, in the long term, be profitable.

     Trade selection is not subject to intervention by Winton's principals and therefore is not subject to the influences of individual judgment. As a mechanical trading system, the Winton model embodies all the expert knowledge required to analyze market data and direct trades, thus eliminating the risk of basing a trading program on one indispensable person. Equally as important is the fact that mechanical systems can be tested in simulation for long periods of time and the model's empirical characteristics can be measured.

     The system's output is rigorously adhered to in trading the portfolio and intentionally no importance is given to any external or fundamental factors. While it may be seen as unwise to ignore information of obvious value, such as that pertaining to political or economic developments, Winton believes that the disadvantage of this approach is far outweighed by the advantage of the discipline that rigorous adherence to such a system instills. Winton believes that significant profits may be realized by the Winton system by holding on to positions for much longer than conventional wisdom would dictate. Winton believes that a trader who pays attention to day-to-day events could be distracted from the chance of fully capitalizing on such trends.

     The Winton system trades in all liquid U.S. and non-U.S. futures and forward contracts. Forward markets include major currencies and precious and base metals, the latter two categories being traded on the London Metal Exchange. Winton seeks out new opportunities to add additional markets to the portfolio, with the goal of increasing the portfolio's diversification.

     Winton believes that taking positions in a variety of unrelated markets will, over time, decrease system volatility. By employing a sophisticated and systematic method for placing orders in a wide array of markets, Winton believes that profits can be realized over time.

     No assurance is given that an Advisor's trading program will be profitable or that it will not experience losses.

     (a) Liquidity.

     The Partnership does not engage in sales of goods or services. Its only assets are its equity in its commodity futures trading account, consisting of cash and cash equivalents, net unrealized appreciation (depreciation) on open futures positions, unrealized appreciation on open forward contracts and interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership. Such substantial losses could lead to a material loss in liquidity.

     To minimize this risk relating to low margin deposits, the Partnership follows certain trading policies, including:

     (i) The Partnership invests its assets only in commodity interests that an Advisor believes are traded in sufficient volume to permit ease of taking and liquidating positions. Sufficient volume, in this context, refers to a level of liquidity that the Advisor believes will permit it to enter and exit trades without noticeably moving the market.

     (ii) No Advisor will initiate additional positions in any commodity interest if these positions would result in aggregate positions requiring a margin of more than 66 2/3% of the Partnership's net assets allocated to that Advisor.

     (iii) The Partnership may occasionally accept delivery of a commodity. Unless such delivery is disposed of promptly by retendering the warehouse receipt representing the delivery to the appropriate clearinghouse, the physical commodity position is fully hedged.

     (iv) The Partnership will not employ the trading technique commonly known as "pyramiding", in which the speculator uses unrealized profits on existing positions as margin for the purchases or sale of additional positions in the same or related commodities.

     (v)  The  Partnership  will  not  utilize  borrowings,   except  short-term
borrowings, if the Partnership takes delivery of any cash commodities.

     (vi) The Advisors may, from time to time, employ trading strategies such as spreads or straddles on behalf of the Partnership. The term "spread" or
"straddle" describes a commodity futures trading strategy involving the simultaneous buying and selling of futures contracts on the same commodity but involving different delivery dates or markets and in which the trader expects to earn a profit from a widening or narrowing of the difference between the prices of the two contracts.

     (vii) The Partnership will not permit the churning of its commodity trading account. The term "churning" refers to the practice of entering and exiting trades with a frequency unwarranted by legitimate efforts to profit from the trades, driven by the desire to generate commission income.

     In the normal course of business, the Partnership is party to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments. These financial instruments include forwards, futures, options and swaps, whose values are based upon an underlying asset, index or reference rate, and generally represent future commitments to exchange currencies or cash flows, to purchase or sell other financial instruments at specified terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange or over-the-counter ("OTC"). Exchange traded instruments are standardized and include futures and certain option contracts. OTC contracts are negotiated between contracting parties and include forwards, swaps and certain options. Each of these instruments is subject to various risks similar to those relating to the underlying financial instruments including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange traded instruments because of the greater risk of default by the counterparty to an OTC contract.

     Market risk is the potential for changes in the value of the financial instruments traded by the Partnership due to market changes, including interest and foreign exchange rate movements and fluctuations in commodity or security prices. Market risk is directly impacted by the volatility and liquidity in the markets in which the related underlying assets are traded.

     Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. Credit risk with respect to exchange traded instruments is reduced to the extent that an exchange or clearing organization acts as counterparty to the transactions. The Partnership's risk of loss in the event of counterparty default is typically limited to the amounts recognized in the statements of financial condition and not represented by the contract or notional amounts of the instruments. The Partnership has credit risk and concentration risk because the sole counterparty or broker with respect to the Partnership's assets is CGM.

     The General Partner monitors and controls the Partnership's risk exposure on a daily basis through financial, credit and risk management monitoring systems, and accordingly believes that it has effective procedures for evaluating and limiting the credit and market risks to which the Partnership is subject. These monitoring systems allow the General Partner to statistically analyze actual trading results with risk adjusted performance indicators and correlation statistics. In addition, on-line monitoring systems provide account analysis of futures, forwards and options positions by sector, margin requirements, gain and loss transactions and collateral positions. (See also "Item 8. Financial Statements and Supplementary Data" for further information on financial instrument risk included in the Notes to Financial Statements.)

     Other than the risks inherent in commodity trading, the Partnership knows of no trends, demands, commitments, events or uncertainties which will result in or which are reasonably likely to result in the Partnership's liquidity increasing or decreasing in any material way. The Limited Partnership Agreement provides that the General Partner may, in its discretion, cause the Partnership to cease trading operations and liquidate all open positions under certain circumstances including a decrease in Net Asset Value per Redeemable Unit to less than $400 as of the close of business on any business day.

     (b) Capital Resources.

     (i)  The  Partnership   has  made  no  material   commitments  for  capital
expenditures.

     (ii) The Partnership's capital consists of the capital contributions of the partners as increased or decreased by gains or losses on trading and by expenses, interest income, redemptions of Redeemable Units and distributions of profits, if any. Gains or losses on trading cannot be predicted. Market moves in commodities are dependent upon fundamental and technical factors which the Advisors may or may not be able to identify, such as changing supply and demand relationships, weather, government agricultural, commercial and trade programs and policies, national and international political and economic events and changes in interest rates. Partnership expenses consist of, among other things, brokerage, advisory and administrative fees. The level of these expenses is dependent upon the level of trading and the ability of the Advisors to identify and take advantage of price movements in the commodity markets, in addition to the level of Net Assets maintained. In addition, the amount of interest income payable by CGM is dependent upon interest rates over which the Partnership has no control.

     No forecast can be made as to the level of redemptions in any given period. A limited partner may cause all of their Redeemable Units to be redeemed by the Partnership at the Net Asset Value thereof as of the last day of each month on ten days written notice to the General Partner. No fee will be charged for redemptions. For the year ended December 31, 2003, 4,164.0183 Redeemable Units were redeemed totaling $6,523,699. For the year ended December 31, 2002, 9,179.2695 Redeemable Units were redeemed totaling $10,965,683. For the year ended December 31, 2001, 9,178.3060 Redeemable Units were redeemed totaling $10,959,595.

     The Partnership ceased to offer Redeemable Units effective April 1, 1996. Additional sales of 5.7407 Redeemable Units totaling $8,940 for the year ending December 31, 2003, 9.1776 Redeemable Units totaling $11,163 for the year ending December 31, 2002 and 20.7023 Redeemable Units totaling $24,751 for the year ending December 31, 2001, represent additional Redeemable Units offered as the differential between the ordinary brokerage fee and the reduced brokerage fee to existing limited partners investing $1,000,000 or more.

     (c) Results of Operations.

     For the year ended December 31, 2003, the Net Asset Value per Redeemable Unit increased 15.4% from $1,418.43 to $1,636.64. For the year ended December 31, 2002, the Net Asset Value per Redeemable Unit increased 22.1% from $1,161.22 to $1,418.43. For the year ended December 31, 2001, the Net Asset Value per Redeemable Unit decreased 4.3% from $1,213.95 to $1,161.22.

     The Partnership experienced net trading gains of $17,748,504 before commissions and expenses in 2003. Gains were primarily attributable to the trading of currencies, grains, livestock, metals and indices and were partially offset by losses recognized in the trading of energy, U.S. and non-U.S. interest rates, softs and lumber.

     On a very broad basis, the year 2003 can be divided into three periods: the time leading up to and shortly after the Iraq War (January through May), the transition to greater world economic growth (June through October), and the renewed dollar decline (November and December).

     The Iraq war was the focus for much of the first half of the year. With uncertainty concerning when hostilities would begin and the possible impact of these events, investors showed a desire to move to a defensive and conservative stance. Equity markets moved lower, as did the dollar against other major currencies. Gold prices rose, bond markets rallied, and the energy markets exhibited a risk premium concerning potential supply disruptions. This was a continuation of many of the trends carried over from 2002. During the first two months of the year, the Advisors had strong performance, up nearly 19%.

     Just prior to the inception of the hostilities in Iraq, several of the Advisors reduced leverage in expectation of higher volatility in the markets. Markets were more volatile with a reduction of liquidity in response to events in March. During this period, bond prices declined, the dollar stabilized, crude oil prices declined significantly, and the stock market started to rally. Even with this reduced leverage the markets were volatile and prior trends were disrupted leading to losses for the month of March. Positions returned to normal leverage in late April and May saw a substantial recovery in the Partnership's performance with profits coming from short dollar, long interest rate and long commodity positions.

     In a transition to economic recovery and growth, the major markets began to reflect changing expectations in the middle of June. Consistently positive macroeconomic news led to the unexpected pronouncement of no further easing actions by the European Central Bank and the U.S. Federal Reserve Bank. Consequently, there was a trend change, as interest rates moved up off 40 year lows and the dollar rallied reversing the decline from earlier in the year.

     While there were gains in stock index futures trading, the Advisors' exposure in these markets has been relatively low; hence they were not able to make a substantial impact on performance. In addition to the negative market action in interest rates and currencies, there were further increases in volatility in the energy sector and growing volatility within a relatively tight range for many agricultural markets. The second quarter ended unprofitably and this carried through the summer and into the early fall as the Partnership alternated between profits and losses on a monthly basis.

     The final period of 2003 was marked by another decline in the dollar beginning in late November. The dollar began a new significant decline against both the euro and yen. This led to significant fourth quarter profits, which boosted performance for many of the Advisors and the Partnership ended the year up 15.4%.

     In the General Partner's opinion, the Advisors continue to employ trading methods and produce results consistent with the objectives of the Partnership and expectations for the Advisors' programs. The General Partner continues to monitor the Advisors' performance on a daily, weekly, monthly and annual basis to assure these objectives are met.

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

     It should be noted that commodity markets are highly volatile. Broad price fluctuations and rapid inflation increase the risks involved in commodity trading, but also increase the possibility of profit. The profitability of the Partnership depends on the existence of major price trends and the ability of the Advisors to identify those price trends correctly. Price trends are influenced by, among other things, changing supply and demand relationships, weather, governmental, agricultural, commercial and trade programs and policies, national and international political and economic events and changes in interest rates. To the extent that market trends exist and the Advisors are able to identify them, the Partnership expects to increase capital through operations.

     (d) Operational Risk.

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

Technological Risk - the risk of loss attributable to technological limitations or hardware failure that constrain the Partnership's ability to gather, process, and communicate information efficiently and securely, without interruption, to customers, among Redeemable Units within the Partnership, and in the markets where the Partnership participates.

Legal/Documentation Risk - the risk of loss attributable to deficiencies in the documentation of transactions (such as trade confirmations) and customer relationships (such as master netting agreements) or errors that result in noncompliance with applicable legal and regulatory requirements.

Financial Control Risk - the risk of loss attributable to limitations in financial systems and controls. Strong financial systems and controls ensure that assets are safeguarded, that transactions are executed in accordance with management's authorization, and that financial information utilized by management and communicated to external parties, including the Partnership's Redeemable Unit holders, creditors, and regulators, is free of material errors.

     (e) Critical Accounting Policies.

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities in the financial statements and accompanying notes.

     All commodity interests (including derivative financial instruments and derivative commodity instruments) are used for trading purposes. The commodity interests are recorded on trade date and open contracts are recorded in the statements of financial condition at fair value on the last business day of the period, which represents market value for those commodity interests for which market quotations are readily available or other measures of fair value deemed appropriate by management of the General Partner for those commodity interests and foreign currencies for which market quotations are not readily available, including dealer quotes for swaps and certain option contracts. Investments in commodity interests denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing on the last business day of the period. Realized gains (losses) and changes in unrealized values on commodity interests and foreign currencies are recognized in the period in which the contract is closed or the changes occur and are included in net gains (losses) on trading of commodity interests.

     Foreign currency contracts are those contracts where the Partnership agrees to receive or deliver a fixed quantity of foreign currency for an agreed-upon price on an agreed future date. Foreign currency contracts are valued daily, and the Partnership's net equity therein, representing unrealized gain or loss on the contracts as measured by the difference between the forward foreign exchange rates at the dates of entry into the contracts and the forward rates at the reporting dates, is included in the statements of financial condition. Realized gains (losses) and changes in unrealized values on foreign currency contracts are recognized in the period in which the contract is closed or the changes occur and are included in the statements of income and expenses and partners' capital.

     The General Partner believes that the accounting policies that will be most critical to the Partnership's financial condition and results of operations relate to the valuation of the Partnership's positions. The majority of the Partnership's positions will be exchange-traded futures contracts, which will be valued daily at settlement prices published by the exchanges. Swap contracts generally will be valued by reference to published settlement prices or dealers' quotes in related markets or other measures of fair value deemed appropriate by the General Partner. The General Partner expects that under normal circumstances substantially all of the Partnership's assets will be valued by objective measures and without difficulty.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

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

     The risk to the limited partners that have purchased interests in the Partnership is limited to the amount of their capital contributions to the Partnership and their share of Partnership assets and undistributed profits. This limited liability is a consequence of the organization of the Partnership as a limited partnership under applicable law.

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

     The Partnership's risk exposure in the various market sectors traded by the Advisors is quantified below in terms of Value at Risk. Due to the Partnership's mark-to-market accounting, any loss in the fair value of the Partnership's open positions is directly reflected in the Partnership's earnings (realized and unrealized).

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

The Partnership's Trading Value at Risk in Different Market Sectors

The following table indicates the trading Value at Risk associated with the Partnership's open positions by market category as of December 31, 2003 and the highest and lowest value at any point during the year. All open position trading risk exposures of the Partnership have been included in calculating the figures set forth below. As of December 31, 2003, the Partnership's total capitalization was approximately $71,727,346.


                                December 31, 2003

                                                                                          Year to Date
                                                                            ---------------------------------------------
                                                         % of Total             High               Low
Market Sector                          Value at Risk    Capitalization      Value at Risk     Value at Risk      Average*
--------------------------------------------------------------------------------------------------------------------------
Currencies
-Exchange Traded Contracts              $1,549,590             2.16%           $1,594,443        $352,353       $1,216,549
-OTC Contracts                           1,184,457             1.65%            1,610,335         766,266        1,107,265
Energy                                   2,205,700             3.08%            2,554,300         125,200        1,314,797
Grains                                     344,461             0.48%              524,832         193,841          368,879
Interest rates U.S.                        786,100             1.10%            1,346,600          89,950          637,283
Interest rates Non-U.S.                  1,256,380             1.75%            3,238,751         535,816        1,470,425
Livestock                                   45,065             0.06%              182,200          21,410           68,886
Metals
 - Exchange Traded Contracts               334,400             0.47%              409,400          76,600          265,392
 - OTC Contracts                           423,765             0.59%              676,175          36,750          353,390
Softs                                      143,156             0.20%              537,712          89,942          278,701
Indices                                  3,064,676             4.27%            3,991,683         120,907        2,007,311
Lumber                                       2,800             0.00%**             12,000           1,100            2,613
                                        ----------            -----
Total                                  $11,340,550            15.81%
                                        ----------            -----

*  Monthly average based on month-end value at risk.
** Due to rounding

As  of  December  31,  2002,  the   Partnership's   total   capitalization   was
approximately $68,061,947.



                                           December 31, 2002

                                                                                            Year to Date
                                                                             --------------------------------------------
                                                            % of Total            High             Low
Market Sector                              Value at Risk   Capitalization    Value at Risk    Value at Risk      Average*
-------------------------------------------------------------------------------------------------------------------------
Currencies
-Exchange Traded Contracts                  $ 1,180,345            1.73%        $2,717,416        $506,770      $1,344,004
-OTC Contracts                                  857,002            1.26%         1,440,741         679,944       1,034,009
Energy                                        2,200,600            3.23%         2,523,100         171,800       1,715,450
Grains                                          265,962            0.39%           741,782          93,826         298,781
Interest rates U.S.                             746,000            1.10%         1,238,000         180,300         833,025
Interest rates Non-U.S.                       2,151,659            3.16%         3,004,497         549,484       2,126,307
Livestock                                        46,800            0.07%           124,650          15,350          56,800
Metals
 - Exchange Traded Contracts                    191,200            0.28%           953,900          90,100         303,200
 - OTC Contracts                                 98,125            0.14%           689,975          75,875         385,781
Softs                                           216,363            0.32%           490,238         149,845         348,721
Indices                                         281,850            0.41%         2,838,322         231,546       1,054,190
Lumber                                           12,000            0.02%            26,200           1,300           8,350
                                              ---------            -----
Total                                        $8,247,906           12.11%
                                             ----------           ------

* Quarterly average

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

Qualitative Disclosures Regarding Primary Trading Risk Exposures

     The following qualitative disclosures regarding the Partnership's market risk exposures -- except for (i) those disclosures that are statements of historical fact and (ii) the descriptions of how the Partnership manages its primary market risk exposures -- constitute forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. The Partnership's primary market risk exposures as well as the strategies used and to be used by the General Partner and the Advisors for managing such exposures are subject to numerous uncertainties, contingencies and risks, any one of which could cause the actual results of the Partnership's risk controls to differ materially from the objectives of such strategies. Government interventions, defaults and expropriations, illiquid markets, the emergence of dominant fundamental factors, political upheavals, changes in historical price relationships, an influx of new market participants, increased regulation and many other factors could result in material losses as well as in material changes to the risk exposures and the management strategies of the Partnership. There can be no assurance that the Partnership's current market exposure and/or risk management strategies will not change materially or that any such strategies will be effective in either the short or long term. Investors must be prepared to lose all or substantially all of their investment in the Partnership.

     The following were the primary trading risk exposures of the Partnership as of December 31, 2003, by market sector.

Interest Rates. Interest rate movements directly affect the price of the futures positions held by the Partnership and indirectly the value of its stock index and currency positions. Interest rate movements in one country as well as relative interest rate movements between countries materially impact the Partnership's profitability. The Partnership's primary interest rate exposure is to interest rate fluctuations in the United States and the other G-8 countries. However, the Partnership also takes futures positions on the government debt of smaller nations -- e.g., Australia.

Currencies.   The   Partnership's   currency   exposure  is  to  exchange   rate
fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs. These fluctuations are influenced by interest rate changes as well as political and general economic conditions. The General Partner does not anticipate that the risk profile of the Partnership's currency sector will change significantly in the future. The currency trading Value at Risk figure includes foreign margin amounts converted into U.S. dollars with an incremental adjustment to reflect the exchange rate risk inherent to the U.S. dollar-based Partnership in expressing Value at Risk in a functional currency other than U.S. dollars.

Stock Indices. The Partnership's primary equity exposure is to equity price risk in the G-8 countries. The stock index futures traded by the Partnership are limited to futures on broadly based indices. As of December 31, 2003, the Partnership's primary exposures were in the ERX DAX and CME E-MINI S&P500 stock indices. The Partnership is primarily exposed to the risk of adverse price trends or static markets in the major U.S., European and Japanese indices. (Static markets would not cause major market changes but would make it difficult for the Partnership to avoid being "whipsawed" into numerous small losses.)

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

Qualitative Disclosures Regarding Non-Trading Risk Exposure

     The following were the only non-trading risk exposures of the Partnership as of December 31, 2003.

Foreign Currency Balances. The Partnership's primary foreign currency balances are in Japanese yen, Euro dollar, British pounds and Swiss francs. The Advisor regularly converts foreign currency balances to U.S. dollars in an attempt to control the Partnership's non-trading risk.

Qualitative Disclosures Regarding Means of Managing Risk Exposure.

     The General Partner monitors and controls the Partnership's risk exposure on a daily basis through financial, credit and risk management monitoring systems and accordingly believes that it has effective procedures for evaluating and limiting the credit and market risks to which the Partnership is subject.

     The General Partner monitors the Partnership's performance and the concentration of its open positions, and consults with the Advisors concerning the Partnership's overall risk profile. If the General Partner felt it necessary to do so, the General Partner could require certain of the Advisors to close out individual positions as well as enter into certain positions on behalf of the Partnership. However, any such intervention would be a highly unusual event. The General Partner primarily relies on the Advisors' own risk control policies while maintaining a general supervisory overview of the Partnership's market risk exposures.

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

Item 8.   Financial Statements and Supplementary Data.



                   SMITH BARNEY DIVERSIFIED FUTURES FUND L.P.

                          INDEX TO FINANCIAL STATEMENTS

                                                                       Page
                                                                      Number


Oath of Affirmation.                                                    F-2

Independent Auditors' Report                                         F-3 - F-4

Financial Statements:
Statements of Financial Condition at December 31, 2003 and 2002.        F-5

Condensed Schedules of Investments at December 31, 2003 and 2002.    F-6 - F-7

Statements of Income and Expenses for the years ended
December 31, 2003, 2002 and 2001.                                       F-8

Statements of Partners' Capital for the years ended
December 31, 2003, 2002 and 2001.                                      F-9

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






By:/s/ Daniel R. McAuliffe, Jr.
       Daniel R. McAuliffe, Jr.
       Chief Financial Officer and Director
       Citigroup Managed Futures LLC
       General Partner, Smith Barney Diversified Futures Fund L.P.


Citigroup Managed Futures LLC
399 Park Avenue
7th Floor
New York, N.Y. 10022
212-559-2011

                          Independent Auditors' Report

To the Partners of
   Smith Barney Diversified Futures Fund L.P.:

We have audited the accompanying statements of financial condition of Smith Barney Diversified Futures Fund L.P. (the Partnership), including the condensed schedules of investments, as of December 31, 2003 and 2002, and the related statements of income and expenses, and partners' capital for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits. The statements of income and expenses and partners' capital of the Partnership for the year ended December 31, 2001 were audited by other auditors whose report dated February 28, 2002 expressed an unqualified opinion on those statements.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Smith Barney Diversified Futures Fund L.P. as of December 31, 2003 and 2002, and the results of its operations and its partners' capital for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ KPMG LLP
    KPMG LLP
    New York, New York
    February 27, 2004

                         Report of Independent Auditors

To the Partners of
   Smith Barney Diversified Futures Fund L.P.:

In our opinion, the accompanying statements of income and expenses and of partners' capital present fairly, in all material respects, the results of Smith Barney Diversified Futures Fund L.P.'s operations for the year ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the management of the General Partner; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these financial statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by the management of the General Partner, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
    PricewaterhouseCoopers LLP
    New York, New York
    February 28, 2002

                                  Smith Barney
                          Diversified Futures Fund L.P.
                        Statements of Financial Condition
                           December 31, 2003 and 2002

                                                                                       2003                  2002
                                                                                 --------------        --------------
Assets:
Equity in commodity futures trading account:
   Cash (restricted $13,379,393 and $10,243,181 in 2003 and 2002,
      respectively) (Note 3c)                                                      $67,983,573           $64,057,301
   Net unrealized appreciation on open futures positions                             3,677,203             5,178,692
   Unrealized appreciation on open forward contracts                                 4,260,481             1,901,689
                                                                                 --------------        --------------
                                                                                    75,921,257            71,137,682
  Interest receivable (Note 3c)                                                         40,233                53,318
                                                                                 --------------        --------------
                                                                                   $75,961,490           $71,191,000
                                                                                 --------------        --------------
Liabilities and Partners' Capital:
Liabilities:
  Unrealized depreciation on open forward contracts                              $   2,298,360         $   2,126,027
  Accrued expenses:
   Commissions (Note 3c)                                                               344,098               320,817
   Management fees (Note 3b)                                                           119,768               143,470
   Incentive fees (Note 3b)                                                            761,281                55,035
   Professional fees                                                                    34,038                65,161
   Other                                                                                 7,420                 6,271
  Redemptions payable (Note 5)                                                         669,179               412,272
                                                                                 --------------        --------------
                                                                                     4,234,144             3,129,053
                                                                                 -------------           ------------
Partners' capital (Notes 1 and 5)
  General Partner, 1,276.7484 Unit equivalents outstanding in
    2003 and 2002                                                                    2,089,578             1,810,978
  Limited Partners, 42,549.0942 and 46,707.3718 Redeemable Units of
    Limited Partnership Interest outstanding in 2003 and 2002,
    respectively                                                                    69,637,768            66,250,969
                                                                                 -------------           ------------
                                                                                    71,727,346            68,061,947
                                                                                 --------------        --------------
                                                                                   $75,961,490           $71,191,000
                                                                                 --------------        --------------


See accompanying notes to financial statements.

                   Smith Barney Diversified Futures Fund L.P.
                        Condensed Schedule of Investments
                                December 31, 2003

Sector                                             Contract                                                      Fair Value
----------                                         ---------                                                     -----------
Currencies                                         Futures contracts purchased 2.31%                             $1,653,934
                                                   Futures contracts sold (0.14)%                                  (100,293)
                                                                                                                   ---------
                                                     Total futures contracts 2.17%                                1,553,641

                                                   Unrealized appreciation on forward contracts 2.65%             1,897,711
                                                   Unrealized depreciation on forward contracts (1.56)%          (1,116,272)
                                                                                                                   ---------
                                                     Total forward contracts 1.09%                                  781,439
                                                                                                                 -----------
     Total Currencies 3.26%                                                                                       2,335,080
                                                                                                                 -----------

Total Energy (0.11)%                               Futures contracts purchased (0.11)%                              (76,535)
                                                                                                                 -----------
Grains                                             Futures contracts purchased 0.95%                                680,144
                                                   Futures contracts sold (0.09)%                                   (66,550)
                                                                                                                 -----------
     Total Grains 0.86%                                                                                             613,594
                                                                                                                 -----------
Total Interest Rates U.S. (0.17)%                  Futures contracts purchased (0.17)%                             (119,927)
                                                                                                                 -----------
Interest Rates Non-U.S.                            Futures contracts purchased 0.22%                                159,634
                                                   Futures contracts sold (0.04)%                                   (28,643)
                                                                                                                 -----------
     Total Interest Rates Non-U.S. 0.18%                                                                            130,991
                                                                                                                 -----------
Livestock                                          Futures contracts purchased (0.02)%                              (13,500)
                                                   Futures contracts sold 0.01%                                       9,408
                                                                                                                   ---------
     Total Livestock (0.01)%                                                                                         (4,092)
                                                                                                                 -----------
Total Lumber 0.01%                                 Futures contracts purchased 0.01%                                  6,402
                                                                                                                 -----------
Metals                                             Futures contracts purchased 0.58%                                413,768
                                                   Futures contracts sold (0.00)% *                                  (1,550)
                                                                                                                 -----------
                                                     Total futures contracts 0.58%                                  412,218

                                                   Unrealized appreciation on forward contracts 3.29%             2,362,770
                                                   Unrealized depreciation on forward contracts (1.65)%          (1,182,088)
                                                                                                                   ---------
                                                     Total forward contracts 1.64%                                1,180,682
                                                                                                                 -----------
     Total Metals 2.22%                                                                                           1,592,900
                                                                                                                 -----------
Softs                                              Futures contracts purchased (0.14)%                              (99,050)
                                                   Futures contracts sold 0.03%                                      22,953
                                                                                                                   ---------
     Total Softs (0.11)%                                                                                            (76,097)
                                                                                                                 -----------
Indices                                            Futures contracts purchased 1.67%                              1,195,478
                                                   Futures contracts sold 0.06%                                      41,530
                                                                                                                   ---------
     Total Indices 1.73%                                                                                          1,237,008
                                                                                                                 -----------
Total Fair Value 7.86%                                                                                           $5,639,324
                                                                                                                  ---------
                                                              Investments      % of Investments
                  Country Composition                        at Fair Value       at Fair Value
                 ----------------------------            ------------------ -------------------

                 Australia                                $    57,663               1.02%
                 Canada                                        35,485               0.63
                 France                                        33,586               0.60
                 Germany                                      312,479               5.54
                 Hong Kong                                      3,903               0.07
                 Italy                                        (10,477)             (0.19)
                 Japan                                         27,224               0.48
                 Spain                                        113,433               2.01
                 United Kingdom                             1,411,139              25.02
                 United States                              3,654,889              64.82
                                                         ------------------ -------------------
                                                            $5,639,324             100.00%
                                                         ================== ===================

Percentages are based on Partners' capital unless otherwise indicated
* Due to rounding
See accompanying notes to financial statements.

                   Smith Barney Diversified Futures Fund L.P.
                        Condensed Schedule of Investments
                                December 31, 2002

Sector                                             Contract                                                      Fair Value
---------                                          ---------                                                     -----------
Currencies                                         Futures contracts purchased 2.42%                             $1,648,464
                                                   Futures contracts sold 0.06%                                      39,145
                                                                                                                  ---------
                                                     Total futures contracts 2.48%                                1,687,609

                                                   Unrealized appreciation on forward contracts 2.64%             1,794,109
                                                   Unrealized depreciation on forward contracts (2.12)%          (1,442,027)
                                                                                                                  ---------
                                                     Total forward contracts 0.52%                                  352,082
                                                                                                                  ---------
     Total Currencies 3.00%                                                                                       2,039,691
                                                                                                                  ---------
Total Energy 0.82%                                 Futures contracts purchased 0.82%                                559,848
                                                                                                                  ---------
Grains                                             Futures contracts purchased (0.03)%                              (17,701)
                                                   Futures contracts sold 0.31%                                     211,274
                                                                                                                  ---------
     Total Grains 0.28%                                                                                             193,573
                                                                                                                  ---------
Total Interest Rates U.S. 0.74%                    Futures contracts purchased 0.74%                                504,413
                                                                                                                  ---------
Interest Rates Non-U.S.                            Futures contracts purchased 2.39%                              1,626,124
                                                   Futures contracts sold (0.02)%                                   (14,486)
                                                                                                                  ---------
     Total Interest Rates Non-U.S. 2.37%                                                                          1,611,638
                                                                                                                  ---------

Total Livestock 0.03%                              Futures contracts purchased 0.03%                                 20,199
                                                                                                                  ---------
Metals                                             Futures contracts purchased 0.39%                                267,635
                                                   Futures contracts sold 0.00% *                                       (38)
                                                                                                                  ---------
                                                     Total futures contracts 0.39%                                  267,597

                                                   Unrealized appreciation on forward contracts 0.16%               107,580
                                                   Unrealized depreciation on forward contracts (1.00)%            (684,000)
                                                                                                                  ---------
                                                     Total forward contracts (0.84)%                               (576,420)
                                                                                                                  ---------
     Total Metals (0.45)%                                                                                          (308,823)
                                                                                                                  ---------
Softs                                              Futures contracts purchased 0.22%                                154,672
                                                   Futures contracts sold 0.04%                                      26,226
                                                                                                                  ---------
     Total Softs 0.26%                                                                                              180,898
                                                                                                                  ---------
Indices                                            Futures contracts purchased (0.05)%                              (39,594)
                                                   Futures contracts sold 0.28%                                     192,753
                                                                                                                  ---------
     Total Indices 0.23%                                                                                            153,159
                                                                                                                  ---------
Total Lumber (0.00)% *                             Futures contracts sold (0.00)% *                                    (242)
                                                                                                                  ---------
Total Fair Value 7.28%                                                                                           $4,954,354
                                                                                                                  ---------
                                                              Investments      % of Investments
            Country Composition                              at Fair Value       at Fair Value
           -----------------------------                 ------------------- -------------------
           Australia                                      $    122,881               2.48%
           Canada                                               79,168               1.60
           France                                               (5,648)             (0.11)
           Germany                                             688,910              13.90
           Hong Kong                                            36,610               0.74
           Japan                                               169,176               3.41
           Spain                                                (4,767)             (0.10)
           United Kingdom                                      137,533               2.78
           United States                                     3,730,491              75.30
                                                         ------------------- -------------------
                                                            $4,954,354             100.00%
                                                         =================== ===================

Percentages are based on Partners' capital unless otherwise indicated
* Due to rounding
See accompanying notes to financial statements.

                                  Smith Barney
                          Diversified Futures Fund L.P.
                        Statements of Income and Expenses
                               for the years ended
                        December 31, 2003, 2002 and 2001

                                                                 2003                  2002                 2001
                                                           ------------          -----------          ------------
Income:
  Net gains (losses) on trading of commodity
   interests:
   Realized gains on closed positions and foreign
    currencies                                              $17,063,534           $17,151,149            $4,746,492
   Change in unrealized gains (losses) on
    open positions                                              684,970             3,153,693            (2,415,042)
                                                             ------------          -----------          ------------
                                                             17,748,504            20,304,842             2,331,450
  Interest income (Note 3c)                                     575,911               816,470             2,044,447
                                                             ------------          -----------          ------------
                                                             18,324,415            21,121,312             4,375,897
                                                             ------------          -----------          ------------
Expenses:
  Brokerage commissions including clearing fees
   of $147,603, $163,483 and $343,071, respectively
   (Note 3c)                                                  4,367,509             3,930,667             4,686,916
  Management fees (Note 3b)                                   1,448,067             1,591,520             2,042,475
  Incentive fees (Note 3b)                                    2,258,395             2,865,987               726,162
  Professional fees                                              61,800                73,032                79,297
  Other expenses                                                  8,486                12,380                36,511
                                                             ------------          -----------          ------------
                                                              8,144,257             8,473,586             7,571,361
                                                             ------------          -----------          ------------
Net income (loss)                                           $10,180,158           $12,647,726           $(3,195,464)
                                                            ------------          -----------          ------------
Net income (loss) per Redeemable Unit of Limited
  Partnership Interest and General Partner Unit
  equivalent (Notes 1 and 6)                                    $218.21               $257.21               $(52.73)
                                                            ------------          -----------          ------------




See accompanying notes to financial statements.

                                  Smith Barney
                          Diversified Futures Fund L.P.
                         Statements of Partners' Capital
                               for the years ended
                        December 31, 2003, 2002 and 2001

                                                            Limited           General
                                                            Partners          Partner             Total
                                                        ------------    --------------     --------------
Partners' capital at December 31, 2000                   $78,011,749        $2,487,300        $80,499,049
Net loss                                                  (3,087,423)         (108,041)        (3,195,464)
Sale of 20.7023 Redeemable Units of Limited
  Partnership Interest                                        24,751                --             24,751
Redemption of 9,178.3060 Redeemable Units
  of Limited Partnership Interest                        (10,959,595)               --        (10,959,595)
                                                        ------------    --------------     --------------
Partners' capital at December 31, 2001                    63,989,482         2,379,259         66,368,741
Net income                                                12,216,008           431,718         12,647,726
Sale of 9.1776 Redeemable Units of Limited
  Partnership Interest                                        11,163                --             11,163
Redemption of 8,407.0871 Redeemable Units
  of Limited Partnership Interest and 772.1824
  Units of General Partnership Interest                   (9,965,684)         (999,999)       (10,965,683)
                                                        ------------    --------------     --------------
Partners' capital at December 31, 2002                    66,250,969         1,810,978         68,061,947
Net income                                                 9,901,558           278,600         10,180,158
Sale of 5.7407 Redeemable Units of Limited
  Partnership Interest                                         8,940                --              8,940
Redemption of 4,164.0183 Redeemable Units
  of Limited Partnership Interest                         (6,523,699)               --         (6,523,699)
                                                        ------------    --------------     --------------
Partners' capital at December 31, 2003                   $69,637,768        $2,089,578        $71,727,346
                                                        ------------    --------------     --------------


See accompanying notes to financial statements.

                                  Smith Barney
                          Diversified Futures Fund L.P.
                          Notes to Financial Statements


1. Partnership Organization:

     Smith Barney Diversified Futures Fund L.P. (the "Partnership") is a limited partnership which was organized on August 13, 1993 under the partnership laws of the State of New York to engage in the speculative trading of a diversified portfolio of commodity interests including futures contracts, options and forward contracts. The commodity interests that are traded by the Partnership are volatile and involve a high degree of market risk. The Partnership was authorized to sell 300,000 redeemable units of Limited Partnership Interest ("Redeemable Units") during its initial offering period.

     Citigroup Managed Futures LLC, formerly Smith Barney Futures Management LLC, acts as the general partner (the "General Partner") of the Partnership. The Partnership's commodity broker is Citigroup Global Markets Inc. ("CGM"), formerly Salomon Smith Barney Inc. CGM is an affiliate of the General Partner. The General Partner is wholly owned by Citigroup Global Markets Holdings Inc. ("CGMHI"), formerly Salomon Smith Barney Holdings Inc., which is the sole owner of CGM. CGMHI is a wholly owned subsidiary of Citigroup Inc.

     The General Partner and each limited partner share in the profits and losses of the Partnership in proportion to the amount of partnership interest owned by each except that no limited partner shall be liable for obligations of the Partnership in excess of their initial capital contribution and profits, if any, net of distributions.

     The Partnership will be liquidated upon the first of the following to occur: December 31, 2013; the Net Asset Value of a Redeemable Unit decreases to less than $400 per Redeemable Unit as of the close of any business day; or under certain circumstances as defined in the Limited Partnership Agreement.

2. Accounting Policies:

     a. All commodity interests (including derivative financial instruments and derivative commodity instruments) are used for trading purposes. The commodity interests are recorded on trade date and open contracts are recorded in the statements of financial condition at fair value on the last business day of the year, which represents market value for those commodity interests for which market quotations are readily available. Investments in commodity interests denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing on the last business day of the year. Realized gains (losses) and changes in unrealized gains (losses) on open positions are recognized in the period in which the contract is closed or the changes occur and are included in net gains (losses) on trading of commodity interests.

     b. The Partnership may purchase and write (sell) options. An option is a contract allowing, but not requiring, its holder to buy (call) or sell
          (put) a specific or standard commodity or financial instrument at a specified price during a specified time period. The option premium is the total price paid or received for the option contract. When the Partnership writes an option, the premium received is recorded as a liability in the statements of financial condition and marked to market daily. When the Partnership purchases an option, the premium paid is recorded as an asset in the statements of financial condition and marked to market daily.

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

     b.   Management Agreements:

          The General  Partner  has  entered  into  Management  Agreements  with
          Campbell  &  Co.,  Inc.   ("Campbell"),   Winton  Capital   Management
          ("Winton"), Graham Capital Management L.P. ("Graham"), Stonebrook Structured Products, LLC ("Stonebrook") and Willowbridge Associates, Inc. ("Willowbridge"), (collectively, the "Advisors"), each of which are registered commodity trading advisors. Stonebrook was terminated as an Advisor to the Partnership on January 31, 2003. The Advisors are not affiliated with one another, are not affiliated with the General Partner or CGM and are not responsible for the organization or operation of the Partnership. The Partnership will pay Campbell, Graham and Willowbridge a monthly management fee equal to 1/6 of 1% (2% per year) of Net Assets allocated to the Advisors as of the end of each month. Winton will receive a monthly management fee equal to 1/12 of 1.5% (1.5% per year) of Net Assets allocated to it as of the end of each month. Month-end Net Assets, for the purpose of calculating management fees are Net Assets, as defined in the Limited Partnership Agreement, prior to the reduction of redemptions and incentive fees.

          In addition, the Partnership is obligated to pay each Advisor 20% of the New Trading Profits, as defined in the Management Agreements, earned by each Advisor for the Partnership in each calendar quarter.

     c.   Customer Agreement

          The Partnership has entered into a Customer Agreement which provides that the Partnership will pay CGM a monthly brokerage fee equal to 11/24 of 1% (5.5% per year) of month-end Net Assets in lieu of brokerage commissions on a per trade basis. Month-end Net Assets, for the purpose of calculating commissions are Net Assets, as defined in the Limited Partnership Agreement, prior to the reduction of accrued expenses and redemptions payable. CGM will pay a portion of brokerage fees to its financial consultants who have sold Redeemable Units in this offering. Brokerage fees will be paid for the life of the Partnership, although the rate at which such fees are paid may be changed. The Partnership will pay for National Futures Association fees as well as exchange, clearing, user, give-up and floor brokerage fees. All of the Partnership's assets are deposited in the Partnership's account at CGM. The Partnership's cash is deposited by CGM in segregated bank accounts to the extent required by Commodity Futures Trading Commission regulations. At December 31, 2003 and 2002, the amount of cash held for margin requirements was $13,379,393 and $10,243,181, respectively. CGM has agreed to pay the Partnership interest on 80% of the average daily equity maintained in cash in its account during each month at a 30-day U.S. Treasury bill rate determined weekly by CGM based on the average noncompetitive yield on 3-month U.S. Treasury bills maturing in 30 days from the date on which such weekly rate is determined. The Customer Agreement between the Partnership and CGM gives the Partnership the legal right to net unrealized gains and losses. The Customer Agreement may be terminated upon notice by either party.

4. Trading Activities:

     The Partnership was formed for the purpose of trading contracts in a variety of commodity interests, including derivative financial instruments and derivative commodity instruments. The results of the Partnership's trading activities are shown in the statements of income and expenses.

     All of the commodity interests owned by the Partnership are held for trading purposes. The average fair value during the years ended December 31, 2003 and 2002, based on a monthly calculation, was $4,386,216 and $4,063,172, respectively.

5. Distributions and Redemptions:

     Distributions of profits, if any, will be made at the sole discretion of the General Partner and at such times as the General Partner may decide. A limited partner may require the Partnership to redeem their Redeemable Units at their Net Asset Value as of the last day of each month on 10 days notice to the General Partner. No fee will be charged for redemptions.

6. Financial Highlights:

     Changes in the Net Asset Value per Redeemable Unit of Limited Partnership Interest for the years ended December 31, 2003, 2002 and 2001 were as follows:

                                                              2003             2002            2001
                                                           ---------       ---------        ---------
    Net realized and unrealized gains (losses)*             $286.97         $330.00          $(39.24)
    Interest income                                           12.43           15.57            32.68
    Expenses**                                               (81.19)         (88.36)          (46.17)
                                                          ---------       ---------        ---------
    Increase (decrease) for the year                         218.21          257.21           (52.73)
    Net asset value per Redeemable Unit,
     beginning of year                                     1,418.43        1,161.22         1,213.95
                                                          ---------       ---------        ---------
    Net asset value per Redeemable Unit,
     end of year                                          $1,636.64       $1,418.43        $1,161.22
                                                           ---------       ---------        ---------

    *    Includes brokerage commissions
    **   Excludes brokerage commissions

    Ratios to average net assets :
     Net investment loss before incentive fees***             (7.4)%           (7.5)%           (6.6)%
                                                             -----           -------           ------

     Operating expenses                                        8.2%             8.8%             9.4%
     Incentive fees                                            3.1%             4.5%             1.0%
                                                             ----           -------           ------
     Total expenses                                           11.3%            13.3%            10.4%
                                                             -----           -------           ------

    Total return:
     Total return before incentive fees                       19.0%            27.3%            (3.4)%
     Incentive fees                                           (3.6)%           (5.2)%           (0.9)%
                                                             ------           -------           ------
     Total return after incentive fees                        15.4%            22.1%            (4.3)%
                                                             -----           -------           ------

    ***  Interest income less total expenses (exclusive of incentive fees)

     The above ratios may vary for individual investors based on the timing of capital transactions during the year. Additionally, these ratios are calculated for the Limited Partner class using the Limited Partners' share of income, expenses and average net assets.

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

Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. Credit risk with respect to exchange traded instruments is reduced to the extent that an exchange or clearing organization acts as a counterparty to the transactions. The Partnership's risk of loss in the event of counterparty default is typically limited to the amounts recognized in the statements of financial condition and not represented by the contract or notional amounts of the instruments. The Partnership has credit risk and concentration risk because the sole counterparty or broker with respect to the Partnership's assets is CGM.

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

The majority of these instruments mature within one year of December 31, 2003. However, due to the nature of the Partnership's business, these instruments may not be held to maturity.

Selected unaudited quarterly financial data for the years ended December 31, 2003 and 2002 are summarized below:

                                        For the period from     For the period from     For the period from   For the period from
                                        October 1, 2003 to        July 1, 2003 to        April 1, 2003 to     January 1, 2003 to
                                         December 31, 2003      September 30, 2003        June 30, 2003         March 31, 2003

Net realized and unrealized trading
 gains (losses) net of brokerage
 commissions and clearing fees
 including interest income                       $ 7,116,170             $ (3,308,315)           $ 2,478,366          $ 7,670,685

Net Income (loss)                                $ 6,002,299             $ (3,665,355)           $ 1,599,820          $ 6,243,394

Increase (decrease) in Net Asset
 Value per Redeemable Unit                          $ 135.19                 $ (79.85)               $ 33.34             $ 129.53

                                        For the period from     For the period from     For the period from   For the period from
                                        October 1, 2002 to        July 1, 2002 to        April 1, 2002 to     January 1, 2002 to
                                         December 31, 2002      September 30, 2002        June 30, 2002         March 31, 2002

Net realized and unrealized trading
 gains(losses) net of brokerage
 commissions and clearing fees
 including interest income                      $ (1,397,807)            $ 16,127,782            $ 5,619,177         $ (3,158,507)

Net Income (loss)                               $ (1,881,979)            $ 13,154,546            $ 4,973,961         $ (3,598,802)

Increase (decrease) in Net Asset
 Value per Redeemable Unit                          $ (36.33)                $ 259.57                $ 96.98             $ (63.01)

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     PricewaterhouseCoopers LLP was previously the principal accountant for the Partnership. On July 9, 2002, that firm was dismissed as principal accountant and KPMG LLP was engaged as principal accountant. The decision to change accountants was approved by the General Partner of the Partnership.

     In connection with the audit of the year ended December 31, 2001, and through July 9, 2002, there were no disagreements with PricewaterhouseCoopers LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements if not resolved to their satisfaction would have caused them to make reference thereto in their reports on the financial statements for such year.

     The audit report of PricewaterhouseCoopers LLP on the financial statements of the Partnership as of and for the year ended December 31, 2001 did not contain any adverse opinion or disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope, or accounting principle.

Item 9A. Controls and Procedures.

     Based on their evaluation of the Partnership's disclosure controls and procedures as of year end the Chief Executive Officer and Chief Financial Officer of the General Partner have concluded that such controls and procedures are effective.

     There were no significant changes in the Partnership's internal controls or in other factors that could significantly affect such controls during the fourth quarter of 2003.

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant.

     The Partnership has no officers or directors and its affairs are managed by its General Partner, Citigroup Managed Futures LLC. At December 31, 2003, investment decisions were made by Campbell & Company, Inc., Winton Capital Management, Graham Capital Management L.P., and Willowbridge Associates, Inc.

The Partnership has not adopted a code of ethics that applies to officers because it has no officers.

Item 11.  Executive Compensation.

     The Partnership has no directors or officers. Its affairs are managed by Citigroup Managed Futures LLC, its General Partner. CGM, an affiliate of the General Partner, is the commodity broker for the Partnership and receives brokerage commissions for such services, as described under "Item 1. Business." Brokerage commissions and clearing fees of $4,367,509 were earned by CGM for the year ended December 31, 2003. Management fees and incentive fees of $1,448,067 and $2,258,395, respectively, were earned by the Advisors for the year ended December 31, 2003.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

     (a) Security ownership of certain beneficial owners. The Partnership knows of no person who beneficially owns more than 5% of the Redeemable Units outstanding.

     (b) Security ownership of management. Under the terms of the Limited Partnership Agreement, the Partnership's affairs are managed by the General Partner. The General Partner owns Units of general partnership interest equivalent to 1,276.7484 Unit equivalents (2.9%) as of December 31, 2003.

     (c) Changes in control. None.

Item 13.   Certain Relationship and Related Transactions.

     Citigroup Global Markets Inc. and Citigroup Managed Futures LLC would be considered promoters for purposes of item 404 (d) of Regulation S-K. The nature and the amounts of compensation each promoter will receive from the Partnership are set forth under "Item 1. Business," "Item 11. Executive Compensation," and "Item 8. Financial Statements and Supplementary Data."


Item 14. Principal Accountant Fees and Services.

     (1) Audit Fees. The aggregate fees billed for each of the last two fiscal years for professional services rendered by KPMG LLP for the audit of the Partnership's annual financial statements, review of financial statements included in the Partnership's Forms 10-Q and other services normally provided in connection with regulatory filings or engagements are as follows:

2003     $31,136
2002     $35,267

     (2) Audit-Related Fees. None.

     (3) Tax Fees. The aggregate fees billed for each of the last two fiscal years for professional services rendered by KPMG LLP for tax compliance and tax advice given in the preparation of the Partnership's Schedule K1s, the preparation of the Partnership's Form 1065 and preparation of all State Tax Returns are as follows:

2003     $4,809
2002     $4,809

     (4) All Other Fees. None.

     (5) Not Applicable.

     (6) Not Applicable.

                                     PART IV

Item 15.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

     (a)  (1)  Financial Statements:

               Statements of Financial Condition at December 31, 2003 and 2002.

               Condensed Schedules of Investments at December 31, 2003 and 2002.

               Statements of Income and Expenses for the years ended December 31, 2003, 2002 and 2001.

               Statements of Partners' Capital for the years ended December 31, 2003, 2002 and 2001.

               Notes to Financial Statements.

          (2) Financial Statement Schedules: Financial Data Schedule for the year ended December 31, 2003.

          (3)  Exhibits:

          3.1- Limited  Partnership  Agreement  (filed as  Exhibit  3.1 to the
               Registration Statement on Form S-1 (File No. 33-75056 and incorporated herein by reference).

          3.2- Certificate of Limited  Partnership of the Partnership as filed in the office of the County Clerk of New York County on October 13, 1993 (filed as Exhibit 3.2 to the Registration Statement on Form S-1 (File No. 33-75056) and incorporated herein by reference).

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

          10.19- Management Agreement among the Partnership, the General Partner and Trendview Management, Inc. (filed as Exhibit 10.19 to the Form 10-K for the year ended December 31, 1997).

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

          10.24- Management Agreement among the Partnership, the General Partner and Willowbridge Associates, Inc. (filed as Exhibit 10.24 to the Form 10-K for the year ended December 31, 1999).

          10.25- Management Agreement among the Partnership, the General Partner and Stonebrook Capital Management, Inc. (filed as Exhibit 10.25 to the Form 10-K for the year ended December 31, 1999).

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

          10.35-  Letter   terminating   Dominion   Capital   Management,   Inc.
               (previously filed).

          10.36- Letters  extending  Management  Agreements with Campbell & Co.,
               Inc., Willowbridge Associates, Inc., Winton Capital Management, Stonebrook Structured Products, LLC and Graham Capital Management L.P. (previously filed).

          10.37- Letter terminating Stonebrook Structured Products LLC (filed herein).

          10.38- Letters  extending  Management  Agreements with Campbell & Co.,
               Inc., Willowbridge Associates, Inc., Winton Capital Management, Stonebrook Structured Products, LLC and Graham Capital Management L.P. (filed herein).

          16.1 - Letter from PricewaterhouseCoopers (filed herein).

               The exhibits required to be filed by Item 601 of regulation S-K are incorporated herein by reference

          31.1 -  Rule  13a-14(a)/15d-14(a)   Certification   (Certification  of
               President and Director)

          31.2 - Rule 13a-14(a)/15d-14(a) Certification (Certification of Chief Financial Officer and Director)

          32.1 - Section 1350 Certification (Certification of President and Director)

          32.2 - Section 1350 Certification (Certification of Chief Financial Officer and Director)




(b)      Reports on Form 8-K:  None Filed.

     Supplemental  Information  To Be Furnished  With Reports Filed  Pursuant To
Section 15(d) Of The Act By Registrants Which Have Not Registered Securities Pursuant To Section 12 Of The Act.









Annual Report to Limited Partners

No proxy material has been sent to Limited Partners.

                                   SIGNATURES



     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this annual report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York and State of New York on the 29th day of March 2004.



SMITH BARNEY DIVERSIFIED FUTURES FUND L.P.

By:      Citigroup Managed Futures LLC
         (General Partner)



By: /s/  David J. Vogel
         David J. Vogel, President & Director


     Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report on Form 10-K has been signed below by the following persons in the capacities and on the date indicated.


/s/ David J. Vogel                                 /s/ Shelley Ullman
    David J. Vogel                                     Shelley Ullman
    President and Director                             Director


/s/ Maureen O'Toole                                /s/ Steve J. Keltz
    Maureen O'Toole                                    Steve J. Keltz
    Director                                           Secretary and Director


/s/ Daniel R. McAuliffe, Jr.
    Daniel R. McAuliffe, Jr.
    Chief Financial Officer and
    Director

                                                                    Exhibit 31.1

                                  CERTIFICATION

I, David J. Vogel, certify that:

1. I have reviewed this Annual Report on Form 10-K of Smith Barney Diversified Futures Fund L.P. (the "registrant");

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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

     a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

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


Date: March 29, 2004
                                               /s/ David J. Vogel
                                                   David J. Vogel
                                                   Citigroup Managed Futures LLC
                                                   President and Director

                                                                    Exhibit 31.2

                                  CERTIFICATION


I, Daniel R. McAuliffe, Jr., certify that:

1. I have reviewed this Annual Report on Form 10-K of Smith Barney Diversified Futures Fund L.P. (the "registrant");

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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

     a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

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


Date: March 29, 2004

                                        /s/ Daniel R. McAuliffe, Jr.
                                            Daniel R. McAuliffe, Jr.
                                            Citigroup Managed Futures LLC
                                            Chief Financial Officer and Director

                                                                    Exhibit 32.1





                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002





In connection with the Annual Report of Smith Barney Diversified Futures Fund L.P. (the "Partnership") on Form 10-K for the year ending December 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, David J. Vogel, President and Director of Citigroup Managed Futures LLC, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.




/s/ David J. Vogel
    David J. Vogel
    Citigroup Managed Futures LLC
    President and Director


Date: March 29, 2004

                                                                    Exhibit 32.2



                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002





In connection with the Annual Report of Smith Barney Diversified Futures Fund L.P. (the "Partnership") on Form 10-K for the year ending December 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Daniel R. McAuliffe, Jr., Chief Financial Officer and Director of Citigroup Managed Futures LLC, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

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





/s/ Daniel R. McAuliffe, Jr.
    Daniel R. McAuliffe, Jr.
    Citigroup Managed Futures LLC
    Chief Financial Officer and Director



Date: March 29,2004

                      Smith Barney Futures Management LLC
                         388 Greenwich Street, 7th Floor
                          New York, New York 10013-2396






June 11, 2002



Campbell & Company, Inc.
Court Tower Building, Towson
210 West Pennsylvania Avenue
Suite 770
Baltimore, MD 212104


Attn: Mrs. Theresa D. Becks

         Re:      Management Agreement Renewals

Dear Mrs. Becks:

We are writing with respect to your management agreements concerning the commodity pools to which reference is made below (the "Management Agreements"). We are extending the term of the Management Agreements through June 30, 2003 and all other provisions of the Management Agreements will remain unchanged.

o        Smith Barney Potomac Futures  Fund L.P.
o        Smith Barney Diversified Futures Fund L.P.
o        Smith Barney Diversified Futures Fund L.P. II
o        Smith Barney Global Markets Futures Fund
o        Smith Barney Global Diversified Futures Fund L.P.
o        Smith Barney Diversified 2000 Futures Fund L.P.
o        Smith Barney Campbell F.M. and Energy Fund plc
o        AURORA 2001

Please acknowledge receipt of this modification by signing one copy of this letter and returning it to the attention of Mr. Daniel McAuliffe at the address above or fax to 212-723-8985. If you have any questions I can be reached at 212-723-5435.

Very truly yours,

SMITH BARNEY FUTURES MANAGEMENT LLC


By:      /s/ Daniel R. McAuliffe, Jr.
          -------------------------
         Daniel R. McAuliffe, Jr.
         Chief Financial Officer & Director


CAMPBELL & COMPANY, INC.


By:    /s/ Theresa Becks
        -------------------------
Print Name:  Theresa Becks


DRMcA/sr

                                  Smith Barney Futures Management LLC
                                    388 Greenwich Street, 7th Floor
                                     New York, New York 10013-2396

June 11, 2002



Willowbridge Associates Inc.
101 Morgan Lane - Suite 180
Plainsboro, N.J. 08536

Attention:  Ms. Bonnie Huff / Ms. Janet Boyer

         Re:      Management Agreement Renewals

Dear Ms. Huff and Ms. Boyer:

We are writing with respect to your management agreements concerning the commodity pools to which reference is made below (the "Management Agreements"). We are extending the term of the Management Agreements through June 30, 2003 and all other provisions of the Management Agreements will remain unchanged.

o        Salomon Smith Barney Orion Futures Fund L.P.
o        Smith Barney Principal Plus Futures Fund L.P. II
o        Smith Barney Diversified Futures Fund L.P.
o Smith Barney Diversified Futures Fund L.P. II o

Please acknowledge receipt of this modification by signing one copy of this letter and returning it to the attention of Mr. Daniel McAuliffe at the address above or fax to 212-723-8985. If you have any questions I can be reached at 212-723-5435.

Very truly yours,

SMITH BARNEY FUTURES MANAGEMENT LLC


By:      /s/ Daniel R. McAuliffe, Jr.
          -------------------------
         Daniel R. McAuliffe, Jr.
         Chief Financial Officer & Director

        WILLOWBRIDGE ASSOCIATES INC

By:      /s/ Bonnie Huff
       -------------------------
Print Name:  Bonnie Huff
DRMcA/sr

                       Smith Barney Futures Management LLC
                         388 Greenwich Street, 7th Floor
                          New York, New York 10013-2396

June 11, 2002


Graham Capital Management, L.P.
Stamford Harbour Park
333 Ludlow Street
Stamford, Ct. 06902

Attention:  Mr. Kenneth G.  Tropin

         Re:      Management Agreement Renewal

Dear Mr. Tropin:

We are writing with respect to your management agreements concerning the commodity pools to which reference is made below (the "Management Agreements"). We are extending the term of the Management Agreements through June 30, 2003 and all other provisions of the Management Agreements will remain unchanged.

o        Smith Barney Global Markets Futures Fund
o        Smith Barney Diversified Futures Fund L.P. II
o        Smith Barney Diversified Futures Fund L.P.
o        Salomon Smith Barney Diversified 2000 Futures Fund L.P.
o        AURORA 2001

Please acknowledge receipt of this modification by signing one copy of this letter and returning it to the attention of Mr. Daniel McAuliffe at the address above or fax to 212-723-8985. If you have any questions I can be reached at 212-723-5435.

Very truly yours,

SMITH BARNEY FUTURES MANAGEMENT LLC


By:      /s/ Daniel R. McAuliffe, Jr.
          -------------------------
         Daniel R. McAuliffe, Jr.
         Chief Financial Officer & Director

         Graham Capital Management L.P.

By:      /s/ Kenneth Tropin
         -------------------------
Print Name:  Kenneth Tropin
DRMcA/sr

                                       Smith Barney Futures Management LLC
                                          388 Greenwich Street, 7th Floor
                                           New York, New York 10013-2396

June 11, 2002


Winton Capital Management
1a. St. Mary Abbot's Place
Kensington, London W86LS, U.K.

Attention:  Mr. Martin Hunt

         Re:      Management Agreement Renewals

Dear Mr. Kemp:

We are writing with respect to your management agreements concerning the commodity pools to which reference is made below (the "Management Agreements"). We are extending the term of the Management Agreements through June 30, 2003 and all other provisions of the Management Agreements will remain unchanged.

o        Smith Barney Principal Plus Futures Fund L.P. II
o        Smith Barney Diversified Futures Fund L.P.
o        AURORA 2001
Please acknowledge receipt of this modification by signing one copy of this letter and returning it to the attention of Mr. Daniel McAuliffe at the address above or fax to 212-723-8985. If you have any questions I can be reached at 212-723-5435.

Very truly yours,

SMITH BARNEY FUTURES MANAGEMENT LLC


By:      /s/ Daniel R. McAuliffe, Jr.
          -------------------------
         Daniel R. McAuliffe, Jr.
         Chief Financial Officer & Director

         WINTIN CAPITAL MANAGEMENT
        -------------------------
By:      /s/ Martin Hunt

Print Name:  Martin Hunt

DRMcA/sr

                      Smith Barney Futures Management LLC
                         388 Greenwich Street, 7th Floor
                          New York, New York 10013-2396

June 11, 2002



Stonebrook Structured Products LLC
17 State Street  38th Floor
New York, N.Y. 10004

Attention:  Mr. Jerome Abernathy

         Re:      Management Agreement Renewals

Dear Mr. Abernathy:

We are writing with respect to your management agreements concerning the commodity pools to which reference is made below (the "Management Agreements"). We are extending the term of the Management Agreements through June 30, 2003 and all other provisions of the Management Agreements will remain unchanged.

o        Smith Barney Diversified Futures Fund L.P.
o        Salomon Smith Barney Equity Plus Futures Fund L.P.
o        Smith Barney Diversified Futueres Fund L.P. II
o        Smith Barney Stonebrook FX Fund plc.

Please acknowledge receipt of this modification by signing one copy of this letter and returning it to the attention of Mr. Daniel McAuliffe at the address above or fax to 212-723-8985. If you have any questions I can be reached at 212-723-5435.

Very truly yours,

SMITH BARNEY FUTURES MANAGEMENT LLC


By:      /s/ Daniel R. McAuliffe, Jr.
          -------------------------
         Daniel R. McAuliffe, Jr.
         Chief Financial Officer & Director

         STONEBROOK STRUCTURED PRODUCTS LLC

By:      /s/ Jerome Abernathy
         -------------------------
Print Name:  Jerome Abernathy
DRMcA/sr

                       Smith Barney Futures Management LLC
                         388 Greenwich Street, 7th Floor
                          New York, New York 10013-2396



January 31, 2003



Stonebrook Structured Procucts LLC
17 State Street
New York, New York 10004

Attn: Mr. Jerome Abernathy

Re:      SB Diversified Futures Fund (Acct. #258-43075)
         SB Diversified Futures Fund II (Acct. #258-58075)

Dear Mr. Abernathy:

     Please liquidate all of your positions in the above referenced account in an orderly fashion beginning immediately. This will effectively terminate your management agreement with this entity. Thank you for your service and we look forward to the possibility of working together in the future.

     If you  have  any  questions,  please  call  myself  or  Jennifer  Magro at
(212)723-5413.

Very truly yours,


/s/ Daniel R. McAuliffe, Jr.
    Daniel R. McAuliffe, Jr.
    Chief Financial Officer


DRMcA/sr