Form 10-Q
period 2004-03-31
SMITH BARNEY DIVERSIFIED FUTURES FUND LP
filed 2004-05-10
CIK 911503

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                 (X) QUARTERLY REPORT UNDER SECTION 13 or 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

               OR ( ) TRANSITION REPORT UNDER SECTION 13 or 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934



For the Quarter ended March 31, 2004

Commission File Number 0-26132

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

                        c/o Citigroup Managed Futures LLC
                            399 Park Avenue - 7th Fl.
                            New York, New York 10022
--------------------------------------------------------------------------------
              (Address and Zip Code of principal executive offices)

                                 (212) 599-2011
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

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

                                    Yes   No X

                   SMITH BARNEY DIVERSIFIED FUTURES FUND L.P.
                                    FORM 10-Q
                                      INDEX

                                                                        Page
                                                                       Number
PART I - Financial Information:

           Item 1.  Financial Statements:

                    Statements of Financial Condition
                    at March 31, 2004 and December 31,
                    2003 (unaudited).                               3

                    Condensed Schedules of Investments at
                    March 31, 2004  and December 31, 2003
                    (unaudited).                                  4 - 5

                    Statements of Income and Expenses
                    and Partners' Capital for the three
                    months ended March 31, 2004
                    and 2003 (unaudited).                           6

                    Statements of Cash Flows for the three
                    months ended March 31, 2004 and 2003
                    (unaudited).                                    7

                    Notes to Financial Statements
                    (unaudited).                                  8 - 12

           Item 2.  Management's Discussion and
                    Analysis of Financial Condition
                    and Results of Operations                    13 - 15

           Item 3.  Quantitative and Qualitative
                    Disclosures about Market Risk                16 - 17

           Item 4.  Controls and Procedures                        18


PART II - Other Information                                        19

                                     PART I

                          Item 1. Financial Statements

                   Smith Barney Diversified Futures Fund L.P.
                        Statements of Financial Condition
                                   (Unaudited)


                                                                 March 31,         December 31,
                                                                   2004                2003
                                                          ------------------    -----------------
Assets:
Equity in commodity futures trading account:
  Cash (restricted $10,882,088 and $13,379,393 in
   2004 and 2003, respectively)                                 $76,059,070         $ 67,983,573
  Net unrealized appreciation on open futures positions           5,321,738            3,677,203
  Unrealized appreciation on open forward contracts               1,840,182            4,260,481
                                                          ------------------    -----------------
                                                                 83,220,990           75,921,257
  Interest receivable                                                50,863               40,233
                                                          ------------------    -----------------
                                                                $83,271,853         $ 75,961,490
                                                          ==================    =================

Liabilities and Partners' Capital:
Unrealized depreciation on open forward contracts                $1,447,055           $2,298,360
Accrued expenses:
   Commissions                                                      381,178              344,098
   Management fees                                                  131,050              119,768
   Incentive fees                                                 1,880,089              761,281
   Other                                                             54,113               41,458
Redemptions payable                                                 375,753              669,179
                                                          ------------------    -----------------
                                                                  4,269,238            4,234,144
                                                          ------------------    -----------------
Partners' capital:
General Partner, 1,276.7484 Unit equivalents
   outstanding in 2004 and 2003                                   2,353,967            2,089,578
Limited Partners, 41,572.8263 and 42,549.0942
   Redeemable Units of Limited Partnership Interest
   outstanding in 2004 and 2003, respectively                    76,648,648           69,637,768
                                                          ------------------    -----------------
                                                                 79,002,615           71,727,346
                                                          ------------------    -----------------
                                                                $83,271,853          $75,961,490
                                                          ==================    =================

See Accompanying Notes to Unaudited Financial Statements.

                   Smith Barney Diversified Futures Fund L.P.
                        Condensed Schedule of Investments
                                 March 31, 2004
                                   (Unaudited)

Sector                                    Contract                                         Fair Value
------------------------------------ -------------------------------------------- ---------------------
Currencies
                                     Futures contracts purchased  0.03%                       $ 21,990
                                     Futures contracts sold  0.09%                              70,200
                                                                                  ---------------------
                                       Total futures contracts  0.12%                           92,190
                                     Unrealized appreciation on forward
                                     contracts 0.81%                                           636,624
                                     Unrealized depreciation on forward
                                     contracts (1.03)%                                        (810,241)
                                                                                  ---------------------
                                       Total forward contracts  (0.22)%                       (173,617)
                                                                                  ---------------------
   Total Currencies  (0.10)%                                                                   (81,427)
                                                                                  ---------------------

Total Energy  0.16%                  Futures contracts purchased  0.16%                        124,382
                                                                                  ---------------------
Total Grains  3.07%                  Futures contracts purchased  3.07%                      2,422,601
                                                                                  ---------------------
Total Interest Rates U.S.  0.93%     Futures contracts purchased  0.93%                        731,957
                                                                                  ---------------------
Interest Rates Non-U.S.
                                     Futures contracts purchased 1.66%                       1,314,641
                                     Futures contracts sold  0.01%                               4,452
                                                                                  ---------------------
   Total Interest Rates Non-U.S. 1.67%                                                       1,319,093
                                                                                  ---------------------
Livestock
                                     Futures contracts purchased  0.08%                         64,240
                                     Futures contracts sold  (0.02)%                           (15,700)
                                                                                  ---------------------
   Total Livestock  0.06%                                                                       48,540
                                                                                  ---------------------

Total Lumber  0.00%*                 Total futures contracts purchased  0.00%*                   3,322
                                                                                  ---------------------
Metals
                                     Futures contracts purchased  0.62%                        488,118
                                     Unrealized appreciation on forward
                                     contracts 1.52%                                         1,203,558
                                     Unrealized depreciation on forward
                                     contracts (0.81)%                                        (636,814)
                                                                                  ---------------------
                                       Total forward contracts  0.71%                          566,744
                                                                                  ---------------------
   Total Metals  1.33%                                                                       1,054,862
                                                                                  ---------------------
Softs
                                     Futures contracts purchased  (0.08)%                      (65,631)
                                     Futures contracts sold  (0.01)%                            (6,616)
                                                                                  ---------------------
   Total Softs  (0.09)%                                                                        (72,247)
                                                                                  ---------------------
Indices
                                     Futures contracts purchased  0.22%                        180,419
                                     Futures contracts sold  (0.02)%                           (16,637)
                                                                                  ---------------------
   Total Indices   0.20%                                                                       163,782
                                                                                  ---------------------

Total Fair Value  7.23%                                                                   $  5,714,865
                                                                                  =====================


Country Composition              Investments at Fair Value          % of Investments at Fair Value
----------------------------- --------------------------------- ---------------------------------------
Australia                                 $  (11,464)                             (0.20)%
Canada                                        52,919                               0.93
Germany                                    1,131,876                              19.81
France                                           (74)                              0.00*
Hong Kong                                      3,408                               0.06
Italy                                          3,429                               0.06
Japan                                        133,765                               2.34
Spain                                         42,643                               0.74
United Kingdom                               606,417                              10.61
United States                              3,751,946                              65.65
                              --------------------------------- ---------------------------------------
                                        $  5,714,865                             100.00%
                              ================================= =======================================

Percentages are based on Partners' capital unless otherwise indicated.
* Due to rounding
See Accompanying Notes to Unaudited Financial Statements.

                   Smith Barney Diversified Futures Fund L.P.
                        Condensed Schedule of Investments
                                December 31, 2003
                                   (Unaudited)

Sector                                              Contract                                                      Fair Value
------------------------------------------------    --------------------------------------------------     -----------------------
Currencies
                                                    Futures contracts purchased 2.31%                             $1,653,934
                                                    Futures contracts sold (0.14)%                                  (100,293)
                                                                                                                  ----------
                                                      Total futures contracts 2.17%                                1,553,641

                                                    Unrealized appreciation on forward contracts 2.65%             1,897,711
                                                    Unrealized depreciation on forward contracts (1.56)%          (1,116,272)
                                                                                                                  ----------
                                                      Total forward contracts 1.09%                                  781,439
                                                                                                                  ----------
    Total Currencies 3.26%                                                                                         2,335,080
                                                                                                                  ----------
Total Energy (0.11)%                                Futures contracts purchased (0.11)%                              (76,535)
                                                                                                                  ----------
Grains                                              Futures contracts purchased 0.95%                                680,144
                                                    Futures contracts sold (0.09)%                                   (66,550)
                                                                                                                  ----------
    Total Grains 0.86%                                                                                               613,594
                                                                                                                  ----------

Total Interest Rates U.S. (0.17)%                   Futures contracts purchased (0.17)%                             (119,927)
                                                                                                                  ----------

Interest Rates Non-U.S.                             Futures contracts purchased 0.22%                                159,634
                                                    Futures contracts sold (0.04)%                                   (28,643)
                                                                                                                  ----------
    Total Interest Rates Non-U.S. 0.18%                                                                              130,991
                                                                                                                  ----------

Livestock                                           Futures contracts purchased (0.02)%                              (13,500)
                                                    Futures contracts sold 0.01%                                       9,408
                                                                                                                  ----------
    Total Livestock (0.01)%                                                                                           (4,092)
                                                                                                                  ----------

Total Lumber 0.01%                                  Futures contracts purchased 0.01%                                  6,402
                                                                                                                  ----------

Metals                                              Futures contracts purchased 0.58%                                413,768
                                                    Futures contracts sold (0.00)% *                                  (1,550)
                                                                                                                  ----------
                                                      Total futures contracts 0.58%                                  412,218

                                                    Unrealized appreciation on forward contracts 3.29%             2,362,770
                                                    Unrealized depreciation on forward contracts (1.65)%          (1,182,088)
                                                                                                                  ----------
                                                      Total forward contracts 1.64%                                1,180,682
                                                                                                                  ----------
    Total Metals 2.22%                                                                                             1,592,900
                                                                                                                  ----------
Softs                                               Futures contracts purchased (0.14)%                              (99,050)
                                                    Futures contracts sold 0.03%                                      22,953
                                                                                                                  ----------
    Total Softs (0.11)%                                                                                              (76,097)
                                                                                                                  ----------
Indices                                             Futures contracts purchased 1.67%                              1,195,478
                                                    Futures contracts sold 0.06%                                      41,530
                                                                                                                  ----------
    Total Indices 1.73%                                                                                            1,237,008
                                                                                                                  ----------

Total Fair Value 7.86%                                                                                            $5,639,324
                                                                                                                  =========
                                                             Investments      % of Investments
                  Country Composition                        at Fair Value      at Fair Value
                 -----------------------------            ------------------ ------------------
                 Australia                                 $    57,663               1.02%
                 Canada                                         35,485               0.63
                 France                                         33,586               0.60
                 Germany                                       312,479               5.54
                 Hong Kong                                       3,903               0.07
                 Italy                                         (10,477)             (0.19)
                 Japan                                          27,224               0.48
                 Spain                                         113,433               2.01
                 United Kingdom                              1,411,139              25.02
                 United States                               3,654,889              64.82
                                                          ------------------ ------------------
                                                            $5,639,324             100.00%
                                                          ================== ==================

Percentages are based on Partners' capital unless otherwise indicated
* Due to rounding
See Accompanying Notes to Unaudited Financial Statements.

                   Smith Barney Diversified Futures Fund L.P.
             Statements of Income and Expenses and Partners' Captial
                                   (Unaudited)

                                                        Three Months Ended
                                                             March 31,
                                                  ------------------------------
                                                       2004             2003
                                                  ------------      ------------
Income:
  Net gains (losses) on trading of
  commodity interests:
  Realized gains on closed positions
   and foreign currencies                          $ 12,188,662    $ 14,249,019
  Change in unrealized gains (losses)
   on open positions                                     75,541      (5,614,436)
                                                   ------------    ------------
                                                     12,264,203       8,634,583
  Interest income                                       133,288         170,862
                                                   ------------    ------------
                                                     12,397,491       8,805,445
                                                   ------------    ------------

Expenses:
  Brokerage commissions including clearing fees
    of $31,801 and $41,332, respectively              1,143,038       1,134,760
  Management fees                                       374,982         399,227
  Incentive fees                                      1,880,089       1,005,358
  Other expenses                                         22,456          22,706
                                                   ------------    ------------
                                                      3,420,565       2,562,051
                                                   ------------    ------------


  Net income                                          8,976,926       6,243,394
  Additions                                               1,801           2,186
  Redemptions                                        (1,703,458)     (1,365,742)
                                                   ------------    ------------
  Net increase in Partners' capital                   7,275,269       4,879,838

Partners' capital, beginning of period               71,727,346      68,061,947
                                                   ------------    ------------

Partners' capital, end of period                   $ 79,002,615    $ 72,941,785
                                                   ============    ============


Net asset value per Redeemable Unit
  (42,849.5747 and 47,121.1919 Redeemable
   Units outstanding at March 31, 2004
   and 2003, respectively)                         $   1,843.72    $   1,547.96
                                                   ============    ============

Net income per Redeemable Unit of
   Limited Partnership Interest and
   General Partner Unit equivalent                 $     207.08    $     129.53
                                                   ============    ============


See Accompanying Notes to Unaudited Financial Statements.

                   Smith Barney Diversified Futures Fund L.P.
                            Statements of Cash Flows
                                   (Unaudited)


                                                                          Three Months Ended
                                                                               March 31,
                                                                    ----------------------------
                                                                         2004            2003
                                                                     ---------------------------

Cash flows from operating activities:
    Net Income                                                       $  8,976,926    $  6,243,394
    Adjustments to reconcile net income to net cash
      provided by operating activities:
      Changes in operating assets and liabilities:
        Net unrealized appreciation (depreciation) on open futures
         positions                                                     (1,644,535)      5,212,101
        Unrealized appreciation on open forward contracts               2,420,299         774,597
        Increase in interest receivable                                   (10,630)         (8,245)
        Unrealized depreciation on open forward contracts                (851,305)       (372,262)
        Accrued expenses:
         Increase in commissions                                           37,080          30,384
         Increase (decrease) in management fees                            11,282         (21,667)
         Increase in incentive fees                                     1,118,808         950,323
         Increase in other                                                 12,655          22,707
        Increase (decrease) in redemptions payable                       (293,426)        257,100
                                                                     ------------    ------------
          Net cash provided by operating activities                     9,777,154      13,088,432
                                                                     ------------    ------------

Cash flows from financing activities:
    Proceeds from additions                                                 1,801           2,186
    Payments for redemptions                                           (1,703,458)     (1,365,742)
                                                                     ------------    ------------

           Net cash used in financing activities                       (1,701,657)     (1,363,556)
                                                                     ------------    ------------

           Net change in cash                                           8,075,497      11,724,876
           Cash, at beginning of period                                67,983,573      64,057,301
                                                                     ------------    ------------
           Cash, at end of period                                    $ 76,059,070    $ 75,782,177
                                                                     ============    ============


See Accompanying Notes to Unaudited Financial Statements.

                   Smith Barney Diversified Futures Fund L.P.
                          Notes to Financial Statements
                                 March 31, 2004
                                   (Unaudited)


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

     Citigroup Managed Futures LLC, formerly Smith Barney Futures Management LLC, acts as the general partner (the "General Partner") of the Partnership. The Partnership's commodity broker is Citigroup Global Markets Inc. ("CGM"), formerly Salomon Smith Barney Inc. CGM is an affiliate of the General Partner. The General Partner is wholly owned by Citigroup Global Markets Holdings Inc. ("CGMHI"), formerly Salomon Smith Barney Holdings Inc., which is the sole owner of CGM. CGMHI is a wholly owned subsidiary of Citigroup Inc. ("Citigroup"). As of March 31, 2004, all trading decisions are made for the Partnership by
Campbell & Company, Inc., Willowbridge Associates, Inc., Winton Capital Management and Graham Capital Management L.P. (each an "Advisor" and collectively, the "Advisors").

     The accompanying financial statements are unaudited but, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Partnership's financial condition at March 31, 2004 and December 31, 2003, the results of its operations and cash flows for the three months ended March 31, 2004 and 2003. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. You should read these financial statements together with the financial statements and notes included in the Partnership's annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2003.

     Due to the nature of commodity trading, the results of operations for the interim periods presented should not be considered indicative of the results that may be expected for the entire year.

                   Smith Barney Diversified Futures Fund L.P.
                          Notes to Financial Statements
                                 March 31, 2004
                                   (Unaudited)
                                   (Continued)



2.   Financial Highlights:

     Changes in Net Asset Value per Redeemable Unit of Partnership Interest for the three months ended March 31, 2004 and 2003 were as follows:





                                       Three Months Ended
                                            March 31,
                                    -----------------------
                                        2004           2003
                                    ----------    ---------
Net realized and unrealized
 gains*                          $     256.55 $     155.59
Interest income                          3.07         3.57
Expenses **                            (52.54)      (29.63)
                                    ---------    ---------
Increase for the period                207.08       129.53
Net Asset Value per Redeemable
 Unit, beginning of period           1,636.64     1,418.43
                                    ---------    ---------
Net Asset Value per Redeemable
Unit, end of period              $   1,843.72 $   1,547.96
                                    =========    =========





*   Includes brokerage commissions.
**  Excludes brokerage commissions.

                   Smith Barney Diversified Futures Fund L.P.
                          Notes to Financial Statements
                                 March 31, 2004
                                   (Unaudited)
                                   (Continued)



Financial Highlights (continued):

                                    Three Months Ended
                                         March 31,
                                     ----------------
                                       2004     2003
                                     -------  -------

Ratio to average net assets: ***
Net investment loss before
 incentive fees ****                   (7.5)%   (7.6)%
                                       ====     ====

Operating expenses                      8.2%     8.6%
Incentive fees                          2.5%     5.5%
                                       ----     ----
Total expenses                         10.7%    14.1%
                                       ====     ====


Total return:
Total return before incentive fees     15.3%    10.6%
Incentive fees                         (2.6)%   (1.5)%
                                       ----     ----
Total return after incentive fees      12.7%     9.1%
                                       ====     ====


*** Annualized (other than incentive fees)
**** Interest income less total expenses (exclusive of incentive fees).
The above ratios may vary for individual investors based on the timing of capital transactions during the period. Additionally, these ratios are calculated for the Limited Partner class using the Limited Partners' share of income, expenses and average net assets.

                   Smith Barney Diversified Futures Fund L.P.
                          Notes to Financial Statements
                                 March 31, 2004
                                   (Unaudited)
                                   (Continued)


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

     All of the commodity interests owned by the Partnership are held for trading purposes. The average fair values of these interests during the three and twelve months ended March 31, 2004 and December 31, 2003, based on a monthly calculation, were $7,121,466 and $4,386,216, respectively. The fair values of these commodity interests, including options thereon, if applicable, at March 31, 2004 and December 31, 2003, were $5,714,865 and $5,639,324, respectively.
Fair values for exchange traded commodity futures and options are based on quoted market prices for those futures and options. Fair values for all other financial instruments for which market quotations are not readily available are based on calculations approved by the General Partner.

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

                   Smith Barney Diversified Futures Fund L.P.
                          Notes to Financial Statements
                                 March 31, 2004
                                   (Unaudited)
                                   (Continued)


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

     Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. Credit risk with respect to exchange traded instruments is reduced to the extent that an exchange or clearing organization acts as a counterparty to the transactions. The Partnership's risk of loss in the event of counterparty default is typically limited to the amounts recognized as unrealized appreciation in the statements of financial condition and not represented by the contract or notional amounts of the instruments. The Partnership has credit risk and concentration risk because the sole counterparty or broker with respect to the Partnership's assets is CGM.

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

     The majority of these instruments mature within one year of March 31, 2004. However, due to the nature of the Partnership's business, these instruments may not be held to maturity.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

     The Partnership does not engage in the sale of goods or services. Its only assets are its equity in its commodity futures trading account, consisting of cash, net unrealized appreciation (depreciation) on open futures and forward contracts and interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership. While substantial losses could lead to a decrease in liquidity, no such losses occurred during the first quarter of 2004.

     The Partnership's capital consists of the capital contributions of the partners as increased or decreased by realized and/or unrealized gains or losses on commodity futures trading, expenses, interest income, additions and redemptions of Redeemable Units and distributions of profits, if any.

     For the three months ended March 31, 2004, Partnership capital increased 10.1% from $71,727,346 to $79,002,615. This increase was attributable to net income from operations of $8,976,926 and additional sales of 1.0797 Redeemable Units totaling $1,801, partially offset by the redemption of 977.3476 Redeemable Units of Limited Partnership Interest totaling $1,703,458. Persons investing $1,000,000 or more will pay a reduced brokerage fee, receiving the differential in the form of additional Redeemable Units. Future redemptions can impact the amount of funds available for investment in commodity contract positions in subsequent periods.

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

Results of Operations

     During the Partnership's first quarter of 2004, the Net Asset Value per Redeemable Unit increased 12.7% from $1,636.64 to $1,843.72 as compared to an increase of 9.1% in the first quarter of 2003. The Partnership experienced a net trading gain before brokerage commissions and related fees in the first quarter of 2004 of $12,264,203. Gains were primarily attributable to the trading of commodity contracts in currencies, energy, grains, U.S. and non-U.S. interest rates, livestock, metals, indices and lumber and were partially offset by losses in softs. The Partnership experienced a net trading gain before brokerage commissions and related fees in the first quarter of 2003 of $8,634,583. Gains were primarily attributable to the trading of commodity contracts in currencies, energy and non-U.S. interest rates, and were partially offset by losses in grains, softs, livestock U.S. interest rates, metals and indices.

     The Partnership had a strong first quarter as the financial and commodity trends that had carried performance in 2003 continued into the first quarter providing profits across nearly all market sectors. The major contributors to performance were lower interest rates both in the U.S. and internationally, weakness in the U.S. dollar for much of the quarter and continued pressure on commodity prices, particularly in base metals, energy, and grains.

     Lower interest rate trends provided substantial profits for positions in U.S. and international interest rate contracts in January and February. Lower U.S. interest rates combined with rising fiscal and trade deficits pushed the U.S. dollar lower through mid-February producing profits for the Fund's advisors but then began a sharp correction that led to losses in March as the dollar regained nearly 10% against the euro and other major currencies. Trading in stock market indices provided profits for the quarter in spite of fairly directionless global stock markets.

     In the commodity markets, increased global demand for the raw materials of economic development, namely base metals, like copper, nickel and aluminum produced profitable trading. Bullish price trends in gold, silver and palladium were also profitable for the advisors. Concurrently, the demand for foodstocks in developing countries generated profits for positions in grains, specifically soybeans, corn and wheat. Each of these sectors produced profits for the quarter. Energy trading was also profitable for the quarter as prices of crude oil moved to the high $30s range and natural gas prices followed their normal volatile seasonal patterns with mixed trading results for the Advisors.

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

     Interest income on 80% of the Partnership's daily equity maintained in cash was earned at the monthly average 30-day U.S. Treasury bill rate determined weekly by CGM based on the non-competitive yield on three month U.S. Treasury bills maturing 30 days from the date in which such weekly rate is determined. CGM may continue to maintain the Partnership's assets in cash and/or place all of the Partnership's assets in 90-day Treasury bills and pay the Partnership 80% of the interest earned on the Treasury bills purchased. CGM will retain 20% of any interest earned on Treasury bills. Interest income for the three months ended March 31, 2004 decreased by $37,574, as compared to the corresponding period in 2003. The decrease in interest income is primarily due to decreases in interest rates during the three months ended March 31, 2004 as compared to 2003.

     Brokerage commissions are calculated on the Partnership's net asset value as of the last day of each month and are affected by trading performance and redemptions. Accordingly, they must be compared in relation to the fluctuations in monthly net asset values. Commissions and fees for the three months ended March 31, 2004 increased by $8,278 as compared to the corresponding period in 2003. The increase in brokerage commissions is due to an increase in net assets during the three months ended March 31, 2004 as compared to 2003.

     Management fees are calculated on the portion of the Partnership's net asset value allocated to each Advisor at the end of the month and, therefore, are affected by trading performance and redemptions. Management fees for the three months ended March 31, 2004 decreased by $24,245 as compared to the corresponding period in 2003.

     Incentive fees are based on the new trading profits generated by each Advisor at the end of the quarter as defined in the advisory agreements between the Partnership, the General Partner and each Advisor. Trading performance for the three months ended March 31, 2004 resulted in incentive fees of $1,880,089. Trading performance for the three months ended March 31, 2003 resulted in incentive fees of $1,005,358.

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

     The following table indicates the trading Value at Risk associated with the Partnership's open positions by market category as of March 31, 2004 and the highest, lowest and average value at any point during the three months ended March 31, 2004. All open position trading risk exposures of the Partnership have been included in calculating the figures set forth below. As of March 31, 2004, the Partnership's total capitalization was $79,002,615. There has been no material change in the trading Value at Risk information previously disclosed in the Form 10-K for the year ended December 31, 2003.


                                 March 31, 2004
                                   (Unaudited)

                                                                                                Year to Date
                                                                          -------------------------------------------------
                                                           % of Total           High               Low             Average
    Market Sector                       Value at Risk   Capitalization     Value at Risk     Value at Risk     Value at Risk
----------------------------------------------------------------------------------------------------------------------------
     Currencies:
      - Exchange Traded Contracts         $684,535              0.87%       $1,572,887           $600,237          $964,607
      - OTC Contracts                      506,485              0.64%        1,146,847            506,485           804,950
     Energy                              1,566,020              1.98%        2,366,300          1,329,735         1,599,373
     Grains                                631,005              0.80%          638,455            290,102           556,772
     Interest Rates U.S.                 1,205,400              1.52%        1,230,050            484,150         1,091,433
     Interest Rates Non-U.S.             2,500,457              3.16%        3,239,942          1,252,397         2,608,024
     Livestock                             118,000              0.15%          118,000             17,000            76,233
     Metals:
      - Exchange Traded Contracts          395,500              0.50%          395,500            158,900           277,933
      - OTC Contracts                      146,675              0.19%          427,040            139,755           222,907
     Softs                                 250,758              0.32%          341,479             67,024           229,101
     Indices                             1,157,444              1.47%        3,077,151          1,139,790         2,162,646
     Lumber                                  2,200              0.00%            3,800              2,200             2,200
                                        ----------              -----
  Total                                 $9,164,479             11.60%
                                       ===========             ======

Item 4.   Controls and Procedures


     Based on their evaluation of the Partnership's disclosure controls and procedures as of March 31, 2004, the Chief Executive Officer and Chief Financial Officer have concluded that such controls and procedures are effective.

     There were no significant changes in the Partnership's internal controls or in other factors that could significantly affect such controls during the first quarter of 2004.

                           PART II. OTHER INFORMATION


Item 1. Legal Proceedings

     The following information supplements and amends our discussion set forth under Part I, Item 3 "Legal Proceedings" in the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

REGULATORY MATTERS

     Both the Department of Labor and the IRS have advised CGM that they were or are reviewing transactions in which Ameritech Pension Trust purchased from CGM and certain affiliates approximately $20.9 million in participations in a portfolio of motels owned by Motels of America, Inc. and Best Inns, Inc. With respect to the IRS review, CGM and certain affiliated entities have consented to extensions of time for the assessment of excise taxes that may be claimed to be due with respect to the transactions for the years 1987, 1988 and 1989.

ENRON CORP

     In July 2002, Citigroup, CGM and certain officers were named as defendants in an alleged class action filed in the United States District Court for the Southern District of New York, brought on behalf of purchasers of Citigroup common stock between July 24, 1999 and July 23, 2002. The complaint seeks unspecified compensatory and punitive damages for alleged violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and for common law fraud. Fourteen virtually identical complaints have been filed and consolidated. The complaints allege that Citigroup misstated the extent of its Enron-related exposure, and that Citigroup's stock price fell once the true extent of the company's Enron involvements became known. Plaintiffs filed an amended complaint on March 10, 2003, which incorporated the allegations in the 15 separate actions and added new material as well. The amended complaint focuses on certain transaction Citigroup did with Enron and alleged analyst conflicts of interest. The class period for the consolidated amended complaint is July 24, 1999 to December 11, 2002. On June 2, 2003, Citigroup filed a motion to dismiss the consolidated amended complaint. Plaintiffs' response was filed on July 30, and Citigroup's reply was filed on October 3, 2003. Oral argument before Judge Swain was held on November 20, 2003.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities -

        Additional Redeemable Units offered represent a reduced brokerage fee to existing limited partners who invested $1,000,000 or more. For the three months ended March 31, 2004 and 2003, there were additional sales of 1.0797 and 1.4191 Redeemable Units totaling $1,801 and $2,186, respectively.

        Proceeds from the sale of additional Redeemable Units are used in the trading of commodity interests including futures contracts, options and forward contracts.

     The following chart sets forth the purchases of Redeemable Units by the Partnership.

------------------------------- ----------------------- ----------------------- ---------------------- -------------------------

         Period                 (a) Total Number of     (b) Average Price       (c) Total Number of    (d) Maximum Number (or
                                Shares (or Units)       Paid per Share (or      Shares (or Units)      Approximate Dollar
                                Purchased*              Unit)**                 Purchased as Part of   Value) of Shares (or
                                                                                Publicly Announced     Units) that May Yet Be
                                                                                Plans or Programs      Purchased Under the
                                                                                                       Plans or Programs
------------------------------- ----------------------- ----------------------- ---------------------- -------------------------
January 1, 2004 - January 31,            547.6084                $1,664.78               N/A                    N/A
2004
------------------------------- ----------------------- ----------------------- ---------------------- -------------------------
February 1, 2004 - February              225.9376                $1,841.47               N/A                    N/A
29, 2004
------------------------------- ----------------------- ----------------------- ---------------------- -------------------------
March 1, 2004 - March 31, 2004           203.8016                $1,843.72               N/A                    N/A
------------------------------- ----------------------- ----------------------- ---------------------- -------------------------
Total                                    977.3476                $1,783.32               N/A                    N/A
------------------------------- ----------------------- ----------------------- ---------------------- -------------------------

* Generally, Limited Partners are permitted to redeem their Redeemable Units as of the end of each month on 10 days' notice to the General Partner. Under certain circumstances, the General Partner can compel redemption but to date the General Partner has not exercised this right. Purchases of Redeemable Units by the Partnership reflected in the chart above were made in the ordinary course of the Partnership's business in connection with effecting redemptions for Limited Partners.

** Redemptions of Redeemable Units are effected as of the last day of each month at the Net Asset Value per Redeemable Unit as of that day.

Item 3.   Defaults Upon Senior Securities - None

Item 4.   Submission of Matters to a Vote of Security Holders -  None

Item 5.   Other Information - None

Item 6.   Exhibits and Reports of Form 8-K

          (a) The exhibits required to be filed by Item 601 of Regulation S-K are incorporated herein by reference to the exhibit index of the Partnership's Annual Report on Form 10-K for the year ended December 31, 2003.

               Exhibit   -  31.1  -   Rule   13a-14(a)/15d-14(a)   Certification
               (Certification of President and Director).

               Exhibit   -  31.2  -   Rule   13a-14(a)/15d-14(a)   Certification
               (Certification of Chief Financial Officer and Director).

               Exhibit - 32.1 - Section 1350 Certification (Certification of President and Director).

               Exhibit - 32.2 - Section 1350 Certification (Certification of Chief Financial Officer and Director).

          (b)   Reports on Form 8-K - None

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SMITH BARNEY DIVERSIFIED FUTURES FUND L.P.


By:        Citigroup Managed Futures LLC
           ------------------------
           (General Partner)


By:    /s/ David J. Vogel
           ------------------------
           David J. Vogel, President and Director

Date:      5/10/04



     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:        Citigroup Managed Futures LLC
           ------------------------
           (General Partner)


By:    /s/ David J. Vogel
           -----------------------
           David J. Vogel
           President and Director


Date:      5/10/04


By:    /s/ Daniel R. McAuliffe, Jr.
          -------------------------------------
          Daniel R. McAuliffe, Jr.
          Chief Financial Officer and Director

Date:     5/10/04

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

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

     a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant is made known to us by others within those entities, particularly during the period in which this report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     c) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

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


Date: May 10, 2004
                                               /s/ David J. Vogel
                                                   --------------------------
                                                   David J. Vogel
                                                   Citigroup Managed Futures LLC
                                                   President and Director

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

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

     a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant is made known to us by others within those entities, particularly during the period in which this report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     c) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

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


Date: May 10, 2004
                                        /s/ Daniel R. McAuliffe, Jr.
                                            ---------------------------
                                            Daniel R. McAuliffe, Jr.
                                            Citigroup Managed Futures LLC
                                            Chief Financial Officer and Director

                                  Exhibit 32.1
                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the Quarterly Report of Smith Barney Diversified Futures Fund L.P. (the "Partnership") on Form 10-Q for the period ending March 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, David J. Vogel, President and Director of Citigroup Managed Futures LLC, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

          (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

          (2) The information contained in the Report fairly presents, in all material respects, the financial condition, results of operations and cash flows of the Partnership.

/s/ Davis J. Vogel
--------------------------
David J. Vogel
Citigroup Managed Futures LLC
President and Director

May 10, 2004

                                                                    Exhibit 32.2
                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the Quarterly Report of Smith Barney Diversified Futures Fund L.P. (the "Partnership") on Form 10-Q for the period ending March 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Daniel R. McAuliffe, Jr., Chief Financial Officer and Director of Citigroup Managed Futures LLC, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

          (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

          (2) The information contained in the Report fairly presents, in all material respects, the financial condition, results of operations and cash flows of the Partnership.

/s/ Daniel R. McAuliffe, Jr.
----------------------------
Daniel R. McAuliffe, Jr.
Citigroup Managed Futures LLC
Chief Financial Officer and Director

May 10, 2004