Form 10-Q
period 2004-06-30
SMITH BARNEY DIVERSIFIED FUTURES FUND LP
filed 2004-08-13
CIK 911503

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                 (X) QUARTERLY REPORT UNDER SECTION 13 or 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

               OR ( ) TRANSITION REPORT UNDER SECTION 13 or 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934



For the Quarter ended June 30, 2004

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

                              Yes X   No____


Indicate by check mark whether the registrant is an accelerated filer (as defined in rule 12b-2 of the Exchange Act).

                              Yes___  No   X

                   SMITH BARNEY DIVERSIFIED FUTURES FUND L.P.
                                    FORM 10-Q
                                      INDEX

                                                                     Page
                                                                    Number
PART I - Financial Information:

     Item 1. Financial Statements:

              Statements of Financial Condition
              at June 30, 2004 and December 31,
              2003 (unaudited).                                        3

              Condensed Schedules of Investments at
              June 30, 2004 and December 31, 2003
              (unaudited).                                           4 - 5

              Statements of Income and Expenses
              and Partners' Capital for the three and six
              months ended June 30, 2004
              and 2003 (unaudited).                                    6

              Statements of Cash Flows for the three and six
              months ended June 30, 2004 and 2003
              (unaudited).                                             7

              Notes to Financial Statements
              (unaudited)                                            8 - 12

     Item 2.  Management's Discussion and
              Analysis of Financial Condition
              and Results of Operations                             13 - 15

     Item 3.  Quantitative and Qualitative
              Disclosures about Market Risk                         16 - 17

     Item 4.  Controls and Procedures                                  18

PART II - Other Information                                            19

                                     PART I

                          Item 1. Financial Statements

                   Smith Barney Diversified Futures Fund L.P.
                        Statements of Financial Condition
                                   (Unaudited)


                                                                        June 30,    December 31,
                                                                          2004         2003
                                                                       ------------------------
ASSETS:

Equity in commodity futures trading account:
Cash (restricted $7,095,145 and $13,379,393 in 2004 and 2003,
  respectively)                                                        $68,452,561   $67,983,573
Net unrealized appreciation on open futures positions                           --     3,677,203
Unrealized appreciation on open forward contracts                          497,718     4,260,481
                                                                       -----------   -----------
                                                                        68,950,279    75,921,257
Interest receivable                                                         46,587        40,233
                                                                       -----------   -----------
                                                                       $68,996,866   $75,961,490
                                                                       ===========   ===========

LIABILITIES AND PARTNERS' CAPITAL:

Liabilities:
 Net unrealized depreciation on open futures positions                 $   509,608   $        --
 Unrealized depreciation on open forward contracts                       1,076,858     2,298,360
 Accrued expenses:
  Commissions                                                              303,899       344,098
  Management fees                                                          104,335       119,768
  Incentive fees                                                              --         761,281
  Other                                                                     64,119        41,458
 Redemptions payable                                                       900,288       669,179
                                                                       -----------   -----------
                                                                         2,959,107     4,234,144
                                                                       -----------   -----------

Partners' Capital:
General Partner, 1,276.7484 Unit equivalents outstanding
  in 2004 and 2003                                                       2,019,024     2,089,578
Limited Partners, 40,482.7241 and 42,549.0942 Redeemable Units of
  Limited Partnership Interest outstanding in 2004 and 2003,
  respectively                                                          64,018,735    69,637,768
                                                                       -----------   -----------
                                                                        66,037,759    71,727,346
                                                                       -----------   -----------
                                                                       $68,996,866   $75,961,490
                                                                       ===========   ===========

See Accompanying Notes to Unaudited Financial Statements.

                   Smith Barney Diversified Futures Fund L.P.
                        Condensed Schedule of Investments
                                  June 30, 2004
                                   (Unaudited)

Sector                                       Contract                                               Fair Value
--------                                     ----------                                             ------------
Currencies
                                            Futures contract(0.16)%                                $  (102,184)
                                            Futures contracts sold (0.16)%                            (108,883)
                                                                                                    -----------
                                             Total futures contracts (0.32)%                          (211,067)

                                            Unrealized appreciation on forward contracts 0.39%         254,344
                                            Unrealized depreciation on forward contracts (0.89)%      (585,783)
                                                                                                    -----------
                                             Total forward contracts (0.50)%                          (331,439)
                                                                                                    -----------
  Total Currencies (0.82)%                                                                            (542,506)
                                                                                                    -----------
Energy
                                            Futures contracts purchased 0.23%                          150,708
                                            Futures contracts sold (0.00)%*                               (100)
                                                                                                    -----------
 Total Energy 0.23%                                                                                    150,608
                                                                                                    -----------
Grains
                                            Futures contracts purchased (0.13)%                        (86,261)
                                            Futures contracts sold 0.12%                                79,160
                                                                                                    -----------
 Total Grains (0.01)%                                                                                   (7,101)
                                                                                                    -----------
Interest Rates U.S.
                                            Futures contracts purchased 0.04%                           26,375
                                            Futures contracts sold (0.59)%                            (390,310)
                                                                                                     -----------
 Total Interest Rates U.S. (0.55)%                                                                    (363,935)
                                                                                                     -----------
Interest Rates Non-U.S
                                            Futures contracts purchased (0.01)%                         (3,158)
                                            Futures contracts sold (0.42)%                            (277,863)
                                                                                                     -----------
 Total Interest Rates Non-U.S. (0.43)%                                                                (281,021)
                                                                                                     -----------
Total Livestock (0.06)%                     Futures contract (0.06)%                                   (37,927)
                                                                                                     -----------
Metals
                                            Futures contracts purchased 0.00%*                             400
                                            Futures contracts sold (0.04)%                             (24,445)
                                                                                                     -----------
                                             Total futures contracts (0.04)%                           (24,045)

                                            Unrealized appreciation on forward contracts 0.36%         243,374
                                            Unrealized depreciation on forward contracts (0.74)%      (491,075)
                                                                                                    -----------
                                             Total forward contracts (0.38)%                          (247,701)
                                                                                                     -----------
 Total Metals (0.42)%                                                                                 (271,746)
                                                                                                    -----------
Softs
                                            Futures contracts purchased (0.09)%                        (61,321)
                                            Futures contracts sold 0.22%                               144,859
                                                                                                     ----------
 Total Softs 0.13%                                                                                      83,538
                                                                                                    -----------
Indices
                                            Futures contract 0.29%                                     189,789
                                            Futures contracts sold (0.01)%                              (8,447)
                                                                                                    -----------
 Total Indices 0.28%                                                                                   181,342
                                                                                                    -----------
Total Fair Value (1.65)%                                                                           $(1,088,748)
                                                                                                    ===========
                 Country                                   Investments at         % of Investments at
                 Composition                                 Fair Value                Fair Value
                 -------------------                        -------------            ---------------
                 Australia                                   $    12,828                 1.18%
                 Canada                                           (2,757)               (0.25)
                 Germany                                         (57,773)               (5.31)
                 France                                          (17,832)               (1.64)
                 Hong Kong                                          (974)               (0.09)
                 Italy                                             6,096                 0.56
                 Japan                                            24,367                 2.24
                 Spain                                            (5,421)               (0.50)
                 United Kingdom                                 (366,264)              (33.64)
                 United States                                  (681,018)              (62.55)
                                                           --------------              -------
                                                           $  (1,088,748)             (100.00)%
                                                           ==============              =======

Percentages are based on Partners' capital unless otherwise indicated.
* Due to rounding
See Accompanying Notes to Unaudited Financial Statements.

                 Smith Barney Diversified Futures Fund L.P.
                        Condensed Schedule of Investments
                                December 31, 2003
                                   (Unaudited)

Sector                                              Contract                                                      Fair Value
------------------------------------------------    --------------------------------------------------     -----------------------
Currencies                                          Futures contracts purchased 2.31%                             $1,653,934
                                                    Futures contracts sold (0.14)%                                  (100,293)
                                                                                                                  ----------
                                                     Total futures contracts 2.17%                                 1,553,641

                                                    Unrealized appreciation on forward contracts 2.65%             1,897,711
                                                    Unrealized depreciation on forward contracts (1.56)%          (1,116,272)
                                                                                                                  ----------
                                                     Total forward contracts 1.09%                                   781,439
                                                                                                                  ----------
     Total Currencies 3.26%                                                                                        2,335,080
                                                                                                                  ----------
Total Energy (0.11)%                                Futures contracts purchased (0.11)%                              (76,535)
                                                                                                                  ----------

Grains                                              Futures contracts purchased 0.95%                                680,144
                                                    Futures contracts sold (0.09)%                                   (66,550)
                                                                                                                  ----------
     Total Grains 0.86%                                                                                              613,594
                                                                                                                  ----------

Total Interest Rates U.S. (0.17)%                   Futures contracts purchased (0.17)%                             (119,927)
                                                                                                                  ----------

Interest Rates Non-U.S.                             Futures contracts purchased 0.22%                                159,634
                                                    Futures contracts sold (0.04)%                                   (28,643)
                                                                                                                  ----------
     Total Interest Rates Non-U.S. 0.18%                                                                             130,991
                                                                                                                  ----------

Livestock                                           Futures contracts purchased (0.02)%                              (13,500)
                                                    Futures contracts sold 0.01%                                       9,408
                                                                                                                  ----------
     Total Livestock (0.01)%                                                                                          (4,092)
                                                                                                                  ----------

Total Lumber 0.01%                                  Futures contracts purchased 0.01%                                  6,402
                                                                                                                  ----------

Metals                                              Futures contracts purchased 0.58%                                413,768
                                                    Futures contracts sold (0.00)% *                                  (1,550)
                                                                                                                  ----------
                                                     Total futures contracts 0.58%                                   412,218

                                                    Unrealized appreciation on forward contracts 3.29%             2,362,770
                                                    Unrealized depreciation on forward contracts (1.65)%          (1,182,088)
                                                                                                                  ----------
                                                     Total forward contracts 1.64%                                 1,180,682
                                                                                                                  ----------
     Total Metals 2.22%                                                                                            1,592,900
                                                                                                                  ----------
Softs                                               Futures contracts purchased (0.14)%                              (99,050)
                                                    Futures contracts sold 0.03%                                      22,953
                                                                                                                  ----------
     Total Softs (0.11)%                                                                                             (76,097)
                                                                                                                  ----------

Indices                                             Futures contracts purchased 1.67%                              1,195,478
                                                    Futures contracts sold 0.06%                                      41,530
                                                                                                                  ----------
     Total Indices 1.73%                                                                                           1,237,008
                                                                                                                  ----------

Total Fair Value 7.86%                                                                                            $5,639,324
                                                                                                                   =========
                                                           Investments      % of Investments
                  Country Composition                     at Fair Value      at Fair Value
                 -----------------------------            -------------      ---------------
                 Australia                                   $  57,663               1.02%
                 Canada                                         35,485               0.63
                 France                                         33,586               0.60
                 Germany                                       312,479               5.54
                 Hong Kong                                       3,903               0.07
                 Italy                                         (10,477)             (0.19)
                 Japan                                          27,224               0.48
                 Spain                                         113,433               2.01
                 United Kingdom                              1,411,139              25.02
                 United States                               3,654,889              64.82
                                                          ------------             -------
                                                            $5,639,324             100.00%
                                                          =============            =======

Percentages are based on Partners' capital unless otherwise indicated
* Due to rounding
See Accompanying Notes to Unaudited Financial Statements.

                   Smith Barney Diversified Futures Fund L.P.
             Statements of Income and Expenses and Partners' Captial
                                   (Unaudited)

                                                    Three Months Ended              Six Months Ended
                                                        June 30,                        June 30,
                                             ---------------------------      -----------------------------
                                                   2004            2003           2004            2003
                                             ---------------------------      ------------------------------
Income:
 Net gains (losses) on trading of
  commodity interests:
 Realized gains (losses) on
  closed positions                           $ (3,160,991)   $  4,897,300    $  9,027,671    $ 19,146,319
 Change in unrealized losses on
  open positions                               (6,803,613)     (1,452,020)     (6,728,072)     (7,066,456)
                                             ------------    ------------     -----------     -----------
                                               (9,964,604)      3,445,280       2,299,599      12,079,863
 Interest income                                  133,034         161,006         266,322         331,868
                                             ------------    ------------     ------------   ------------
                                               (9,831,570)      3,606,286       2,565,921      12,411,731
                                             ------------    ------------     ------------   ------------
Expenses:

 Brokerage commissions including
  clearing fees  of $28,999, $37,549,
  $60,800 and $78,881, respectively             1,016,094       1,127,920       2,159,132       2,262,680
 Management fees                                  329,924         364,543         704,906         763,770
 Incentive fees                                      --           491,755       1,880,089       1,497,113
 Other expenses                                    21,781          22,248          44,237          44,954
                                              -----------     -----------    ------------    ------------
                                                1,367,799       2,006,466       4,788,364       4,568,517
                                              -----------    ------------    ------------    ------------

 Net income (loss)                            (11,199,369)      1,599,820      (2,222,443)      7,843,214

 Additions                                            194           2,332           1,995           4,518
 Redemptions                                   (1,765,681)     (1,723,194)     (3,469,139)     (3,088,936)
                                               ----------    ------------    ------------    ------------
 Net increase (decrease) in
Partners' capital                             (12,964,856)       (121,042)     (5,689,587)      4,758,796

Partners' capital, beginning of
period                                         79,002,615      72,941,785      71,727,346      68,061,947
                                              -----------    ------------    ------------    ------------

Partners' capital, end of period             $ 66,037,759    $ 72,820,743    $ 66,037,759    $ 72,820,743
                                              ===========    ============    ============    ============

Net asset value per Redeemable
  Unit (41,759.4725 and 46,051.1771
  Redeemable Units outstanding at June 30,
  2004 and  2003, respectively)              $   1,581.38    $   1,581.30    $   1,581.38    $   1,581.30
                                             ============    ============    ============    ============

Net income (loss) per Redeemable
  Unit of Limited Partnership Interest
  and General Partner Unit equivalent        $    (262.34)   $      33.34    $     (55.26)   $     162.87
                                             ============    ============     ============   ============


See Accompanying Notes to Unaudited Financial Statements.

                   Smith Barney Diversified Futures Fund L.P.
                            Statements of Cash Flows
                                   (Unaudited)

                                                       Three Months Ended                Six Months Ended
                                                            June 30,                         June 30,
                                                  ------------------------------    ---------------------------
                                                          2004           2003            2004          2003
                                                  ------------------------------    --------------------------
  Cash flows from operating activities:
    Net income (loss)                              $(11,199,369)     $1,599,820    $ (2,222,443)   $  7,843,214
    Adjustments to reconcile net income
     (loss) to net cash provided by
     (used in) operating activities:
      Changes in operating assets and liabilities:
            Net unrealized appreciation
            (depreciation) on open futures
             positions                                5,831,346       1,923,272       4,186,811       7,135,373
            Unrealized appreciation on open
             forward contracts                        1,342,464      (1,219,280)      3,762,763        (444,683)
            (Increase) decrease in interest
             receivable                                   4,276          10,067          (6,354)          1,822

            Unrealized depreciation on open
             forward contracts                         (370,197)        748,028      (1,221,502)        375,766
        Accrued expenses:
           Increase (decrease) in
            commissions                                 (77,279)        (15,078)        (40,199)         15,306
           Decrease in management fees                  (26,715)         (4,301)        (15,433)        (25,968)
           Increase (decrease) in
             incentive fees                          (1,880,089)       (513,602)       (761,281)        436,721
           Increase (decrease) in other                  10,006          22,248          22,661          44,955
        Increase (decrease) in redemptions
         payable                                        524,535        (197,396)        231,109          59,704
                                                   ------------    ------------    ------------    ------------
              Net cash provided by (used in)
               operating activities                  (5,841,022)      2,353,778       3,936,132      15,442,210
                                                   ------------    ------------    ------------    ------------

  Cash flows from financing activities:
    Proceeds from additions L.P.                            194           2,332           1,995           4,518
    Payments for redemptions                         (1,765,681)     (1,723,194)     (3,469,139)     (3,088,936)
                                                   ------------    ------------    ------------    ------------
               Net cash provided by (used in)
               financing activities                  (1,765,487)     (1,720,862)     (3,467,144)     (3,084,418)
                                                   ------------    ------------    ------------    ------------
               Net change in cash                    (7,606,509)        632,916         468,988      12,357,792
              Cash, at beginning of period           76,059,070      75,782,177      67,983,573      64,057,301
                                                    -----------    ------------    ------------    ------------
              Cash, at end of period               $ 68,452,561    $ 76,415,093    $ 68,452,561    $ 76,415,093
                                                   ============    ============    ============    ============


See Accompanying Notes to Unaudited Financial Statements.

                   Smith Barney Diversified Futures Fund L.P.
                          Notes to Financial Statements
                                  June 30, 2004
                                   (Unaudited)


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

     Citigroup Managed Futures LLC, formerly Smith Barney Futures Management LLC, acts as the general partner (the "General Partner") of the Partnership. The Partnership's commodity broker is Citigroup Global Markets Inc. ("CGM"), formerly Salomon Smith Barney Inc. CGM is an affiliate of the General Partner. The General Partner is wholly owned by Citigroup Global Markets Holdings Inc. ("CGMHI"), formerly Salomon Smith Barney Holdings Inc., which is the sole owner of CGM. CGMHI is a wholly owned subsidiary of Citigroup Inc. ("Citigroup"). As of June 30, 2004, all trading decisions are made for the Partnership by Campbell & Company, Inc., Willowbridge Associates, Inc., Winton Capital Management and Graham Capital Management L.P. (each an "Advisor" and collectively, the "Advisors").

     The accompanying financial statements are unaudited but, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Partnership's financial condition at June 30, 2004 and December 31, 2003 and the results of its operations and cash flows for the three and six months ended June 30, 2004 and 2003. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. You should read these financial statements together with the financial statements and notes included in the Partnership's annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2003.

     Due to the nature of commodity trading, the results of operations for the interim periods presented should not be considered indicative of the results that may be expected for the entire year.

                   Smith Barney Diversified Futures Fund L.P.
                          Notes to Financial Statements
                                  June 30, 2004
                                   (Unaudited)
                                   (Continued)



2.   Financial Highlights:

     Changes in Net Asset Value per Redeemable Unit of Limited Partnership Interest for the three and six months ended June 30, 2004 and 2003 were as follows:

                                       Three Months Ended         Six Months  Ended
                                             June 30,                  June 30,
                                     ---------------------     ----------------------
                                         2004        2003          2004        2003
                                     ---------   ----------    ----------   ---------
Net realized and unrealized
 gains (losses)*                    $ (257.21)    $  48.50     $  (0.66)    $ 204.09
Interest income                          3.12         3.45         6.19         7.02
Expenses **                             (8.25)      (18.61)      (60.79)      (48.24)
                                     ---------    ---------    ---------    ---------
Increase (decrease) for the period    (262.34)       33.34       (55.26)      162.87
Net Asset Value per Redeemable
 Unit, beginning of period           1,843.72     1,547.96     1,636.64     1,418.43
                                     ---------    ---------    ---------    ---------
Net Asset Value per Redeemable
Unit, end of period                $ 1,581.38   $ 1,581.30   $ 1,581.38   $ 1,581.30
                                     =========    =========    =========    =========

*   Includes brokerage commissions.
**  Excludes brokerage commissions.

                                       Three Months Ended         Six Months  Ended
                                             June 30,                  June 30,
                                     ---------------------     ----------------------
                                         2004        2003          2004       2003
                                     ---------   ----------    ----------   ---------
Ratio to average net assets: ***
Net investment loss before
 incentive fees ****                     (6.9)%      (7.4)%        (7.3)%     (7.5)%
                                         ====        ====          ====       ====

Operating expenses                        7.7%        8.3%          8.0%       8.4%
Incentive fees                            0.0%        2.7%          2.6%       4.1%
                                         ----        ----          ----       ----
Total expenses                            7.7%       11.0%         10.6%      12.5%
                                         ====        ====          ====       ====

Total return:
Total return before incentive fees      (14.2)%       2.8%         (0.6)%     13.8%
Incentive fees                           (0.0)%      (0.6)%        (2.8)%     (2.3)%
                                         ----        ----          ----       ----
Total return after incentive fees       (14.2)%       2.2%         (3.4)%     11.5%
                                         ====        ====          ====       ====


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

     All of the commodity interests owned by the Partnership are held for trading purposes. The average fair values of these interests during the six and twelve months ended June 30, 2004 and December 31, 2003, based on a monthly calculation, were $3,514,395 and $4,386,216, respectively. The fair values of these commodity interests, including options thereon, if applicable, at June 30, 2004 and December 31, 2003, were $(1,088,748) and $5,639,324, respectively. Fair values for exchange traded commodity futures and options are based on quoted market prices for those futures and options. Fair values for all other financial instruments for which market quotations are not readily available are based on calculations approved by the General Partner.

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

     The majority of these instruments mature within one year of June 30, 2004. However, due to the nature of the Partnership's business, these instruments may not be held to maturity.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

     The Partnership does not engage in the sale of goods or services. Its only assets are its equity in its commodity futures trading account, consisting of cash, net unrealized appreciation on open futures and forward contracts and interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership. While substantial losses could lead to a decrease in liquidity, no such losses occurred during the second quarter of 2004.

     The Partnership's capital consists of the capital contributions of the partners as increased or decreased by realized and/or unrealized gains or losses on commodity futures trading, expenses, interest income, additions and redemptions of Redeemable Units and distributions of profits, if any.

     For the six months ended June 30, 2004, Partnership capital decreased 7.9% from $71,727,346 to $66,037,759. This decrease was attributable to a net loss from operations of $2,222,443 and the redemption of 2,067.5549 Redeemable Units totaling $3,469,139, partially offset by additional sales of 1.1848 Redeemable Units of Limited Partnership Interest totaling $1,995. Persons investing $1,000,000 or more will pay a reduced brokerage fee, receiving the differential in the form of additional Redeemable Units. Future redemptions can impact the amount of funds available for investment in commodity contract positions in subsequent periods.

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

Results of Operations

     During the Partnership's second quarter of 2004, the Net Asset Value per Redeemable Unit decreased 14.2% from $1,843.72 to $1,581.38 as compared to an increase of 2.2% in the second quarter of 2003. The Partnership experienced a net trading loss before brokerage commissions and related fees in the second quarter of 2004 of $9,964,604. Losses were primarily attributable to the trading of commodity contracts in currencies, grains, U.S. and non-U.S. interest rates, metals, softs and indices and were partially offset by gains in energy, livestock and lumber. The Partnership experienced a net trading gain before brokerage commissions and related fees in the second quarter of 2003 of $3,445,280. Gains were primarily attributable to the trading of commodity contracts in currencies, U.S. and non-U.S. interest rates and were partially offset by losses in energy, grains, softs, livestock, metals and indices.


     During the Partnership's six months ended June 30, 2004, the Net Asset Value per Redeemable Unit decreased 3.4% from $1,636.64 to $1,581.38 as compared to an increase of 11.5% for the six months ended June 30, 2003. The Partnership experienced a net trading gain before brokerage commissions and related fees for the six months ended June 30, 2004 of $2,299,599. Gains were primarily attributable to the trading of commodity contracts in energy, grains, non-U.S. interest rates, livestock, metals and lumber and were partially offset by losses in currencies, U.S. interest rates, softs and indices. The Partnership experienced a net trading gain before brokerage commissions and related fees for the six months ended June 30, 2003 of $12,079,863. Gains were primarily attributable to the trading of commodity contracts in currencies, energy, U.S. and non-U.S. interest rates and were partially offset by losses in grains, softs, livestock, metals, softs and indices.

     The lack of persistent trends resulted in a difficult environment for the Advisors which began precisely as the second quarter of 2004 got underway. Trends in both financial and commodity futures markets had been clear for the previous three quarters. In the second quarter of 2004, however, substantially opposing fundamental considerations along with benign short-term volatility greatly reduced the opportunities for the Advisors resulting in a particularly difficult trading environment.

     The directionless behavior of so many markets can be explained in terms of a perception that a significant change may be underway in the global economic cycle. Some of the primary drivers of these conditions have been: softer than expected U.S. economic data creating confusion with regard to forecasting the pace of Federal Reserve tightening; U.S. and international bonds, equity and currency markets coping with indications of rising inflation, but at the same time, an apparent pause in growth; and a fragile Eurozone recovery keeping European Central Bank monetary intervention on hold.

     Trading in nearly all market sectors was unprofitable for the Partnership except for positions in the energy sector, base metals, soybean and longer-term European interest rates. The Asian interest rate and currency markets, global stock indices and precious metals were the primary contributors to the losses while trading in crude oil, soybeans and copper provided some profits to mitigate the other losses.


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

     Interest income on 80% of the Partnership's daily equity maintained in cash was earned at the monthly average 30-day U.S. Treasury bill rate determined weekly by CGM based on the non-competitive yield on three month U.S. Treasury bills maturing 30 days from the date in which such weekly rate is determined. CGM may continue to maintain the Partnership's assets in cash and/or place all of the Partnership's assets in 90-day Treasury bills and pay the Partnership 80% of the interest earned on the Treasury bills purchased. CGM will retain 20% of any interest earned on Treasury bills. Interest income for the three and six months ended June 30, 2004 decreased by $27,972 and $65,546, respectively, as compared to the corresponding periods in 2003. The decrease in interest income is primarily due to decreases in interest rates and net assets during the three and six months ended June 30, 2004 as compared to the corresponding periods in 2003.

     Brokerage commissions are calculated on the Partnership's net asset value as of the last day of each month and are affected by trading performance and redemptions. Accordingly, they must be compared in relation to the fluctuations in monthly net asset values. Commissions and fees for the three and six months ended June 30, 2004 decreased by $111,826 and $103,548, respectively, as compared to the corresponding periods in 2003. The decrease in brokerage commissions is due to a decrease in net assets during the three and six months ended June 30, 2004 as compared to the corresponding periods in 2003.

     Management fees are calculated on the portion of the Partnership's net asset value allocated to each Advisor at the end of the month and, therefore, are affected by trading performance and redemptions. Management fees for the three and six months ended June 30, 2004 decreased by $34,619 and $58,864, respectively, as compared to the corresponding periods in 2003. The decrease in management fees is due to a decrease in net assets during the three and six months ended June 30, 2004 as compared to the corresponding periods in 2003.

     Incentive fees are based on the new trading profits generated by each Advisor at the end of the quarter as defined in the advisory agreements between the Partnership, the General Partner and each Advisor. Trading performance for the three and six months ended June 30, 2004 resulted in incentive fees of $0 and $1,880,089, respectively. Trading performance for the three and six months ended June 30, 2003 resulted in incentive fees of $491,755 and $1,497,113, respectively.

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

     The following table indicates the trading Value at Risk associated with the Partnership's open positions by market category as of June 30, 2004 and the highest, lowest and average value during the three months ended June 30, 2004. All open position trading risk exposures of the Partnership have been included in calculating the figures set forth below. As of June 30, 2004, the Partnership's total capitalization was $66,037,759. There has been no material change in the trading Value at Risk information previously disclosed in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2003.


                                  June 30, 2004
                                   (Unaudited)

                                                                            Three Months Ended June 30, 2004
                                                                    -------------------------------------------------
                                                          % of Total           High               Low             Average
   Market Sector                       Value at Risk     Capitalization     Value at Risk     Value at Risk     Value at Risk
--------------------------------------------------------------------------------------------------------------------------
     Currencies:
     Exchange Traded
     Contracts                           $ 475,249              0.72%       $1,582,785           $553,365          $628,166
      - OTC Contracts                      755,971              1.15%          755,971            422,027           602,562
     Energy                                858,075              1.30%        1,977,750            858,075         1,383,505
     Grains                                 97,696              0.15%          638,578             87,177           237,431
     Interest Rates U.S.                   598,400              0.91%        1,249,450            384,771           630,100
     Interest Rates Non-U.S.             1,243,210              1.88%        2,426,145            953,440         1,196,173
     Livestock                             146,800              0.22%          148,100             94,964           118,555
     Metals:
      - Exchange Traded
     Contracts                             101,000              0.15%          452,100             97,000           104,667
      - OTC Contracts                       94,715              0.14%          186,485             45,015           118,092
     Softs                                 194,396              0.29%          280,684            186,284           205,438
     Indices                             1,537,042              2.33%        1,537,042            863,109         1,325,390
     Lumber                                      -                 -             2,200                  -             1,467
                                        ----------             -----
  Total                                 $6,102,554              9.24%
                                       ===========             =====

Item 4. Controls and Procedures

     Based on their evaluation of the Partnership's disclosure controls and procedures as of June 30, 2004, the Chief Executive Officer and Chief Financial Officer have concluded that such controls and procedures are effective.

     During the Partnership's last fiscal quarter, no changes occurred in the Partnership's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.

                           PART II. OTHER INFORMATION


Item 1. Legal Proceedings

     The following information supplements and amends our discussion set forth under Part I, Item 3 "Legal Proceedings" in the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 2003 and under Part II, Item 1 "Legal Proceedings" in the Partnership's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2004.

WorldCom, Inc.

     On May 10, 2004, Citigroup announced that it had agreed to pay $2.65 billion to settle the WorldCom class action suits.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities -

     Additional Redeemable Units offered represent a reduced brokerage fee to existing limited partners who invested $1,000,000 or more. For the three months ended June 30, 2004 and 2003, there were additional sales of 0 and
     2.8778 Redeemable Units totaling $0 and $4,518, respectively.

     Proceeds from the sale of additional Redeemable Units are used in the trading of commodity interests including futures contracts, options and forward contracts.

The following chart sets forth the purchases of Redeemable Units by the Partnership.

---------------------------- ------------------------ ---------------------- -------------------- ----------------------

         Period              (a) Total Number of      (b) Average Price      (c) Total Number     (d) Maximum Number
                             Shares (or Units)        Paid per Share (or     of Shares (or        (or Approximate
                             Purchased*               Unit)**                Units) Purchased     Dollar Value) of
                                                                             as Part of           Shares (or Units)
                                                                             Publicly Announced   that May Yet Be
                                                                             Plans or Programs     Purchased Under the
                                                                                                  Plans or Programs
---------------------------- ------------------------ ---------------------- -------------------- ----------------------
April 1, 2004 - April 30,             194.0964                 $1,670.08              N/A                  N/A
2004
---------------------------- ------------------------ ---------------------- -------------------- ----------------------
May 1, 2004 - May 31, 2004            326.8056                 $1,656.14              N/A                  N/A
---------------------------- ------------------------ ---------------------- -------------------- ----------------------
June 1, 2004 - June 30,               569.3053                 $1,581.38              N/A                  N/A
2004
---------------------------- ------------------------ ---------------------- -------------------- ----------------------
Total                                 1,090.2073               $1,635.87              N/A                  N/A
---------------------------- ------------------------ ---------------------- -------------------- ----------------------

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
          President and Director).

          Exhibit - 32.2 - Section 1350 Certification (Certification of Chief Financial Officer and Director).

     (b)  Reports on Form 8-K - None

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SMITH BARNEY DIVERSIFIED FUTURES FUND L.P.



By:        Citigroup Managed Futures LLC
           (General Partner)


By:        /s/ David J. Vogel
           -------------------------------
           David J. Vogel
           President and Director


Date:      8/13/04


By:       /s/ Daniel R. McAuliffe, Jr.
          -------------------------------
          Daniel R. McAuliffe, Jr.
          Chief Financial Officer and Director

Date:     8/13/04

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


Date: August 13, 2004
                                               /s/ David J. Vogel
                                                   ----------------
                                                   David J. Vogel
                                                   Citigroup Managed Futures LLC
                                                   President and Director

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


Date: August 13, 2004
                                        /s/ Daniel R. McAuliffe, Jr.
                                            ---------------------------
                                            Daniel R. McAuliffe, Jr.
                                            Citigroup Managed Futures LLC
                                            Chief Financial Officer and Director

                                                                    Exhibit 32.1
                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the Quarterly Report of Smith Barney Diversified Futures Fund L.P. (the "Partnership") on Form 10-Q for the period ending June 30, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, David J. Vogel, President and Director of Citigroup Managed Futures LLC, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:



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

August 13, 2004

                                                                    Exhibit 32.2
                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the Quarterly Report of Smith Barney Diversified Futures Fund L.P. (the "Partnership") on Form 10-Q for the period ending June 30, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Daniel R. McAuliffe, Jr., Chief Financial Officer and Director of Citigroup Managed Futures LLC, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:



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

August 13, 2004