Form 10-Q
period 2004-09-30
SMITH BARNEY DIVERSIFIED FUTURES FUND LP
filed 2004-11-12
CIK 911503

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
(X) QUARTERLY REPORT UNDER SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
OR (    ) TRANSITION REPORT UNDER SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter ended September 30, 2004

Commission File Number 0-26132

SMITH BARNEY DIVERSIFIED FUTURES FUND L.P.

(Exact name of registrant as specified in its charter)

New York	13-3729162
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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
FORM 10-Q
INDEX

		Page Number
PART I – Financial Information:
Item 1.	Financial Statements:
	Statements of Financial Condition at September 30, 2004 and December 31, 2003 (unaudited)	3
	Condensed Schedules of Investments at September 30, 2004 and December 31, 2003 (unaudited)	4 – 5
	Statements of Income and Expenses and Partners' Capital for the three and nine months ended September 30, 2004 and 2003 (unaudited)	6
	Statements of Cash Flows for the three and nine months ended September 30, 2004 and 2003 (unaudited)	7
	Notes to Financial Statements (unaudited)	8 – 10
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	11 – 13
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	14 – 15
Item 4.	Controls and Procedures	16
PART II – Other Information		17

PART I

Item 1. Financial Statements

Smith Barney Diversified Futures Fund L.P.
Statements of Financial Condition
(Unaudited)

	September 30, 2004	December 31, 2003
Assets:
Equity in commodity futures trading account:
Cash (restricted $9,679,693 and $13,379,393 in 2004 and 2003, respectively)	$60,305,995	$67,983,573
Net unrealized appreciation on open futures positions	3,122,358	3,677,203
Unrealized appreciation on open forward contracts	1,310,010	4,260,481
	64,738,363	75,921,257
Interest receivable	61,366	40,233
	$64,799,729	$75,961,490
LIABILITIES AND PARTNERS' CAPITAL:
Liabilities:
Unrealized depreciation on open forward contracts	$975,354	$2,298,360
Accrued expenses:
Commissions	287,733	344,098
Management fees	98,050	119,768
Incentive fees	—	761,281
Other	77,021	41,458
Redemptions payable	230,241	669,179
	1,668,399	4,234,144

Partners' Capital:
General Partner, 1,276.7484 Unit equivalents outstanding in 2004 and 2003	1,966,180	2,089,578
Limited Partners, 39,717.7935 and 42,549.0942 Redeemable Units of Limited Partnership Interest outstanding in 2004 and 2003, respectively	61,165,150	69,637,768
	63,131,330	71,727,346
	$64,799,729	$75,961,490

See Accompanying Notes to Unaudited Financial Statements.

Smith Barney Diversified Futures Fund L.P.
Condensed Schedule of Investments
September 30, 2004
(Unaudited)

Sector	Contract	Fair Value
Currencies
	Unrealized appreciation on forward contracts 1.54%	$969,136
	Unrealized depreciation on forward contracts (1.02)%	(642,651)
	Total forward contracts 0.52%	326,485
	Futures contracts purchased 1.27%	806,488
	Futures contracts sold (0.59)%	(373,435)
	Total futures contracts 0.68%	433,053
Total Currencies 1.20%		759,538
Energy
	Futures contracts purchased 2.03%	1,279,472
	Futures contracts sold (0.06)%	(36,300)
Total Energy 1.97%		1,243,172
Grains
	Futures contracts purchased (0.13)%	(85,806)
	Futures contracts sold 0.65%	412,180
Total Grains 0.52%		326,374
Interest Rates U.S.
	Futures contracts purchased (0.01)%	(5,462)
	Futures contracts sold (0.00)%*	571
Total Interest Rates U.S. (0.01)%		(4,891)
Interest Rates Non-U.S.
	Futures contracts purchased 1.47%	926,058
	Futures contracts sold (0.00)%*	(1.989)
Total Interest Rates Non-U.S. 1.47%		924,069
Livestock
	Futures contracts purchased 0.02%	13,193
	Futures contracts sold (0.00)%*	1,850
Total Livestock 0.02%		15,043
Total Lumber 0.01%	Total futures contracts purchased 0.01%	6,017
Metals
	Futures contracts purchased 0.38%	242,604
	Futures contracts sold (0.06)%	(42,265)
	Total futures contracts 0.32%	200,339
	Unrealized appreciation on forward contracts 0.54%	340,874
	Unrealized depreciation on forward contracts (0.53)%	(332,703)
	Total forward contracts 0.01%	8,171
Total Metals 0.33%		208,510
Softs
	Futures contracts purchased 0.01%	5,748
	Futures contracts sold 0.02%	15,238
Total Softs 0.03%		20,986
Indices
	Futures contracts purchased (0.14)%	(90,071)
	Futures contracts sold 0.08%	48,267
Total Indices (0.06)%		(41,804)
Total Fair Value 5.48%		$3,457,014

Country Composition	Investments at Fair Value	% of Investments at Fair Value
Australia	$(19,046)	(0.55)%
Canada	18,272	0.53
Germany	353,569	10.23
France	(13,629)	(0.39)
Hong Kong	(27,892)	(0.81)
Italy	(683)	(0.02)
Japan	202,989	5.87
Spain	(5,830)	(0.17)
United Kingdom	611,393	17.68
United States	2,337,871	67.63
	$3,457,014	100.00%

Percentages are based on Partners' capital unless otherwise indicated.

*	Due to rounding

See Accompanying Notes to Unaudited Financial Statements.

Smith Barney Diversified Futures Fund L.P.
Condensed Schedule of Investments
December 31, 2003
(Unaudited)

Sector	Contract	Fair Value
Currencies
	Futures contracts purchased 2.31%	$1,653,934
	Futures contracts sold (0.14)%	(100,293)
	Total futures contracts 2.17%	1,553,641
	Unrealized appreciation on forward contracts 2.65%	1,897,711
	Unrealized depreciation on forward contracts (1.56)%	(1,116,272)
	Total forward contracts 1.09%	781,439
Total Currencies 3.26%		2,335,080
Total Energy (0.11)%	Futures contracts purchased (0.11)%	(76,535)
Grains	Futures contracts purchased 0.95%	680,144
	Futures contracts sold (0.09)%	(66,550)
Total Grains 0.86%		613,594
Total Interest Rates U.S. (0.17)%	Futures contracts purchased (0.17)%	(119,927)
Interest Rates Non-U.S.	Futures contracts purchased 0.22%	159,634
	Futures contracts sold (0.04)%	(28,643)
Total Interest Rates Non-U.S. 0.18%		130,991
Livestock	Futures contracts purchased (0.02)%	(13,500)
	Futures contracts sold 0.01%	9,408
Total Livestock (0.01)%		(4,092)
Total Lumber 0.01%	Futures contracts purchased 0.01%	6,402
Metals	Futures contracts purchased 0.58%	413,768
	Futures contracts sold (0.00)% *	(1,550)
	Total futures contracts 0.58%	412,218
	Unrealized appreciation on forward contracts 3.29%	2,362,770
	Unrealized depreciation on forward contracts (1.65)%	(1,182,088)
	Total forward contracts 1.64%	1,180,682
Total Metals 2.22%		1,592,900
Softs	Futures contracts purchased (0.14)%	(99,050)
	Futures contracts sold 0.03%	22,953
Total Softs (0.11)%		(76,097)
Indices	Futures contracts purchased 1.67%	1,195,478
	Futures contracts sold 0.06%	41,530
Total Indices 1.73%		1,237,008
Total Fair Value 7.86%		$5,639,324

Country Composition	Investments at Fair Value	% of Investments at Fair Value
Australia	$57,663	1.02%
Canada	35,485	0.63
France	33,586	0.60
Germany	312,479	5.54
Hong Kong	3,903	0.07
Italy	(10,477)	(0.19)
Japan	27,224	0.48
Spain	113,433	2.01
United Kingdom	1,411,139	25.02
United States	3,654,889	64.82
	$5,639,324	100.00%

Percentages are based on Partners' capital unless otherwise indicated

*	Due to rounding

See Accompanying Notes to Unaudited Financial Statements.

Smith Barney Diversified Futures Fund L.P.
Statements of Income and Expenses and Partners' Captial
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Income:
Net gains (losses) on trading of commodity interests:
Realized gains (losses) on closed positions	$(5,189,578)	$(7,926,752)	$3,838,093	$11,219,567
Change in unrealized gains (losses) on open positions	4,545,762	5,540,836	(2,182,310)	(1,525,620)
	(643,816)	(2,385,916)	1,655,783	9,693,947
Interest income	172,145	124,003	438,467	455,871
	(471,671)	(2,261,913)	2,094,250	10,149,818
Expenses:
Brokerage commissions including clearing fees of $26,601, $36,601, $87,401 and $115,482, respectively	939,449	1,046,402	3,098,581	3,309,082
Management fees	302,918	339,584	1,007,824	1,103,354
Incentive fees	—	—	1,880,089	1,497,113
Other expenses	20,442	17,456	64,679	62,410
	1,262,809	1,403,442	6,051,173	5,971,959
Net income (loss)	(1,734,480)	(3,665,355)	(3,956,923)	4,177,859
Additions	—	2,223	1,995	6,741
Redemptions	(1,171,949)	(2,237,946)	(4,641,088)	(5,326,882)
Net increase (decrease) in Partners' capital	(2,906,429)	(5,901,078)	(8,596,016)	(1,142,282)
Partners' capital, beginning of period	66,037,759	72,820,743	71,727,346	68,061,947
Partners' capital, end of period	$63,131,330	$66,919,665	$63,131,330	$66,919,665
Net asset value per Redeemable Unit (40,994.5419 and 44,570.1703 Redeemable Units outstanding at September 30, 2004 and 2003, respectively)	$1,539.99	$1,501.45	$1,539.99	$1,501.45
Net income (loss) per Redeemable Unit of Limited Partnership Interest and General Partner Unit equivalent	$(41.39)	$(79.85)	$(96.65)	$83.02

See Accompanying Notes to Unaudited Financial Statements.

Smith Barney Diversified Futures Fund L.P.
Statements of Cash Flows
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Cash flows from operating activities:
Net income (loss)	$(1,734,480)	$(3,665,355)	$(3,956,923)	$4,177,859
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Changes in operating assets and liabilities:
(Increase) decrease in net unrealized appreciation/depreciation on open futures positions	(3,631,966)	(4,394,827)	554,845	2,740,546
(Increase) decrease in unrealized appreciation on open forward contracts	(812,292)	(477,419)	2,950,471	(922,102)
(Increase) decrease in interest receivable	(14,779)	11,302	(21,133)	13,124
Increase (decrease) in unrealized depreciation on open forward contracts	(101,504)	(668,590)	(1,323,006)	(292,824)
Accrued expenses:
Increase (decrease) in commissions	(16,166)	(24,510)	(56,365)	(9,204)
Increase (decrease) in management fees	(6,285)	(8,686)	(21,718)	(34,654)
Increase (decrease) in incentive fees	—	(491,756)	(761,281)	(55,035)
Increase (decrease) in other	12,902	(68,193)	35,563	(23,238)
Increase (decrease) in redemptions payable	(670,047)	1,072,400	(438,938)	1,132,104
Net cash provided by (used in) operating activities	(6,974,617)	(8,715,634)	(3,038,485)	6,726,576
Cash flows from financing activities:
Proceeds from additions—Limited Partners	—	2,223	1,995	6,741
Payments for redemptions—Limted Partners	(1,171,949)	(2,237,946)	(4,641,088)	(5,326,882)
Net cash provided by (used in) financing activities	(1,171,949)	(2,235,723)	(4,639,093)	(5,320,141)
Net change in cash	(8,146,566)	(10,951,357)	(7,677,578)	1,406,435
Cash, at beginning of period	68,452,561	76,415,093	67,983,573	64,057,301
Cash, at end of period	$60,305,995	$65,463,736	$60,305,995	$65,463,736

See Accompanying Notes to Unaudited Financial Statements.

Smith Barney Diversified Futures Fund L.P.
Notes to Financial Statements
September 30, 2004
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

Citigroup Managed Futures LLC, formerly Smith Barney Futures Management LLC, acts as the general partner (the "General Partner") of the Partnership. The Partnership's commodity broker is Citigroup Global Markets Inc. ("CGM"), formerly Salomon Smith Barney Inc. CGM is an affiliate of the General Partner. The General Partner is wholly owned by Citigroup Global Markets Holdings Inc. ("CGMHI"), formerly Salomon Smith Barney Holdings Inc., which is the sole owner of CGM. CGMHI is a wholly owned subsidiary of Citigroup Inc. ("Citigroup"). As of September 30, 2004, all trading decisions are made for the Partnership by Campbell & Company, Inc., Willowbridge Associates, Inc., Winton Capital Management and Graham Capital Management L.P. (each an "Advisor" and collectively, the "Advisors").

The accompanying financial statements are unaudited but, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Partnership's financial condition at September 30, 2004 and December 31, 2003 and the results of its operations and cash flows for the three and nine months ended September 30, 2004 and 2003. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. You should read these financial statements together with the financial statements and notes included in the Partnership's annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2003.

Due to the nature of commodity trading, the results of operations for the interim periods presented should not be considered indicative of the results that may be expected for the entire year.

2.    Financial Highlights:

Changes in Net Asset Value per Redeemable Unit of Limited Partnership Interest for the three and nine months ended September 30, 2004 and 2003 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net realized and unrealized gains (losses)*	$(37.75)	$(74.76)	$(38.41)	$129.33
Interest income	4.15	2.70	10.34	9.72
Expenses **	(7.79)	(7.79)	(68.58)	(56.03)
Increase (decrease) for the period	(41.39)	(79.85)	(96.65)	83.02
Net Asset Value per Redeemable Unit, beginning of period	1,581.38	1,581.30	1,636.64	1,418.43
Net Asset Value per Redeemable Unit, end of period	$1,539.99	$1,501.45	$1,539.99	$1,501.45

*	Includes brokerage commissions.

**	Excludes brokerage commissions.

Smith Barney Diversified Futures Fund L.P.
Notes to Financial Statements
September 30, 2004
(Unaudited)
(Continued)

Financial Highlights (continued):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Ratio to average net assets: ***
Net investment loss before incentive fees ****	(6.8)%	(7.3)%	(7.1)%	(7.4)%
Operating expenses	7.9%	8.0%	8.0%	8.2%
Incentive fees	0.0%	0.0%	2.7%	2.8%
Total expenses	7.9%	8.0%	10.7%	11.0%
Total return:
Total return before incentive fees	(2.6)%	(5.1)%	(3.1)%	8.2%
Incentive fees	(0.0)%	0.0%	(2.8)%	(2.3)%
Total return after incentive fees	(2.6)%	(5.1)%	(5.9)%	5.9%

***	Annualized (other than incentive fees)

****	Interest income less total expenses (exclusive of incentive fees).

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

All of the commodity interests owned by the Partnership are held for trading purposes. The average fair values of these interests during the nine and twelve months ended September 30, 2004 and December 31, 2003, based on a monthly calculation, were $2,789,356 and $4,386,216, respectively. The fair values of these commodity interests, including options thereon, if applicable, at September 30, 2004 and December 31, 2003, were $3,457,014 and $5,639,324, respectively. Fair values for exchange traded commodity futures and options are based on quoted market prices for those futures and options. Fair values for all other financial instruments for which market quotations are not readily available are based on calculations approved by the General Partner.

4.    Financial Instrument Risks:

In the normal course of its business, the Partnership is party to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments. These financial instruments may include forwards, futures and options, whose values are based upon an

Smith Barney Diversified Futures Fund L.P.
Notes to Financial Statements
September 30, 2004
(Unaudited)
(Continued)

underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash flows, to purchase or sell other financial instruments at specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange or over-the-counter ("OTC"). Exchange-traded instruments are standardized and include futures and certain option contracts. OTC contracts are negotiated between contracting parties and include forwards and certain options.

Each of these instruments is subject to various risks similar to those related to the underlying financial instruments including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange-traded instruments because of the greater risk of default by the counterparty to an OTC contract.

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

The majority of these instruments mature within one year of September 30, 2004. However, due to the nature of the Partnership's business, these instruments may not be held to maturity.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Partnership does not engage in the sale of goods or services. Its only assets are its equity in its commodity futures trading account, consisting of cash, net unrealized appreciation on open futures and forward contracts and interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership. While substantial losses could lead to a decrease in liquidity, no such losses occurred during the third quarter of 2004.

The Partnership's capital consists of the capital contributions of the partners as increased or decreased by realized and/or unrealized gains or losses on commodity futures trading, expenses, interest income, additions and redemptions of Redeemable Units and distributions of profits, if any.

For the nine months ended September 30, 2004, Partnership capital decreased 12.0% from $71,727,346 to $63,131,330. This decrease was attributable to a net loss from operations of $3,956,923 coupled with the redemption of 2,832.4855 Redeemable Units totaling $4,641,088, partially offset by additional sales of 1.1848 Redeemable Units of Limited Partnership Interest totaling $1,995. Persons investing $1,000,000 or more will pay a reduced brokerage fee, receiving the differential in the form of additional Redeemable Units. Future redemptions can impact the amount of funds available for investment in commodity contract positions in subsequent periods.

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

Results of Operations

During the Partnership's third quarter of 2004 the net asset value per unit decreased 2.6% from $1,581.38 to $1,539.99 as compared to a decrease of 5.1% in the third quarter of 2003. The Partnership experienced a net trading loss before brokerage commissions and related fees in the third quarter of 2004 of $643,816. Losses were primarily attributable to the trading of commodity futures in currencies, U.S. interest rates, livestock, metals, indices and softs and were partially offset by gains in energy, grains,

non-U.S. interest rates and lumber. The Partnership experienced a net trading loss before brokerage commissions and related fees in the third quarter of 2003 of $2,385,916. Losses were primarily attributable to the trading of commodity futures in currencies, energy, U.S. and non U.S. interest rates and softs and were partially offset by gains in grains, indices, livestock and metals.

During the Partnership's nine months ended September 30, 2004, the net asset value per Redeemable unit decreased 5.9% from $1,636.64 to $1,539.99 as compared to an increase of 5.9% for the nine months ended September 30, 2003. The Partnership experienced a net trading gain before commissions and related fees for the nine months ended September 30, 2004 of $1,655,783. Gains were primarily attributable to the trading of commodity futures in energy, grains, non-U.S. interest rates, livestock and lumber and were partially offset by losses in currencies, U.S. interest rates, metals, softs and indices. The Partnership experienced a net trading gain before brokerage commissions and related fees for the nine months ended September 30, 2003 of $9,693,947. Gains were primarily attributable to the trading of commodity futures in currencies, energy, U.S. and non-U.S. interest rates, livestock and indices and were partially offset by losses in grains, metals and softs.

The third quarter of 2004 was characterized by continued difficult trading conditions for the Partnership's trend-following Advisors. The currency sector produced the greatest losses as the European and Asian currencies were unable to sustain any solid direction versus a weak U.S. dollar. These choppy market conditions carried over to the U.S. interest rate markets as the Federal Reserve Bank tightened short-term rates in spite of persistent market-driven lower long-term interest rates. Trading in global stock market indices was also unprofitable for the Partnership's Advisors as the same lack of direction caused trends to be initiated and only a short time later to be reversed.

The most significant market for the Partnership during the quarter was energy. Trading in crude oil, natural gas and gas oil contributed profits as crude oil hit successive highs each month ending September at over $50 per barrel. Trading in grains was profitable for the period while trading in metals and softs was slightly negative for the period.

Overall, after a difficult second quarter and beginning of the third quarter, market trends emerged late in the third quarter in both commodity and financial markets that were conducive to the Advisors' trend-following approaches. While a decline in the price of energy is possible in the fourth quarter that might lead to a give-back in open profits over the short term, the overall expectation is for continued directionless financial markets and potentially volatile commodity markets until political, financial and economic trends become more evident.

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

Interest income on 80% of the Partnership's daily equity maintained in cash was earned at the monthly average 30-day U.S. Treasury bill rate determined weekly by CGM based on the non-competitive yield on three month U.S. Treasury bills maturing 30 days from the date in which such weekly rate is determined. CGM may continue to maintain the Partnership's assets in cash and/or place all of the Partnership's assets in 90-day Treasury bills and pay the Partnership 80% of the interest earned on the Treasury bills purchased. CGM will retain 20% of any interest earned on Treasury bills. Interest income for the three months ended September 30, 2004 increased by $48,142 , as compared to the corresponding period in 2003. The increase in interest income is primarily due to an increase in interest rates during the three months ended September 30, 2004 as compared to the corresponding period in 2003. Interest income for the nine months ended September 30, 2004 decreased by $17,404, as compared to the corresponding period in 2003. This decrease was due to a decrease in net assets during the nine months ended September 30, 2004, as compared to the corresponding period in 2003.

Brokerage commissions are calculated on the Partnership's net asset value as of the last day of each month and are affected by trading performance and redemptions. Accordingly, they must be compared in relation to the fluctuations in monthly net asset values. Commissions and fees for the three and nine months ended September 30, 2004 decreased by $106,953 and $210,501, respectively, as compared to the corresponding periods in 2003. The decrease in brokerage commissions is due to lower average net assets during the three and nine months ended September 30, 2004 as compared to the corresponding periods in 2003.

Management fees are calculated on the portion of the Partnership's net asset value allocated to each Advisor at the end of the month and, therefore, are affected by trading performance and redemptions. Management fees for the three and nine months ended September 30, 2004 decreased by $36,666 and $95,530, respectively, as compared to the corresponding periods in 2003. The decrease in management fees is due to lower average net assets during the three and nine months ended September 30, 2004 as compared to the corresponding periods in 2003.

Incentive fees are based on the new trading profits generated by each Advisor at the end of the quarter as defined in the advisory agreements between the Partnership, the General Partner and each Advisor. Trading performance for the three and nine months ended September 30, 2004 resulted in incentive fees of $0 and $1,880,089, respectively. Trading performance for the three and nine months ended September 30, 2003 resulted in incentive fees of $0 and $1,497,113, respectively.

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

The following table indicates the trading Value at Risk associated with the Partnership's open positions by market category as of September 30, 2004 and the highest, lowest and average value during the three months ended September 30, 2004. All open position trading risk exposures of the Partnership have been included in calculating the figures set forth below. As of September 30, 2004, the Partnership's total capitalization was $63,131,330. There has been no material change in the trading Value at Risk information previously disclosed in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2003.

September 30, 2004
(Unaudited)

			Three Months Ended September 30, 2004
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average** Value at Risk
Currencies:
- Exchange Traded Contracts	$898,362	1.42%	$1,582,785	$553,365	$726,798
- OTC Contracts	627,148	0.99%	1,146,847	422,027	787,277
Energy	1,523,645	2.41%	1,621,935	659,215	1,094,772
Grains	101,312	0.16%	181,474	84,737	112,043
Interest Rates U.S.	773,350	1.22%	875,200	219,200	528,217
Interest Rates Non-U.S.	2,549,427	4.04%	2,575,095	1,049,629	2,031,542
Livestock	42,495	0.07%	135,950	41,900	72,532
Metals:
- Exchange Traded Contracts	396,500	0.63%	545,000	99,000	271,500
- OTC Contracts	245,810	0.39%	296,975	73,085	197,357
Softs	101,245	0.16%	250,845	39,181	162,259
Indices	1,061,763	1.69%	2,124,348	679,052	1,261,191
Lumber	2,200	0.00%*	2,200	2,200	2,200
Total	$8,323,257	13.18%

*	Due to rounding

**	Average of month-end Values at Risk.

Item 4.    Controls and Procedures

Based on their evaluation of the Partnership's disclosure controls and procedures as of September 30, 2004, the President and Chief Financial Officer of the General Partner have concluded that such controls and procedures are effective.

During the Partnership's last fiscal quarter, no changes occurred in the Partnership's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.

PART II.    OTHER INFORMATION

Item 1.    Legal Proceedings

The following information supplements and amends our discussion set forth under Part I, Item 3 "Legal Proceedings" in the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 2003 and under Part II, Item 1 "Legal Proceedings" in the Partnership's Quarterly Report on Form 10-Q for the fiscal quarters ended March 31, 2004 and June 30, 2004.

Enron Corp.

A Citigroup affiliate, along with other defendants, settled all claims against it in IN RE NEWPOWER HOLDINGS SECURITIES LITIGATION, a class action brought on behalf of certain investors in NewPower securities. Citigroup reached this settlement agreement without admitting any wrongdoing. On September 13, 2004, the United States District Court for the Southern District of New York preliminarily approved the settlement.

Dynegy Inc.

On October 7, 2004, the United States District Court for the Southern District of Texas granted the motion to dismiss all claims against the Citigroup defendants in IN RE DYNEGY INC. SECURITIES LITIGATION. The District Court also denied lead plaintiff's request for leave to replead. The case was a putative class action brought on behalf of purchasers of publicly traded Dynegy debt and equity securities.

WorldCom, Inc.

The United States Court of Appeals for the Second Circuit has affirmed the orders of the United States District Court for the Southern District of New York denying plaintiffs' motions to remand to state court a large group of WorldCom-related actions. On September 13, 2004, plaintiffs filed a petition for a writ of certiorari to the United States Supreme Court seeking review of the Second Circuit's ruling.

On September 17, 2004, WEINSTEIN, ET AL. V. EBBERS, ET AL., a putative class action against CGM and others brought on behalf of holders of WorldCom securities asserting claims based on, among other things, CGM's research reports concerning WorldCom, was dismissed with prejudice in its entirety by the United States District Court for the Southern District of New York. Plaintiffs have noticed an appeal of the dismissal to the United States Court of Appeals for the Second Circuit.

Citigroup and CGM, along with a number of other defendants, have settled RETIREMENT SYSTEMS OF ALABAMA, ET AL. V. J.P. MORGAN CHASE & CO., ET AL., a WorldCom individual action that had been remanded to the Circuit Court of Montgomery County, Alabama. The settlement became final on September 30, 2004.

On June 28, 2004, the United States District Court for the Southern District of New York dismissed all claims under the Securities Act of 1933 and certain claims under the Securities Exchange Act of 1934 in IN RE TARGETS SECURITIES LITIGATION, a putative class action against Citigroup and CGM and certain former employees, leaving only claims under the 1934 Act for purchases of Targeted Growth Enhanced Terms Securities With Respect to the Common Stock of MCI WorldCom, Inc. ("TARGETS") after July 30, 1999. On October 20, 2004, the parties signed a Memorandum of Understanding setting forth the terms of a settlement of all remaining claims in this action. The settlement must be approved by the Court.

On November 5, 2004, the United States District Court for the Southern District of New York approved the class settlement between plaintiffs and the Citigroup-related defendants in IN RE WORLDCOM, INC. SECURITIES LITIGATION. The Court's approval is subject to possible appeal by plaintiffs.

Research

Several individual actions have been filed against Citigroup and CGM relating to, among other things, research on Qwest Communications International, Inc. alleging violations of state and federal securities laws.

Other

On October 13, 2004, the United States District Court for the Southern District of New York certified a class in various representative cases with respect to the allocation of shares for certain initial public offerings and related aftermarket transactions.

An appeal of the dismissal granted to CGM in November 2003 with respect to the antitrust case relating to the allocation of shares for certain initial public offerings is scheduled to be argued in December 2004.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Additional Redeemable Units offered represent a reduced brokerage fee to existing limited partners who invested $1,000,000 or more.

The following chart sets forth the purchases of Redeemable Units by the Partnership.

Period	(a) Total Number of Shares (or Units) Purchased*	(b) Average Price Paid per Share (or Unit)**	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
July 1, 2004 – July 31, 2004	245.6660	$1,544.45	N/A	N/A
August 1, 2004 – August 31, 2004	369.7565	$1,520.70	N/A	N/A
September 1, 2004 – September 30, 2004	149.5081	$1,539.99	N/A	N/A
Total	764.9306	$1,535.05	N/A	N/A

*	Generally, Limited Partners are permitted to redeem their Redeemable Units as of the end of each month on 10 days' notice to the General Partner. Under certain circumstances, the General Partner can compel redemption but, to date, the General Partner has not exercised this right. Purchases of Redeemable Units by the Partnership reflected in the chart above were made in the ordinary course of the Partnership's business in connection with effecting redemptions for Limited Partners.

**	Redemptions of Redeemable Units are effected as of the last day of each month at the Net Asset Value per Redeemable Unit as of that day.

Item 3.    Defaults Upon Senior Securities — None

Item 4.    Submission of Matters to a Vote of Security Holders — None

Item 5.    Other Information — None

Item 6.    Exhibits

The exhibits required to be filed by Item 601 of Regulation S-K are incorporated herein by reference to the exhibit index of the Partnership's Annual Report on Form 10-K for the year ended December 31, 2003.

Exhibit - 31.1 — Rule 13a-14(a)/15d-14(a) Certification (Certification of President and Director).

Exhibit - 31.2 — Rule 13a-14(a)/15d-14(a) Certification (Certification of Chief Financial Officer and Director).

Exhibit - 32.1 — Section 1350 Certification (Certification of President and Director).

Exhibit - 32.2 — Section 1350 Certification (Certification of Chief Financial Officer and Director).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SMITH BARNEY DIVERSIFIED FUTURES FUND L.P.
By:	Citigroup Managed Futures LLC
(General Partner)
By:	/s/ David J. Vogel
David J. Vogel President and Director
Date:	November 12, 2004
By:	/s/ Daniel R. McAuliffe, Jr.
Daniel R. McAuliffe, Jr. Chief Financial Officer and Director
Date:	November 12, 2004