Form 10-K
period 2004-12-31
SMITH BARNEY DIVERSIFIED FUTURES FUND LP
filed 2005-03-31
CIK 911503

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the year ended December 31, 2004

Commission File Number 0-26132

SMITH BARNEY DIVERSIFIED FUTURES FUND L.P.
(Exact name of registrant as specified in its charter)
New York	13-3729162
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
c/o Citigroup Managed Futures LLC 399 Park Ave. – 7th Fl. New York, New York 10022
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

Yes X        No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K .

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

Yes             No X

Limited Partnership Redeemable Units with an aggregate value of $64,018,735 were outstanding and held by non-affiliates as of the last business day of the registrant's most recently completed second fiscal quarter.

As of February 28, 2005, 37,974.9864 Limited Partnership Redeemable Units were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

PART I

Item 1.    Business

(a) General development of business. Smith Barney Diversified Futures Fund L.P. (the "Partnership") is a limited partnership organized under the partnership laws of the State of New York, on August 13, 1993 to engage in speculative trading of a diversified portfolio of commodity interests, including futures contracts, options and forwards. The commodity interests that are traded by the Partnership are volatile and involve a high degree of market risk. The Partnership commenced trading operations on January 12, 1994. A total of 150,000 redeemable units of Limited Partnership Interest in the Partnership ("Redeemable Units") were offered to the public. A Registration Statement on Form S-1 relating to the public offering became effective on October 29, 1993 (File No. 033-68074). Between October 29, 1993 and January 11, 1994, 75,615 Redeemable Units were sold to the public at $1,000 per Redeemable Unit. Proceeds of the offering were held in an escrow account and were transferred, along with the general partner's contribution of $781,000, to the Partnership's trading account on January 12, 1994 when the Partnership commenced trading. An additional 150,000 Redeemable Units were registered on a Registration Statement on Form S-1 effective February 17, 1994 (File No. 033-75056). Sales of additional Redeemable Units and additional general partner contributions and redemptions of Redeemable Units for the year ended December 31, 2004 are reported in the Statement of Changes in Partners' Capital on page F-9 under "Item 8. Financial Statements and Supplementary Data."

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

The Partnership's trading of futures, forwards and options contracts, if applicable, on commodities is done on United States of America and foreign commodity exchanges. It engages in such trading through a commodity brokerage account maintained with CGM. As of December 31, 2004, all commodity trading decisions are made for the Partnership by Campbell & Company, Inc. ("Campbell"), Willowbridge Associates, Inc. ("Willowbridge"), Winton Capital Management ("Winton") and Graham Capital Management, L.P. ("Graham") (collectively, the "Advisors"). None of the Advisors is affiliated with one another, the General Partner or CGM. The Advisors are not responsible for the organization or operation of the Partnership.

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

(b) Financial information about industry segments. The Partnership's business consists of only one segment, speculative trading of commodity interests. The Partnership does not engage in sales of goods or services. The Partnership's net income (loss) from operations for the years ended December 31, 2004, 2003, 2002, 2001 and 2000 is set forth under "Item 6. Selected Financial Data". The Partnership's capital as of December 31, 2004 was $69,230,858.

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

There have been no material administrative, civil or criminal actions within the past five years against Citigroup Global Markets (formerly known as Salomon Smith Barney) or any of its individual principals and no such actions are currently pending, except as follows.

Regulatory Matters

Both the Department of Labor and the Internal Revenue Service ("IRS") have advised CGM that they were or are reviewing transactions in which Ameritech Pension Trust purchased from CGM and certain affiliates approximately $20.9 million in participations in a portfolio of motels owned by Motels of America, Inc. and Best Inns, Inc. With respect to the IRS review, CGM and certain affiliated entities have consented to extensions of time for the assessment of excise taxes that may be claimed to be due with respect to the transactions for the years 1987, 1988 and 1989.

In April 2000, CGM and several other broker-dealers entered into a settlement with the IRS and the SEC, concluding an industry-wide investigation into the pricing of Treasury securities in advanced refunding transactions.

IPO Regulatory Inquiries

Since April 2002, CGM and several other broker dealers have received subpoenas and/or requests for information from various governmental and self-regulatory agencies and Congressional committees as part of their research on IPO allocation inquiries. With respect to issues raised by the NASD, the NYSE and the SEC about CGM's and other firms' e-mail retention practices, CGM and several other broker/dealers and the NASD, the NYSE and the SEC entered into a settlement agreement in December 2002. CGM agreed to pay a penalty in the amount of $1.65 million and did not admit any wrongdoing.

IPO Civil Litigation

In April 2002, consolidated amended complaints were filed against CGM and other investment banks named in numerous alleged class actions filed in the United States District Court for the Southern District of New York, alleging violations of certain federal securities laws (including Section 11 of the Securities Act of 1933, as amended, and Section 10(b) of the Securities Exchange Act of 1934, as amended) with respect to the allocation of shares for certain initial public offerings and related aftermarket transactions and damage to investors caused by allegedly biased research analyst reports. On February 19, 2003, the Court issued an opinion denying defendants' motion to dismiss.

On October 13, 2004, the court granted in part the motion to certify class actions for six focus cases in the securities litigation. CGM is not a defendant in any of the six focus cases. The underwriter defendants in the focus cases have filed a petition to the United States Court of Appeals for the Second Circuit seeking review of this decision.

Also filed in the Southern District of New York against CGM and other investment banks were several alleged class actions that were consolidated into a single class action alleging violations of certain federal and state antitrust laws in connection with the allocation of shares in initial public offerings when acting as underwriters. On November 3, 2003, the court granted CGM's motion to dismiss the consolidated amended complaint in the antitrust case. An appeal to the Second Circuit of the dismissal granted to CGM in November 2003 with respect to the antitrust case relating to the allocation of shares for certain initial public offerings is pending.

Research Settlement

On April 28, 2003, CGM announced final agreements with the SEC, the NASD, the NYSE and the New York Attorney General (as lead state among the 50 states, the District Columbia and Puerto Rico) to resolve on a civil basis all of their outstanding investigations into its research and IPO allocation and distribution practices (the "Research Settlement"). As part of the Research Settlement, CGM has consented to the entry of (1) an injunction under the federal securities laws to be entered in the United States District Court for the Southern District of New York, barring CGM from violating provisions of the federal securities laws and related NASD and NYSE rules relating to research, certain IPO allocation practices, the safeguarding of material nonpublic information, and the maintenance of required books and records and requiring CGM to adopt and enforce new restrictions on the operation of research; (2) an NASD Acceptance Waiver and Consent requiring CGM to cease and desist from violations of corresponding NASD rules and requiring CGM to adopt and enforce the same new restrictions; (3) an

NYSE Stipulation and Consent requiring CGM to cease and desist from violations of corresponding NYSE rules and requiring CGM to adopt and enforce the same new restrictions; and (4) an Assurance of Discontinuance with the New York Attorney General containing substantially the same or similar restrictions. The Research Settlement requires CGM to pay $300 million for retrospective relief, plus $25 million for investor education, and commit to spend $75 million to provide independent third-party research to its clients at no charge. CGM reached these final settlement agreements without admitting or denying any wrongdoing or liability. The Research Settlement does not establish wrongdoing or liability for purposes of any other proceeding. The $300 million was accrued during the 2002 fourth quarter.

To effectuate the Research Settlement, the SEC filed a Complaint and Final Judgment in the United States District Court for the Southern District of New York. On October 31, 2003, final judgment was entered against CGM and nine other investment banks. The NASD has accepted the Letter of Acceptance, Waiver and Consent entered into with CGM in connection with the Research Settlement. In May 2003, the NYSE advised CGM that the Hearing Panel's Decision, in which it accepted the Research Settlement, had become final. As required by the Research Settlement, CGM also has entered into separate settlement agreements with numerous states and certain U.S. territories.

Several individual actions have been filed against Citigroup and CGM relating to, among other things, research on Qwest Communications International, Inc. alleging violations of state and federal securities laws.

Enron Regulatory Settlement

On July 28, 2003, Citigroup (CGM's ultimate parent) entered into a final settlement agreement with the SEC to resolve the SEC's outstanding investigations into Citigroup transactions with Enron Corp. and Dynegy Inc. Pursuant to the settlement, Citigroup has, among other terms, (1) consented to the entry of an administrative cease and desist order, which bars Citigroup from committing or causing violations of provisions of the federal securities laws, and (2) agreed to pay $120 million ($101.25 million allocable to Enron and $18.75 million allocable to Dynegy). Citigroup entered into this settlement without admitting or denying any wrongdoing or liability, and the settlement does not establish wrongdoing or liability for purposes of any other proceeding. On July 28, 2003, Citibank, N.A. entered into an agreement with the Office of the Comptroller of the Currency ("OCC") and Citigroup entered into an agreement with the Federal Reserve Bank of New York ("FED") to resolve their inquiries into certain of Citigroup's transactions with Enron. Pursuant to the agreements, Citibank and Citigroup have agreed to submit plans to the OCC and FED, respectively, regarding the handling of complex structured finance transactions. Also on July 28, 2003, Citigroup entered into a settlement agreement with the Manhattan District Attorney's Office to resolve its investigation into certain of Citigroup's transactions with Enron. Pursuant to that settlement, Citigroup has agreed to pay $25.5 million and to abide by its agreements with the SEC, OCC and FED.

Enron-Related Civil Actions

CGM, Citigroup and various other Citigroup-related entities have been named as defendants in over 20 civil lawsuits pending in state and federal courts throughout the United States, alleging claims against Citigroup and CGM based on their dealings with Enron. The majority of these cases have been brought by purchasers and sellers of Enron equity and debt securities and Enron-linked securities. Many of the plaintiffs in these actions are large, institutional investors that had substantial Enron and Enron-linked holdings. The lawsuits collectively allege as against Citigroup and/or its affiliates and subsidiaries, among other things, federal securities fraud, state law claims of negligent misrepresentation, fraud, breach of fiduciary duty, aiding and abetting a breach of fiduciary duty and related claims. In most of these lawsuits, Citigroup is named as a co-defendant along with other investment banks alleged to have had dealings with Enron. The majority of cases pending in the federal courts have been, or are in the process of being, consolidated before a single judge in the United States District Court for the Southern District of Texas. In addition, in five adversary proceedings in the Enron Chapter 11 bankruptcy, Enron and, in one case, its co-debtor affiliates and subsidiaries, and the Official Committee of Unsecured Creditors of Enron Corp., et al., have named Citigroup and/or its affiliates or subsidiaries as defendants.

A Citigroup affiliate, along with other defendants, settled all claims against it in In Re: Newpower Holdings Securities Litigation, a class action brought on behalf of certain investors in NewPower securities. Citigroup reached this settlement agreement without admitting any wrongdoing. On September 13, 2004, the United States District Court for the Southern District of New York preliminarily approved the settlement.

Dynegy Inc.

On June 6, 2003, the complaint in a pre-existing putative class action pending in the United States District Court for the Southern District of Texas (IN RE: DYNEGY INC. SECURITIES LITIGATION) brought by purchasers of publicly traded debt and equity securities of Dynegy Inc. was amended to add Citigroup, Citibank and CGMI as defendants. The plaintiffs allege violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, against the Citigroup defendants. The Citigroup defendants filed a motion to dismiss in March 2004, which motion was granted by the District Court in October 2004. The court denied lead plaintiff's request for leave to appeal.

Worldcom-Related Litigation

Citigroup, CGM and certain executive officers and current and former employees have been named as defendants — along with twenty-two other investment banks, certain current and former WorldCom officers and directors, and WorldCom's former auditors — in a consolidated class action brought on behalf of individuals and entities who purchased or acquired publicly traded securities of WorldCom between April 29, 1999 and June 25, 2002 In Re: Worldcom, Inc. Securities Litigation. The class action complaint asserts claims against CGM under (i) Sections 11 and 12(a)(2) of the Securities Act of 1933, as amended, in connection with certain bond offerings in which it served as underwriter, and (ii) Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated under Section 10(b), alleging that it participated in the preparation and/or issuance of misleading WorldCom registration statements and disseminated misleading research reports concerning WorldCom stock. In 2003, the district court denied CGM's motion to dismiss the consolidated class action complaint and granted the plaintiffs' motion for class certification.

Pursuant to an order entered May 28, 2003, the District Court consolidated approximately seventy-eight individual actions with the class action for pretrial proceedings. The claims asserted in these individual actions are substantially similar to the claims alleged in the class action and assert state and federal securities law claims based on CGM's research reports concerning WorldCom and/or CGM's role as an underwriter in WorldCom offerings. Plaintiffs in certain of these actions filed motions to remand their cases to state court. The District Court denied these motions and its rulings were upheld on appeal.

Numerous other actions asserting claims against CGM in connection with its research reports about WorldCom and/or its role as an investment banker for WorldCom are pending in other federal and state courts around the country. These actions have been remanded to various state courts, are pending in other federal courts, or have been conditionally transferred to the United States District Court for the Southern District of New York to be consolidated with the class action. In addition to the court suits, actions asserting claims against Citigroup and certain of its affiliates relating to its WorldCom research reports are pending in numerous arbitrations around the country. These actions assert claims that are substantially similar to the claims asserted in the class action.

On May 10, 2004, Citigroup announced that it had agreed to pay $2.58 billion to settle the WorldCom class action suits. The United States District Court for the Southern District of New York granted approval to the proposed settlement on November 10, 2004.

On September 17, 2004, Weinstein, et al. v. Ebbers, et al., an alleged class action against CGM and others brought on behalf of holders of WorldCom securities asserting claims based on, among other things, CGM's research reports concerning WorldCom, was dismissed with prejudice in its entirety by the United States District Court for the Southern District of New York. The plaintiffs noticed an appeal of the dismissal to the United States Court of Appeals for the Second Circuit on October 15, 2004. The parties have reached an agreement in principle on the terms of a settlement of this action.

Citigroup and CGM, along with a number of other defendants, have settled Retirement Systems of Alabama, et al. v. J.P. Morgan Chase & Co., et al., a WorldCom individual action that had been remanded to the Circuit Court of Montgomery County, Alabama. The settlement became final on September 30, 2004.

On June 28, 2004, the United States District Court for the Southern District of New York dismissed all claims under the Securities Act of 1933, as amended, and certain claims under the Securities Exchange Act of 1934 in In Re: Targets Securities Litigation, an alleged class action against Citigroup and CGM and certain former employees, leaving only claims under the 1934 Act for purchases of Targeted Growth Enhanced Terms Securities With Respect to the Common Stock of MCI WorldCom, Inc. ("TARGETS") after July 30, 1999. On October 20, 2004, the parties signed a Memorandum of Understanding setting forth the terms of a settlement of all remaining claims in this action. The settlement was preliminarily approved by the Court on January 11, 2005.

A fairness hearing was held on November 5, 2004 in connection with the proposed class settlement between plaintiffs and the Citigroup-related defendants in In Re: Worldcom, Inc. Securities Litigation.

Global Crossing

On or about January 28, 2003, lead plaintiff in a consolidated alleged class action in the United States District Court for the Southern District of New York (In Re: Global Crossing, Ltd. Securities Litigation) filed a consolidated complaint on behalf of purchasers of the securities of Global Crossing and Asia Global Crossing, which names as defendants, among others, Citigroup, CGM, CGMH and certain executive officers and current and former employees. The purported class action complaint asserts claims under the federal securities laws alleging that the defendants issued research reports without a reasonable basis in fact and failed to disclose conflicts of interest with Global Crossing in connection with published investment research. On March 22, 2004, the lead plaintiff amended its consolidated complaint to add claims on behalf of purchasers of the securities of Asia Global Crossing. The added claims assert causes of action under the federal securities laws and common law in connection with CGM's research reports about Global Crossing and Asia Global Crossing and for CGM's roles as an investment banker for Global Crossing and as an underwriter in the Global Crossing and Asia Global Crossing offerings. The Citigroup related defendants moved to dismiss all of the claims against them on July 2, 2004. The plaintiffs and the Citigroup related defendants have reached an agreement in principle on the terms of a settlement of this action.

In addition, on or about January 27, 2004, the Global Crossing Estate Representative filed in the United States Bankruptcy Court for the Southern District of New York (i) an adversary proceeding asserting claims against, among others, Citigroup, CGM and certain executive officers and current and former employees, asserting claims under federal bankruptcy law and common law in connection with CGM's research reports about Global Crossing and for its role as an underwriter in Global Crossing offerings, and (ii) an adversary proceeding against Citigroup and several other financial institutions seeking to rescind the payment of a $1 billion loan made to a subsidiary of Global Crossing. The Citigroup related defendants moved to dismiss the former action on June 26, 2004, and the latter on May 28, 2004.

In addition, actions asserting claims against Citigroup and certain of its affiliates relating to its Global Crossing research reports are pending in numerous arbitrations around the country. These arbitration proceedings assert claims that are substantially similar to the claims asserted in the alleged class action.

Adelphia Communications Corporation

On July 6, 2003, an adversary proceeding was filed by the Official Committee of Unsecured Creditors on behalf of Adelphia Communications Corporation against certain lenders and investment banks, including CGM, Citibank, N.A., Citicorp USA, Inc., and Citigroup Financial Products, Inc. (together, the Citigroup Parties). The complaint alleges that the Citigroup Parties and numerous other defendants committed acts in violation of the Bank Holding Company Act and the common law. The complaint seeks equitable relief and an unspecified amount of compensatory and punitive damages. In November 2003, a similar adversary proceeding was filed by the Equity Holders Committee of Adelphia. In June 2004, motions to dismiss were filed with respect to the complaints of the Official Committee of Unsecured Creditors and the Equity Holders Committee. The motions are currently pending.

In addition, CGM is among the underwriters named in numerous civil actions brought to date by investors in Adelphia debt securities in connection with Adelphia securities offerings between September 1997 and October 2001. Three of the complaints also assert claims against Citigroup Inc. and Citibank, N.A. All of the complaints allege violations of federal securities laws, and certain of the complaints also allege violations of state securities laws and the common law. The complaint seeks unspecified damages. In December 2003, a second amended complaint was filed and consolidated before the same judge of the United States District Court for the Southern District of New York. In February 2004, motions to dismiss the class and individual actions pending in the United States District Court for the Southern District were filed. The motions are currently pending.

Mutual Funds

Citigroup and certain of its affiliates have been named in several class action litigations pending in various federal district courts arising out of alleged violations of the federal securities laws, the Investment Company Act and common law (including breach of fiduciary duty and unjust enrichment). The claims concern practices in connection with the sale of mutual funds, including allegations involving market timing, revenue sharing, incentive payments for the sale of proprietary funds, undisclosed breakpoint discounts for the sale of certain classes of funds, inappropriate share class recommendations and inappropriate fund investments. The litigations involving market timing have been consolidated under the MDL rules in the United States District Court for the District of Maryland, and the litigations involving revenue sharing, incentive payment and other issues have been consolidated in the United States District Court for the Southern District of New York. The plaintiffs in these litigations generally seek unspecified compensatory damages, rescissionary damages, injunctive relief, costs and fees. In the principal market timing cases that name Citigroup, a lead plaintiff has been appointed but that plaintiff has not yet filed an amended complaint. In the cases concerning revenue sharing, incentive payment and other issues, the lead plaintiff filed a consolidated and amended complaint on December 15, 2004.

Several issues in the mutual fund industry have come under scrutiny of federal and state regulators. Citigroup has received subpoenas and other requests for information from various government regulators regarding market timing, financing, fees, sales practices and other mutual fund issues in connection with various investigations. Citigroup is cooperating with all such reviews.

Research Analyst Litigation

Since May 2002, CGM and certain executive officers and current and former employees have been named as defendants in numerous alleged class action complaints, individual actions, and arbitration demands by purchasers of various securities alleging that they violated federal securities law, including Sections 10 and 20 of the Securities Exchange Act of 1934, as amended, and certain state laws for allegedly issuing research reports without a reasonable basis in fact and for allegedly failing to disclose conflicts of interest with companies in connection with published investment research, including Global Crossing, Ltd., AT&T Corp., Level 3 Communications, Inc., Metromedia Fiber Network, Inc., XO Communications, Inc., Williams Communications Group Inc., and Focal Communications, Inc. The alleged class actions relating to research of these companies are pending before a single judge in the United States District Court for the Southern District of New York for coordinated proceedings. The Court has consolidated these actions into separate proceedings corresponding to the companies named above. On December 2, 2004, the Court granted in part and denied in part the Citigroup related defendants' motions to dismiss the claims against it in the AT&T, Level 3, XO and Williams actions. On January 6, 2005, the Court granted in part and denied in part Citigroup's motion to dismiss the claims against it in the Metromedia action.

In addition to the alleged research class actions, several individual actions have been filed against Citigroup and CGM relating to, among other things, research on Qwest Communications International, Inc. These actions allege violations of state and federal securities laws in connection with CGM's publication of research about Qwest and its underwriting of Qwest securities.

Two alleged class actions against CGM asserting common law claims in connection with published investment research on behalf of CGM customers have been dismissed by United States District Courts,

one of which was affirmed by the United States Court of Appeals for the Ninth Circuit, and one of which is pending on appeal to the United States Courts of Appeals for the Third Circuit. Two more putative class actions raising similar claims are pending against CGM, one in the United States District Court for the Southern District of New York (Norman v. Salomon Smith Barney, et al.) and the other in Illinois state court (Disher v. CGM Inc.). On June 9, 2004, the District Court denied CGMI's motion to dismiss Norman v. Salomon Smith Barney, et al., a case which asserts violations of the Investment Advisers Act of 1940 and various common law claims in connection with certain investors who maintained guided portfolio management accounts at Smith Barney.

Supervisory Investigation

In May 2003, the SEC, NYSE and NASD issued a subpoena and letters to CGM requesting documents and information with respect to their continuing investigation of individuals in connection with the supervision of the research and investment banking departments of CGM. Other parties to the Research Settlement have received similar subpoenas and letters.

West Virginia Attorney General Suit

On June 23, 2003, the West Virginia Attorney General filed an action against CGM and nine other firms that were parties to the Research Settlement. The West Virginia Attorney General alleges that the firms violated the West Virginia Consumer Credit and Protection Act in connection with their research activities and seeks monetary penalties.

Citigroup Shareholder Litigation

In July 2002, Citigroup, CGM and certain officers were named as defendants in an alleged class action filed in the United States District Court for the Southern District of New York, brought on behalf of purchasers of Citigroup common stock between July 24, 1999 and July 23, 2002. The complaint seeks unspecified compensatory and punitive damages for alleged violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and for common law fraud. Fourteen virtually identical complaints have been filed and consolidated. The complaints allege that Citigroup misstated the extent of its Enron-related exposure, and that Citigroup's stock price fell once the true extent of Citigroup's Enron involvements became known. Plaintiffs filed an amended complaint on March 10, 2003, which incorporated the allegations in the 15 separate actions and added new material as well. The amended complaint focuses on certain transactions between Citigroup and Enron and alleged analyst conflicts of interest. The class period for the consolidated amended complaint is July 24, 1999 to December 11, 2002. On June 2, 2003, Citigroup filed a motion to dismiss the consolidated amended complaint. Plaintiffs' response was filed on July 30, and Citigroup's reply was filed on October 3, 2003. On August 10, 2004, Judge Swain granted Citigroup's motion to dismiss the consolidated amended complaint. The plaintiffs filed a notice of appeal in October 2004.

NASD Settlement

In November 2004, CGM entered into a final agreement with the NASD to resolve the NASD's investigation into certain of its selling practices. Without admitting or denying any allegations or findings, CGM accepted certain factual findings by the NASD that it (i) sold units in two managed futures funds to 45 customers for whom the investment was not suitable, (ii) failed to maintain records disclosing the basis upon which its investor suitability determinations were made and (iii) failed to adequately disclose the risks of investing in managed futures products on its website. CGM consented to a censure and a fine of $275,000 and offered to redeem the investment of the customers for whom investment in the two managed futures funds was found not suitable.

In the course of its business, CGM, as a major futures commission merchant and broker-dealer is a party to various claims and routine regulatory investigations and proceedings that the general partner believes do not have a material adverse effect on the business of CGM.

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

(b)    Holders. The number of holders of Redeemable Units of Limited Partnership Interest as of December 31, 2004 was 2,754.

(c)    Distribution. The Partnership did not declare a distribution in 2004 or 2003.

(d)    Use of Proceeds. For the twelve months ended December 31, 2004, there were additional sales of 1.1848 Redeemable Units totaling $1,995. For the twelve months ended December 31, 2003, there were additional sales of 5.7407 Redeemable Units totaling $8,940. For the twelve months ended December 31, 2002, there were additional sales of 9.1776 Redeemable Units totaling $11,163.

Proceeds from the sale of additional Redeemable Units are used in the trading of commodity interests including futures contracts, options and forward contracts.

Item 6.    Selected Financial Data.

Realized and unrealized trading gains (losses), interest income, net income (loss) and increase (decrease) in Net Asset Value per Redeemable Unit for the years ended December 31, 2004, 2003, 2002, 2001 and 2000 and total assets at December 31, 2004, 2003, 2002, 2001 and 2000 were as follows:

	2004	2003	2002	2001	2000
Realized and unrealized trading gains (losses) net of brokerage commissions (including clearing fees) of $4,095,297, $4,367,509, $3,930,667, $4,686,916, and $5,795,482 respectively	$7,186,726	$13,380,995	$16,374,175	$(2,355,466)	$(8,911,325)

Interest income	640,231	575,911	816,470	2,044,447	4,241,957
	$7,826,957	$13,956,906	$17,190,645	$(311,019)	$(4,669,368)
Net income (loss)	$4,444,283	$10,180,158	$12,647,726	$(3,195,464)	$(7,766,838)

Increase (decrease) in Net Asset Value per Redeemable Unit	$107.72	$218.21	$257.21	$(52.73)	$(89.14)

Total assets	$72,723,250	$75,961,490	$71,191,000	$67,123,600	$83,024,864

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview

The Partnership aims to achieve substantial capital appreciation through speculative trading, directly and indirectly, in U.S. and international markets for currencies, interest rates, stock indices, agricultural and energy products and precious and base metals. The Partnership may employ futures, options on futures, and forward contracts in those markets.

The General Partner manages all business of the Partnership. The General Partner has delegated its responsibility for the investment of the Partnership's assets to Campbell & Company, Inc. ("Campbell"), Graham Capital Management, L.P. ("Graham"), Winton Capital Management Limited ("Winton") and Willowbridge Associates, Inc. ("Willowbridge"), (collectively, the "Advisors"). The General Partner employs a team of approximately 20 professionals whose primary emphasis is on attempting to maintain quality control among the advisors to the Partnerships operated or managed by the General Partner. A full-time staff of due diligence professionals use state-of-the-art technology and on-site evaluations to monitor new and existing futures money managers. The accounting and operations staff provide processing of trading activity and reporting to limited partners and regulatory authorities. In selecting the Advisors for the Partnership, the General Partner considered past performance, trading style, volatility of markets traded and fee requirements.

Responsibilities of the General Partner include:

•	due diligence examinations of the Advisors;

•	selection, appointment and termination of the Advisors;

•	negotiation of the management agreements; and

•	monitoring the activity of the Advisors.

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

The General Partner seeks the best prices and services available in its commodity futures brokerage transactions. The General Partner reviews at least annually the brokerage rates charged to commodity pools similar to the Partnership to determine whether the brokerage fee the Partnership pays is competitive with other rates.

The programs traded by each Advisor on behalf of the Partnership are: Campbell – Financial, Metal & Energy Large Portfolio ("FME Large"), Graham – Global Diversified Program ("GDP") and Graham Selective Trading Program ("GST"), Winton – Diversified Program, and Willowbridge – Argo and Vulcan Trading Systems. As of December 31, 2004, the Partnership's assets were allocated among the Advisors in the following approximate percentages: Campbell, 28%, Graham, 30%, Winton, 23% and Willowbridge, 19%.

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

Graham's trading systems rely primarily on technical rather than fundamental information as the basis for their trading decisions. Graham's systems are based on the expectation that over time they can successfully anticipate market events using quantitative mathematical models to determine their trading activities, as opposed to attempting properly to forecast price trends using subjective analysis of supply and demand.

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

A support level is a previous low—a price level under the current market price at which point buying interest is expected to be sufficiently strong to overcome selling pressure.

A resistance level is a previous high—a price level over the current market price at which point selling pressure is expected to overcome buying pressure and a price advance is expected to be turned back.

A counter-trend liquidation is the closing out of a position after a significant price move on the assumption that the market is due for a correction.

Winton Capital Management Limited

The portion of the Partnership's assets that are currently allocated to Winton for trading are not invested in commodity interests directly. Winton's allocation of the Partnership's assets is currently invested in the Winton Master. Winton trades its Diversified Program on behalf of the Partnership. The Diversified Program trades approximately 95 futures and forward contracts on United States and non- United States exchanges and markets.

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

Technical analysis refers to analysis based on data intrinsic to a market, such as price and volume. In contrast, fundamental analysis relies on factors external to a market, such as supply and demand. The Diversified Winton Program employs no fundamental factors.

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

(a)    Liquidity

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

(ii)    The Partnership's capital consists of the capital contributions of the partners as increased or decreased by gains or losses on trading and by expenses, interest income, redemptions of Redeemable Units and distributions of profits, if any. Gains or losses on trading cannot be predicted. Market moves in commodities are dependent upon fundamental and technical factors which the Advisors may or may not be able to identify, such as changing supply and demand relationships, weather, government, agricultural, commercial and trade programs and policies, national and international political and economic events and changes in interest rates. Partnership expenses consist of, among other things, brokerage, advisory and administrative fees. The level of these expenses is dependent upon the level of trading and the ability of the Advisors to identify and take advantage of price movements in the commodity markets, in addition to the level of Net Assets maintained. In addition, the amount of interest income payable by CGM is dependent upon interest rates over which the Partnership has no control.

No forecast can be made as to the level of redemptions in any given period. A limited partner may cause all of their Redeemable Units to be redeemed by the Partnership at the Net Asset Value thereof as of the last day of each month on ten days written notice to the General Partner. No fee will be charged for redemptions. For the year ended December 31, 2004, 4,184.0716 Redeemable Units were redeemed totaling $6,942,766. For the year ended December 31, 2003, 4,164.0183 Redeemable Units were redeemed totaling $6,523,699. For the year ended December 31, 2002, 9,179.2695 Redeemable Units were redeemed totaling $10,965,683.

The Partnership ceased to offer Redeemable Units effective April 1, 1996. Additional sales of 1.1848 Redeemable Units totaling $1,995 for the year ending December 31, 2004, 5.7407 Redeemable Units totaling $8,940 for the year ending December 31, 2003 and 9.1776 Redeemable Units totaling $11,163 for the year ending December 31, 2002, represent additional Redeemable Units offered as the differential between the ordinary brokerage fee and the reduced brokerage fee to existing limited partners investing $1,000,000 or more.

(c)    Results of Operations.

For the year ended December 31, 2004, the Net Asset Value per Redeemable Unit increased 6.7% from $1,636.64 to $1,746.36. For the year ended December 31, 2003, the Net Asset Value per Redeemable Unit increased 15.4% from $1,418.43 to $1,636.64. For the year ended December 31, 2002, the Net Asset Value per Redeemable Unit increased 22.1% from $1,161.22 to $1,418.43.

The Partnership experienced net trading gains of $11,282,023 before commissions and expenses in 2004. Gains were primarily attributable to the trading of energy, grains, non-U.S. interest rates, livestock and wood and were partially offset by losses recognised in the trading of currencies, U.S. interest rates, metals, softs and indices.

Trading results for the year 2004 can be described in three distinct periods: the first three months of the year produced positive results of nearly 13% with trends carrying over from late 2003, the next five months which saw trend disruptions and produced losses of approximately 18%, and the last four months, September through December, witnessed a recovery period with an increase in net asset value per unit of over 14%. The Partnership ended the year up 6.7%. The results for the year were heavily influenced by two historic trends: the decline and subsequent volatility in the value of the U.S. dollar versus major currencies and the run-up in the price of crude oil to over $50 a barrel.

The year started strongly with many of the trends from late 2003 continuing into early 2004. Notably lower interest rates in the U.S. and other major countries fostered strong global economic growth and pressured commodity prices. These forces resulted in upward trends in many sectors, especially energy, metals and grains and provided profitable trading opportunities for the Partnership's advisors. These trends persisted until early March when economic indicators in the U.S. and China suggested rising inflation and markets reversed precipitously with higher interest rates, collapsing commodity prices and the dollar reversal.

This began a protracted period of tentative and conflicting trends across many sectors. As expected in the nature of trend-following, the strength of profitable trends is often followed by temporary but often severe periods of losses. April through August was such a period for nearly all of the Partnership's advisors as they adjusted positions from what had been profitable, long-term trends to choppy, directionless and volatile markets. Trading was treacherous and thus unprofitable in U.S. and Asian interest rates and global stock indices while energy, metals and grains provided some offsetting profits. The fundamental economic concerns hanging over these markets were further exacerbated by the uncertainty surrounding the tightly contested U.S. presidential election.

With the year looking dismal going into the fall, the price of crude oil resumed its climb to $50 a barrel brought on by a deteriorating security situation in Iraq, Saudi Arabia political turmoil, and renewed threats of terrorism. Long positions in the energy sector contributed to a profitable September for the Partnership. As the fourth quarter began, the U.S. dollar began a precipitous slide toward $1.40 to the euro. These renewed trends in currency prices combined with declining interest rates and stronger global stock markets were favorable to the Partnership's advisors and provided a solidly profitable last four months of the year.

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

The Iraq war was the focus for much of the first half of the year. With uncertainty concerning when hostilities would begin and the possible impact of these events, investors showed a desire to move to a defensive and conservative stance. Equity markets moved lower, as did, the dollar against other major currencies. Gold prices rose, bond markets rallied, and the energy markets exhibited a risk premium concerning potential supply disruptions. This was a continuation of many of the trends carried over from 2002. During the first two months of the year, the Advisors had strong performance, up nearly 19%.

Just prior to the inception of the hostilities in Iraq, several of the Advisors reduced leverage in expectation of higher volatility in the markets. Markets were more volatile with a reduction of liquidity in response to events in March 2003. During this period, bond prices declined, the dollar stabilized, crude oil prices declined significantly, and the stock market started to rally. Even with this reduced leverage the markets were volatile and prior trends were disrupted leading to losses for the month of March. Positions returned to normal leverage in late April and May saw a substantial recovery in the Partnership's performance with profits coming from short dollar, long interest rate and long commodity positions.

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

Such risks include:

Operational/Settlement Risk — the risk of financial and opportunity loss and legal liability attributable to operational problems, such as inaccurate pricing of transactions, untimely trade execution, clearance and/or settlement, or the inability to process large volumes of transactions. The Partnership is subject to increased risks with respect to its trading activities in emerging market securities, where clearance, settlement, and custodial risks are often greater than in more established markets.

Technological Risk — the risk of loss attributable to technological limitations or hardware failure that constrain the Partnership's ability to gather, process, and communicate information efficiently and securely, without interruption, to customers, among Redeemable Units within the Partnership, and in the markets where the Partnership participates.

Legal/Documentation Risk — the risk of loss attributable to deficiencies in the documentation of transactions (such as trade confirmations) and customer relationships (such as master netting agreements) or errors that result in noncompliance with applicable legal and regulatory requirements.

Financial Control Risk — the risk of loss attributable to limitations in financial systems and controls. Strong financial systems and controls ensure that assets are safeguarded, that transactions are executed in accordance with management's authorization, and that financial information utilized by management and communicated to external parties, including the Partnership's Redeemable Unit holders, creditors, and regulators, is free of material errors.

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

The Partnership's risk exposure in the various market sectors traded by the Advisors is quantified below in terms of Value at Risk. Due to the Partnership's mark-to-market accounting, any loss in the fair value of the Partnership's open positions is directly reflected in the Partnership's earnings (realized and unrealized) and cash flows.

Exchange maintenance margin requirements have been used by the Partnership as the measure of its Value at Risk. Maintenance margin requirements are set by exchanges to equal or exceed the maximum losses reasonably expected to be incurred in the fair value of any given contract in 95%–99% of any one-day intervals. The maintenance margin levels are established by dealers and exchanges using historical price studies as well as an assessment of current market volatility (including the implied volatility of the options on a given futures contract) and economic fundamentals to provide a probabilistic estimate of the maximum expected near-term one-day price fluctuation. Maintenance margin has been used rather than the more generally available initial margin, because initial margin includes a credit risk component which is not relevant to Value at Risk.

In the case of market sensitive instruments which are not exchange traded (almost exclusively currencies in the case of the Partnership), the margin requirements for the equivalent futures positions have been used as Value at Risk. In those rare cases in which a futures-equivalent margin is not available, dealers' margins have been used.

The fair value of the Partnership's futures and forward positions does not have any optionality component. However, certain of the Advisors trade commodity options. The Value at Risk associated with options is reflected in the following table as the margin requirement attributable to the instrument underlying each option. Where this instrument is a futures contract, the futures margin has been used, and where this instrument is a physical commodity, the futures-equivalent maintenance margin has been used. This calculation is conservative in that it assumes that the fair value of an option will decline by the same amount as the fair value of the underlying instrument, whereas, in fact, the fair values of the options traded by the Partnership in almost all cases fluctuate to a lesser extent than those of the underlying instruments.

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

The Partnership's Trading Value at Risk in Different Market Sectors

The following table indicates the trading Value at Risk associated with the Partnership's open positions by market category as of December 31, 2004, and the highest, lowest and average value at any point during the year. All open position trading risk exposures of the Partnership have been included in calculating the figures set forth below. As of December 31, 2004, the Partnership's total capitalization was $69,230,858.

December 31, 2004

Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Year to Date Low Value at Risk	Average*
Currencies
– Exchange Traded Contracts	$613,200	0.89%	$1,621,311	$553,365	$757,544
– OTC Contracts	1,506,611	2.18%	1,760,811	422,027	703,756
Energy	605,970	0.88%	2,366,300	45,571	1,338,683
Grains	21,900	0.03%	638,578	8,250	327,178
Interest rates U.S.	335,650	0.48%	1,249,450	219,200	746,988
Interest rates Non-U.S.	921,228	1.33%	3,239,942	914,524	1,869,724
Livestock	16,000	0.02%	148,100	13,590	94,933
Metals
– Exchange Traded Contracts	183,000	0.26%	545,000	97,000	195,725
– OTC Contracts	277,036	0.40%	602,346	45,015	171,157
Softs	164,700	0.24%	341,479	4,000	211,144
Indices	2,453,501	3.54%	3,077,151	592,175	1,648,240
Total	$7,098,796	10.25%

*	Annual average based on month-end value at risk.

As of December 31, 2003, the Partnership's total capitalization was approximately $71,727,346.

December 31, 2003

Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Year to Date LowValue at Risk	Average*
Currencies
– Exchange Traded Contracts	$1,549,590	2.16%	$1,594,443	$352,353	$1,216,549
– OTC Contracts	1,184,457	1.65%	1,610,335	766,266	1,107,265
Energy	2,205,700	3.08%	2,554,300	125,200	1,314,797
Grains	344,461	0.48%	524,832	193,841	368,879
Interest rates U.S.	786,100	1.10%	1,346,600	89,950	637,283
Interest rates Non-U.S.	1,256,380	1.75%	3,238,751	535,816	1,470,425
Livestock	45,065	0.06%	182,200	21,410	68,886
Metals
– Exchange Traded Contracts	334,400	0.47%	409,400	76,600	265,392
– OTC Contracts	423,765	0.59%	676,175	36,750	353,390
Softs	143,156	0.20%	537,712	89,942	278,701
Indices	3,064,676	4.27%	3,991,683	120,907	2,007,311
Lumber	2,800	0.00%**	12,000	1,100	2,613
Total	$11,340,550	15.81%

*	Annual average based on month-end value at risk.

**	Due to rounding

Material Limitations on Value at Risk as an Assessment of Market Risk

The face value of the market sector instruments held by the Partnership is typically many times the applicable maintenance margin requirement (margin requirements generally range between 2% and 15% of contract face value) as well as many times the capitalization of the Partnership. The magnitude of the Partnership's open positions creates a "risk of ruin" not typically found in most other investment vehicles. Because of the size of its positions, certain market conditions — unusual, but historically recurring from time to time — could cause the Partnership to incur severe losses over a short period of time. The foregoing Value at Risk table — as well as the past performance of the Partnership — give no indication of this "risk of ruin."

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

Qualitative Disclosures Regarding Primary Trading Risk Exposures

The following qualitative disclosures regarding the Partnership's market risk exposures — except for (i) those disclosures that are statements of historical fact and (ii) the descriptions of how the Partnership manages its primary market risk exposures — constitute forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. The Partnership's primary market risk exposures as well as the strategies used and to be used by the General Partner and the Advisors for managing such exposures are subject to numerous uncertainties, contingencies and risks, any one of which could cause the actual results of the Partnership's risk controls to differ materially from the objectives of such strategies. Government interventions, defaults and expropriations, illiquid markets, the emergence of dominant fundamental factors, political upheavals, changes in historical price relationships, an influx of new market participants, increased regulation and many other factors could result in material losses as well as in material changes to the risk exposures and the management strategies of the Partnership. There can be no assurance that the Partnership's current market exposure and/or risk management strategies will not change materially or that any such strategies will be effective in either the short or long term. Investors must be prepared to lose all or substantially all of their investment in the Partnership.

The following were the primary trading risk exposures of the Partnership as of December 31, 2004, by market sector.

Interest Rates. Interest rate movements directly affect the price of the futures positions held by the Partnership and indirectly the value of its stock index and currency positions. Interest rate movements in one country as well as relative interest rate movements between countries materially impact the Partnership's profitability. The Partnership's primary interest rate exposure is to interest rate fluctuations in the United States and other G-8 countries. However, the Partnership also takes futures positions on the government debt of smaller nations — e.g., Australia.

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

Stock Indices. The Partnership's primary equity exposure is to equity price risk in the G-8 countries. The stock index futures traded by the Partnership are limited to futures on broadly based indices. As of December 31, 2004, the Partnership's primary exposures were in the EUREX (Germany) and Chicago Mercantile Exchange (U.S.) stock indices. The Partnership is primarily exposed to the risk of adverse price trends or static markets in the major U.S., European and Japanese indices. (Static markets would not cause major market changes but would make it difficult for the Partnership to avoid being "whipsawed" into numerous small losses.)

Metals. The Partnership's primary metal market exposure is to fluctuations in the price of gold and copper.

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

Qualitative Disclosures Regarding Non-Trading Risk Exposure

The following were the only non-trading risk exposures of the Partnership as of December 31, 2004.

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

Item 8.    Financial Statements and Supplementary Data.

SMITH BARNEY DIVERSIFIED FUTURES FUND L.P.

INDEX TO FINANCIAL STATEMENTS

Page Number
Oath or Affirmation	F-2
Report of Independent Registered Public Accounting Firm	F-3
Financial Statements:
Statements of Financial Condition at December 31, 2004 and 2003	F-4
Condensed Schedules of Investments at December 31, 2004 and 2003	F-5 – F-6
Statements of Income and Expenses for the years ended December 31, 2004, 2003 and 2002	F-7
Statements of Changes in Partners' Capital for the years ended December 31, 2004, 2003 and 2002	F-8
Statements of Cash Flows for the years ended December 31, 2004, 2003 and 2002	F-9
Notes to Financial Statements	F-10 – F-14
Selected Unaudited Quarterly Financial Data	F-15

To the Limited Partners of
Smith Barney Diversified Futures Fund L.P.

To the best of the knowledge and belief of the undersigned, the information contained herein is accurate and complete.

/s/ Daniel R. McAuliffe, Jr.

By: Daniel R. McAuliffe, Jr. Chief Financial Officer and Director Citigroup Managed Futures LLC General Partner, Smith Barney Diversified Futures Fund L.P.
Citigroup Managed Futures LLC 399 Park Avenue 7th Floor New York, N.Y. 10022 212-559-2011

Report of Independent Registered Public Accounting Firm

To the Partners of
Smith Barney Diversified Futures Fund L.P.:

We have audited the accompanying statements of financial condition of Smith Barney Diversified Futures Fund L.P. (the Partnership), including the condensed schedules of investments, as of December 31, 2004 and 2003, and the related statements of income and expenses, changes in partners' capital, and cash flows for each of the years in the three-year period ended December 31, 2004. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Smith Barney Diversified Futures Fund L.P. as of December 31, 2004 and 2003, and the results of its operations, changes in its partners' capital, and its cash flows for each of the years in the three-year period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

New York, New York
March 14, 2005

Smith Barney
Diversified Futures Fund L.P.
Statements of Financial Condition
December 31, 2004 and 2003

	2004	2003
Assets:
Investment in the CMF Winton Master Fund L.P., at fair value (Note 5)	$16,141,889	$—
Equity in commodity futures trading account:
Cash (restricted $8,098,048 and $13,379,393 in 2004 and 2003, respectively) (Note 3c)	52,660,336	67,983,573
Net unrealized appreciation on open futures positions	1,601,032	3,677,203
Unrealized appreciation on open forward contracts	2,250,162	4,260,481
	72,653,419	75,921,257
Interest receivable (Note 3c)	69,831	40,233
	$72,723,250	$75,961,490
Liabilities and Partners' Capital:
Liabilities:
Unrealized depreciation on open forward contracts	$1,925,334	$2,298,360
Accrued expenses:
Commissions (Note 3c)	329,810	344,098
Management fees (Note 3b)	112,466	119,768
Incentive fees (Note 3b)	78,926	761,281
Professional fees	43,717	34,038
Other	17,081	7,420
Redemptions payable (Note 6)	985,058	669,179
	3,492,392	4,234,144
Partners' capital (Notes 1 and 6)
General Partner, 1,276.7484 Unit equivalents outstanding in 2004 and 2003	2,229,662	2,089,578
Limited Partners, 38,366.2074 and 42,549.0942 Redeemable Units of Limited Partnership Interest outstanding in 2004 and 2003, respectively	67,001,196	69,637,768
	69,230,858	71,727,346
	$72,723,250	$75,961,490

See accompanying notes to financial statements.

Smith Barney Diversified Futures Fund L.P.
Condensed Schedule of Investments
December 31, 2004

Sector	Contract	Fair Value
Currencies
	Futures contracts purchased 0.61%	$423,469
	Unrealized appreciation on forward contracts 2.85%	1,969,858
	Unrealized depreciation on forward contracts (2.38)%	(1,645,688)
	Total forward contracts 0.47%	324,170
Total Currencies 1.08%		747,639
Energy
	Futures contracts purchased (0.06%)	(43,173)
	Futures contracts sold 0.42%	293,267
Total Energy 0.36%		250,094
Grains
	Futures contracts purchased (0.12)%	(80,231)
	Futures contracts sold (0.00)%*	(703)
Total Grains (0.12)%		(80,934)
Interest Rates U.S.
	Futures contracts purchased 0.09%	62,139
	Futures contracts sold 0.10%	69,596
Total Interest Rates U.S. 0.19%		131,735
Interest Rates Non-U.S.
	Futures contracts purchased 0.43%	294,324
	Futures contracts sold 0.00%*	325
Total Interest Rates Non-U.S. 0.43%		294,649
Livestock 0.02%	Futures contracts purchased 0.02%	16,491
Metals
	Futures contracts purchased (0.03)%	(22,450)
	Unrealized appreciation on forward contracts 0.40%	280,304
	Unrealized depreciation on forward contracts (0.40)%	(279,646)
	Total forward contracts 0.00%*	658
Total Metals (0.03)%		(21,792)
Softs
	Futures contracts purchased 0.14%	93,622
	Futures contracts sold (0.02)%	(12,420)
Total Softs 0.12%		81,202
Indices
	Futures contracts purchased 0.73%	505,676
	Futures contracts sold 0.00%*	1,100
Total Indices 0.73%		506,776
Investment in Partnership 23.32%	CMF Winton Master Fund L.P. 23.32%	16,141,889
Total Fair Value 26.10%		$18,067,749

Country Composition	Investments at Fair Value	% of Investments at Fair Value
Australia	$737	0.00*	%
Canada	(725)	(0.00)	*
France	(1,582)	(0.01)
Germany	176,133	0.97
Hong Kong	257	0.00	*
Japan	72,974	0.40
Spain	53,523	0.30
United Kingdom	167,316	0.93
United States	17,599,116	97.41
	$18,067,749	100.00%

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

Smith Barney
Diversified Futures Fund L.P.
Statements of Income and Expenses
for the years ended
December 31, 2004, 2003 and 2002

	2004	2003	2002
Income:
Net gains (losses) on trading of commodity interests:
Realized gains on closed positions and foreign currencies	$13,010,644	$17,063,534	$17,151,149
Change in unrealized gains (losses) on open positions and investment in Partnership	(1,728,621)	684,970	3,153,693
	11,282,023	17,748,504	20,304,842
Interest income (Note 3c)	640,231	575,911	816,470
	11,922,254	18,324,415	21,121,312
Expenses:
Brokerage commissions including clearing fees of $124,623, $147,603 and $163,483, respectively (Note 3c)	4,095,297	4,367,509	3,930,667
Management fees (Note 3b)	1,334,878	1,448,067	1,591,520
Incentive fees (Note 3b)	1,959,015	2,258,395	2,865,987
Professional fees	65,980	61,800	73,032
Other expenses	22,801	8,486	12,380
	7,477,971	8,144,257	8,473,586
Net income	$4,444,283	$10,180,158	$12,647,726
Net income per Redeemable Unit of Limited Partnership Interest and General Partner Unit equivalent (Notes 1 and 7)	$109.72	$218.21	$257.21

See accompanying notes to financial statements.

Smith Barney
Diversified Futures Fund L.P.
Statements of Changes in Partners' Capital
for the years ended
December 31, 2004, 2003 and 2002

	Limited Partners	General Partner	Total
Partners' capital at December 31, 2001	$63,989,482	$2,379,259	$66,368,741
Net income	12,216,008	431,718	12,647,726
Sale of 9.1776 Redeemable Units of Limited Partnership Interest	11,163	—	11,163
Redemption of 8,407.0871 Redeemable Units of Limited Partnership Interest and 772.1824 Units of General Partnership Interest	(9,965,684)	(999,999)	(10,965,683)
Partners' capital at December 31, 2002	66,250,969	1,810,978	68,061,947
Net income	9,901,558	278,600	10,180,158
Sale of 5.7407 Redeemable Units of Limited Partnership Interest	8,940	—	8,940
Redemption of 4,164.0183 Redeemable Units of Limited Partnership Interest	(6,523,699)	—	(6,523,699)
Partners' capital at December 31, 2003	69,637,768	2,089,578	71,727,346
Net income	4,304,199	140,084	4,444,283
Sale of 1.1848 Redeemable Units of Limited Partnership Interest	1,995	—	1,995
Redemption of 4,184.0716 Redeemable Units of Limited Partnership Interest	(6,942,766)	—	(6,942,766)
Partners' capital at December 31, 2004	$67,001,196	$2,229,662	$69,230,858
Net Assets Per Redeemable Units
2002 $1,418.43
2003 $1,636.64
2004 $1,746.36

See accompanying notes to financial statements.

Smith Barney
Diversified Futures Fund L.P.
Statements of Cash Flows
for the years ended December 31, 2004, 2003 and 2002

	2004	2003	2002
Cash flows from operating activities:
Net income	$4,444,283	$10,180,158	$12,647,726
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Changes in operating assets and liabilities:
(Increase) decrease in restricted cash	5,281,345	(3,136,212)	(1,756,095)
(Increase) decrease in investment in CMF Winton Master Fund L.P. at fair value	(16,141,889)	—	—
(Increase) decrease in unrealized appreciation on open futures positions	2,076,171	1,501,489	(3,582,572)
(Increase) decrease in unrealized appreciation on open forward contracts	2,010,319	(2,358,792)	(794,148)
(Increase) decrease in commodity options owned, at fair value	—	—	849,250
(Increase) decrease in interest receivable	(29,598)	13,085	23,776
Increase (decrease) in unrealized depreciation on open forward contracts	(373,026)	172,333	2,126,027
Accrued expenses:
Increase (decrease) in commissions	(14,288)	23,281	12,572
Increase (decrease) in management fees	(7,302)	(23,702)	(9,872)
Increase (decrease) in incentive fees	(682,355)	706,246	55,035
Increase (decrease) in professional fees	9,679	(31,123)	1,333
Increase (decrease) in other	9,661	1,149	(5,583)
Increase (decrease) in redemptions payable	315,879	256,907	194,682
Net cash provided by (used in) operating activities	(3,101,121)	7,304,819	9,762,131

Cash flows from financing activities:
Proceeds from additions - Limited Partners	1,995	8,940	11,163
Payments for redemptions - Limited Partners	(6,942,766)	(6,523,699)	(9,965,684)
Payments for redemptions - General Partner	—	—	(999,999)

Net cash provided by (used in) financing activities	(6,940,771)	(6,514,759)	(10,954,520)

Net change in cash	(10,041,892)	790,060	(1,192,389)
Unrestricted cash, at beginning of year	54,604,180	53,814,120	55,006,509
Unrestricted cash, at end of year	$44,562,288	$54,604,180	$53,814,120

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

The Partnership will be liquidated upon the first of the following to occur: December 31, 2013; the Net Asset Value of a Redeemable Unit decreases to less than $400 per Redeemable Unit as of the close of any business day; or under certain other circumstances as defined in the Limited Partnership Agreement.

2.    Accounting Policies:

a.	All commodity interests (including derivative financial instruments and derivative commodity instruments) are used for trading purposes. The commodity interests are recorded on trade date and open contracts are recorded in the statements of financial condition at fair value on the last business day of the year, which represents market value for those commodity interests for which market quotations are readily available. Investments in commodity interests denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing on the last business day of the year. Realized gains (losses) and changes in unrealized gains (losses) on open positions are recognized in the period in which the contract is closed or the changes occur and are included in net gains (losses) on trading of commodity interests.

b.	The Partnership may purchase and write (sell) options. An option is a contract allowing, but not requiring, its holder to buy (call) or sell (put) a specific or standard commodity or financial instrument at a specified price during a specified time period. The option premium is the total price paid or received for the option contract. When the Partnership writes an option, the premium received is recorded as a liability in the statements of financial condition and marked to market daily. When the Partnership purchases an option, the premium paid is recorded as an asset in the statements of financial condition and marked to market daily.

c.	Income taxes have not been provided as each partner is individually liable for the taxes, if any, on their share of the Partnership's income and expenses.

d.	The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

e.	Certain prior year amounts have been reclassified to conform to current year presentation.

Smith Barney
Diversified Futures Fund L.P.
Notes to Financial Statements

3.    Agreements:

a.	Limited Partnership Agreement:

The Limited Partnership Agreement provides that the General Partner shall manage the business of the Partnership and may make all trading decisions for the Partnership.

b.	Management Agreements:

The General Partner has entered into Management Agreements with Campbell & Co., Inc. ("Campbell"), Winton Capital Management ("Winton"), Graham Capital Management L.P. ("Graham") and Willowbridge Associates, Inc. ("Willowbridge"), (collectively, the "Advisors"), each of which are registered commodity trading advisors. The Advisors are not affiliated with one another, are not affiliated with the General Partner or CGM and are not responsible for the organization or operation of the Partnership. The Partnership will pay Campbell, Graham and Willowbridge a monthly management fee equal to 1/6 of 1% (2% per year) of Net Assets allocated to the Advisors as of the end of each month. Winton will receive a monthly management fee equal to 1/12 of 1.5% (1.5% per year) of Net Assets allocated to it as of the end of each month. Month-end Net Assets, for the purpose of calculating management fees are Net Assets, as defined in the Limited Partnership Agreement, prior to the reduction of redemptions and incentive fees.

In addition, the Partnership is obligated to pay each Advisor 20% of the New Trading Profits, as defined in the Management Agreements, earned by each Advisor for the Partnership in each calendar quarter.

c.	Customer Agreement

The Partnership has entered into a Customer Agreement which provides that the Partnership will pay CGM a monthly brokerage fee equal to 11/24 of 1% (5.5% per year) of month-end Net Assets in lieu of brokerage commissions on a per trade basis. Month-end Net Assets, for the purpose of calculating commissions are Net Assets, as defined in the Limited Partnership Agreement, prior to the reduction of accrued expenses and redemptions payable. CGM will pay a portion of brokerage fees to its financial consultants who have sold Redeemable Units in this offering. Brokerage fees will be paid for the life of the Partnership, although the rate at which such fees are paid may be changed. The Partnership will pay for National Futures Association fees as well as exchange, clearing, user, give-up and floor brokerage fees. All of the Partnership's assets are deposited in the Partnership's account at CGM. The Partnership's cash is deposited by CGM in segregated bank accounts to the extent required by Commodity Futures Trading Commission regulations. At December 31, 2004 and 2003, the amount of cash held for margin requirements was $8,098,048 and $13,379,393, respectively. CGM has agreed to pay the Partnership interest on 80% of the average daily equity maintained in cash in its account during each month at a 30-day U.S. Treasury bill rate determined weekly by CGM based on the average noncompetitive yield on 3-month U.S. Treasury bills maturing in 30 days from the date on which such weekly rate is determined. The Customer Agreement between the Partnership and CGM gives the Partnership the legal right to net unrealized gains and losses. The Customer Agreement may be terminated upon notice by either party.

4.    Trading Activities:

The Partnership was formed for the purpose of trading contracts in a variety of commodity interests, including derivative financial instruments and derivative commodity instruments. The results of the Partnership's trading activities are shown in the statements of income and expenses.

All of the commodity interests owned by the Partnership are held for trading purposes. The average fair value during the years ended December 31, 2004 and 2003, based on a monthly calculation, was $2,973,373 and $4,386,216, respectively.

Smith Barney
Diversified Futures Fund L.P.
Notes to Financial Statements

5.    Investment in Partnership:

Effective November 1, 2004, the Partnership allocated capital for trading to the CMF Winton Master Fund L.P., a limited partnership organized under the partnership laws of New York State (the "Winton Master"). The Partnership purchased 15,054.1946 Units of the Winton Master with cash equal to $14,251,586 and a contribution of open commodity futures and forward positions with a value of $802,609. The Winton Master was formed in order to permit accounts managed now or in the future by Winton, to invest together in one trading vehicle. The General Partner of the Partnership is the general partner of the Winton Master. Individual and pooled accounts currently managed by Winton, including the Partnership (collectively, the "Feeder Funds"), are permitted to be limited partners of the Winton Master. The General Partner and Winton believe that trading through this master/feeder structure should promote efficiency and economy in the trading process. Expenses to investors as a result of investment in the Winton Master are approximately the same and redemption rights are not affected.

The Winton Master's trading of futures, forwards and options contracts, if applicable, on commodities is done primarily on United States of America commodity exchanges and foreign commodity exchanges. It engages in such trading through a commodity brokerage account maintained with CGM.

A limited partner may withdraw all or part of his capital contribution and undistributed profits, if any, from the Winton Master in multiples of the net asset value per unit of limited partnership interest as of the last day of a month after a request for redepmtion has been made to the general partner at least 3 days in advance of month-end.

All management fees in connection with the management agreement are borne by the Feeder Funds. All exchange, clearing, user, give-up, floor brokerage and National Futures Association fees are borne by the Winton Master. All other fees including CGM's direct brokerage commission shall be borne by the Feeder Funds.

As of December 31, 2004, the Partnership owned approximately 14.0% of the Winton Master. The performance of the Partnership is directly affected by the performance of the Winton Master.

Summarized information reflecting the Partnership's investment in, and the operations of, the Winton Master is a shown in the following table.

Investment	% of Partnership's Net Assets	Fair Value	Income	Expenses		Net Income	Investment Objective	Redemptions Permitted
				Commissions	Other
For the year ended December 31, 2004
CMF Winton Master Fund LLC	23.32%	$16,141,889	$1,208,997	$25,085	$1,680	$1,182,232	CommodityPortfolio	Monthly

Smith Barney
Diversified Futures Fund L.P.
Notes to Financial Statements

6.    Distributions and Redemptions:

Distributions of profits, if any, will be made at the sole discretion of the General Partner and at such times as the General Partner may decide. A limited partner may require the Partnership to redeem their Redeemable Units at their Net Asset Value as of the last day of each month on 10 days notice to the General Partner. No fee will be charged for redemptions.

7.    Financial Highlights:

Changes in the Net Asset Value per Redeemable Unit of Limited Partnership Interest for the years ended December 31, 2004, 2003 and 2002 are as follows:

	2004	2003	2002
Net realized and unrealized gains*	$173.57	$286.97	$330.00
Interest income	15.31	12.43	15.57
Expenses**	(79.16)	(81.19)	(88.36)
Increase for the year	109.72	218.21	257.21
Net asset value per Redeemable Unit, beginning of year	1,636.64	1,418.43	1,161.22
Net asset value per Redeemable Unit, end of year	$1,746.36	$1,636.64	$1,418.43

*	Includes brokerage commissions

**	Excludes brokerage commissions

	2004	2003	2002
Ratios to average net assets:
Net investment loss before incentive fees***	(7.0)%	(7.4)%	(7.5)%
Operating expenses	7.9%	8.2%	8.8%
Incentive fees	2.8%	3.1%	4.5%
Total expenses	10.7%	11.3%	13.3%
Total return:
Total return before incentive fees	9.7%	19.0%	27.3%
Incentive fees	(3.0)%	(3.6)%	(5.2)%
Total return after incentive fees	6.7%	15.4%	22.1%

***	Interest income less total expenses (exclusive of incentive fees)

The above ratios may vary for individual investors based on the timing of capital transactions during the year. Additionally, these ratios are calculated for the limited partner class using the limited partners' share of income, expenses and average net assets.

8.    Financial Instrument Risks:

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

Smith Barney
Diversified Futures Fund L.P.
Notes to Financial Statements

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

The majority of these instruments mature within one year of December 31, 2004. However, due to the nature of the Partnership's business, these instruments may not be held to maturity.

Selected unaudited quarterly financial data for the years ended December 31, 2004 and 2003 are summarized below:

	For the period from October 1, 2004 to December 31, 2004	For the period from July 1, 2004 to September 30, 2004	For the period from April 1, 2004 to June 30, 2004	For the period from January 1, 2004 to March 31, 2004
Net realized and unrealized trading gains (losses) net of brokerage commissions and clearing fees plus interest income	$8,831,288	$(1,411,120)	$(10,847,664)	$11,254,453
Net income (loss)	$8,401,206	$(1,734,480)	$(11,199,369)	$8,976,926
Increase (decrease) in Net Asset Value per Redeemable Unit	$206.37	$(41.39)	$(262.34)	$207.08

	For the period from October 1, 2003 to December 31, 2003	For the period from July 1, 2003 to September 30, 2003	For the period from April 1, 2003 to June 30, 2003	For the period from January 1, 2003 to March 31, 2003
Net realized and unrealized trading gains (loss) net of brokerage commissions and clearing fees plus interest income	$7,116,170	$(3,308,315)	$2,478,366	$7,670,685
Net income (loss)	$6,002,299	$(3,665,355)	$1,599,820	$6,243,394
Increase (decrease) in Net Asset Value per Redeemable Unit	$135.19	$(79.85)	$33.34	$129.53

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None

Item 9A.    Controls and Procedures.

Based on their evaluation of the Partnership's disclosure controls and procedures as of year end the Chief Executive Officer and Chief Financial Officer of the General Partner have concluded that such controls and procedures are effective.

There were no significant changes in the Partnership's internal controls or in other factors that could significantly affect such controls subsequent to the date of their evaluation as of year end.

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

Item 11.    Executive Compensation.

The Partnership has no directors or officers. Its affairs are managed by Citigroup Managed Futures LLC, its General Partner. CGM, an affiliate of the General Partner, is the commodity broker for the Partnership and receives brokerage commissions for such services, as described under "Item 1. Business." Brokerage commissions and clearing fees of $4,095,297 were earned by CGM for the year ended December 31, 2004. Management fees and incentive fees of $1,334,878 and $1,959,015, respectively, were earned by the Advisors for the year ended December 31, 2004.

Item 12.    Security Ownership of Certain Beneficial Owners and Management.

(a)    Security ownership of certain beneficial owners. As of March 1, 2005, the Partnership knows of no person who beneficially owns more than 5% of the Redeemable Units outstanding.

(b)    Security ownership of management. Under the terms of the Limited Partnership Agreement, the Partnership's affairs are managed by the General Partner. The General Partner owns Units of general partnership interest equivalent to 1,276.7484 Unit equivalents (3.2%) as of December 31, 2004.

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

Item 14.    Principal Accountant Fees and Services

(1)    Audit Fees. The aggregate fees billed for each of the last two fiscal years for professional services rendered by KPMG LLP for the audit of the Partnership's annual financial statements, review of financial statements included in the Partnership's Forms 10-Q and other services normally provided in connection with regulatory filings or engagements are as follows:

2004	$31,670

2003	$31,136

(2)    Audit-Related Fees. None

(3)    Tax Fees. The aggregate fees billed for each of the last two fiscal years for professional services rendered by KPMG LLP for tax compliance and tax advice given in the preparation of the Partnership's Schedule K1s, the preparation of the Partnership's Form 1065 and preparation of all State Tax Returns are as follows:

2004	$5,136

2003	$4,809

(4)    All Other Fees. None.

(5)    Not Applicable.

(6)    Not Applicable.

PART IV

Item 15.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a) (1)	Financial Statements:

Statements of Financial Condition at December 31, 2004 and 2003.

Condensed Schedules of Investments at December 31, 2004 and 2003.

Statements of Income and Expenses for the years ended December 31, 2004, 2003 and 2002.

Statements of Changes in Partners' Capital for the years ended December 31, 2004, 2003 and 2002.

Statements of Cash Flows for the years ended December 31, 2004, 2003 and 2002.

Notes to Financial Statements.

(2)	Exhibits:

3.1 –	Limited Partnership Agreement (filed as Exhibit 3.1 to the Registration Statement on Form S-1 (File No. 33-75056 and incorporated herein by reference).

3.2 –	Certificate of Limited Partnership of the Partnership as filed in the office of the County Clerk of New York County on October 13, 1993 (filed as Exhibit 3.2 to the Registration Statement on Form S-1 (File No. 33-75056) and incorporated herein by reference).

10.1 –	Customer Agreement between the Partnership and Smith Barney (filed as Exhibit 10.1 to the Registration Statement on Form S-1 (File No. 33-75056) and incorporated herein by reference).

10.3 –	Escrow Instructions relating to escrow of subscription funds (filed as Exhibit 10.3 to the Registration Statement on Form S-1 (File No. 33-75056) and incorporated herein by reference).

10.5 –	Management Agreement among the Partnership, the General Partner and Campbell & Company, Inc. (filed as Exhibit 10.5 to the Registration Statement on Form S-1 (File No. 33-75056) and incorporated herein by reference).

10.6 –	Management Agreement among the Partnership, the General Partner and Colorado Commodity Management Corp. (filed as Exhibit 10.6 to the Registration Statement on Form S-1 (File No. 33-75056) and incorporated herein by reference).

10.7 –	Management Agreement among the Partnership, the General Partner and John W. Henry & Company, Inc. (filed as Exhibit 10.7 to the Registration Statement on Form S-1 (File No. 33-75056) and incorporated herein by reference).

10.8 –	Management Agreement among the Partnership, the General Partner and Hyman Beck & Company (filed as Exhibit 10.8 to the Registration Statement on Form S-1 (File No. 33-75056) and incorporated herein by reference).

10.9 –	Letter dated May 19, 1994 from the General Partner to Colorado Commodities Management Corp. terminating the Management Agreement (previously filed).

10.10 –	Management Agreement among the Partnership, the General Partner and Chesapeake Capital Corp. (previously filed).

10.11 –	Letters extending Management Agreements with John W. Henry & Company, Inc., Hyman Beck & Company, Campbell & Co., Inc. and Chesapeake Capital Corp. (previously filed).

10.12 –	Management Agreement among the Partnership, the General Partner and Abraham Trading Co. (previously filed).

10.13 –	Management Agreement among the Partnership, the General Partner and Rabar Market Research Inc. (previously filed).

10.14 –	Management Agreement among the Partnership, the General Partner and AIS Futures Management, Inc. (previously filed).

10.15 –	Letter dated October 1, 1996 from the General Partner to Hyman Beck & Company terminating the Management Agreement (previously filed).

10.16 –	Management Agreement among the Partnership, the General Partner and Telesis Management Inc. (filed as Exhibit 10.16 to the Form 10-K for the year ended December 31, 1997).

10.17 –	Letter terminating Management Agreement with Chesapeake Capital Corporation (filed as Exhibit 10.17 to the Form 10-K for the year ended December 31, 1997).

10.18 –	Letter terminating Management Agreement with Abraham Trading Co. (filed as Exhibit 10.18 to the Form 10-K for the year ended December 31, 1997).

10.19 –	Management Agreement among the Partnership, the General Partner and Trendview Management, Inc. (filed as Exhibit 10.19 to the Form 10-K for the year ended December 31, 1997).

10.20 –	Letters extending Management Agreements with Campbell & Co., Chesapeake Capital Corp., John W. Henry & Company Inc., AIS Futures Management L.L.C., Abraham Trading Co. and Rabar Market Research Inc. (filed as Exhibit 10.20 to the Form 10-K for the year ended December 31, 1997).

10.21 –	Letter terminating AIS Futures Management, Inc. (previously filed).

10.22 –	Letter terminating Telesis Management Inc. (previously filed).

10.23 –	Letters extending Management Agreements with Campbell & Co., John W. Henry & Company Inc., Rabar Market Research Inc. and Trendview Management Inc. (previously filed).

10.24 –	Management Agreement among the Partnership, the General Partner and Willowbridge Associates, Inc. (filed as Exhibit 10.24 to the Form 10-K for the year ended December 31, 1999).

10.25 –	Management Agreement among the Partnership, the General Partner and Stonebrook Capital Management, Inc. (filed as Exhibit 10.25 to the Form 10-K for the year ended December 31, 1999).

10.26–	Letters extending Management Agreements with Campbell & Co., Inc., John W. Henry & Company Inc., Rabar Market Research Inc. and Trendview Management Inc. (previously filed).

10.27 –	Letters terminating John W. Henry & Company Inc., Rabar Market Research Inc. and Trendview Management Inc. (previously filed).

10.28 –	Management Agreement among the Partnership, the General Partner and Bridgewater Associates, Inc. (previously filed).

10.29 –	Management Agreement among the Partnership, the General Partner and Dominion Capital Management, Inc. (previously filed).

10.30 –	Letters extending Management Agreements with Campbell & Co., Inc., Willowbridge Associates, Inc. and Stonebrook Structured Products, LLC (previously filed).

10.31 –	Letter terminating Bridgewater Associates, Inc. (previously filed).

10.32 –	Management Agreement among the Partnership, the General Partner and Winton Capital Management (previously filed).

10.33 –	Management Agreement among the Partnership, the General Partner and Graham Capital Management L.P. (previously filed).

10.34 –	Letters extending Management Agreements with Campbell & Co., Inc., Willowbridge Associates, Inc., Dominion Capital Management, Inc. and Stonebrook Structured Products, LLC (previously filed).

10.35 –	Letter terminating Dominion Capital Management, Inc. (previously filed).

10.36 –	Letters extending Management Agreements with Campbell & Co., Inc., Willowbridge Associates, Inc., Winton Capital Management, Stonebrook Structured Products, LLC and Graham Capital Management L.P. (previously filed).

10.37 –	Letter terminating Stonebrook Structured Products LLC (previously filed).

10.38 –	Letters extending Management Agreements with Campbell & Co., Inc., Willowbridge Associates, Inc., Winton Capital Management, and Graham Capital Management L.P. (previously filed).

10.39	Letters extending Management Agreements with Campbell & Co. Inc., Willowbridge Associates, Inc., Winton Capital Management, and Graham Capital Management L.P. (filed herein).

16.1 –	Letter from PricewaterhouseCoopers (previously filed).

The exhibits required to be filed by Item 601 of regulation S-K are incorporated herein by reference

31.1 –	Rule 13a-14(a)/15d-14(a) Certification (Certification of President and Director)

31.2 –	Rule 13a-14(a)/15d-14(a) Certification (Certification of Chief Financial Officer and Director)

32.1 –	Section 1350 Certification (Certification of President and Director)

32.2 –	Section 1350 Certification (Certification of Chief Financial Officer and Director)

(b)	Reports on Form 8-K: None Filed.

Supplemental Information To Be Furnished With Reports Filed Pursuant To Section 15(d) Of The Act By Registrants Which Have Not Registered Securities Pursuant To Section 12 Of The Act.

Annual Report to Limited Partners

No proxy material has been sent to Limited Partners.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this annual report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York and State of New York on the 31st day of March 2005.

SMITH BARNEY DIVERSIFIED FUTURES FUND L.P.

By:    Citigroup Managed Futures LLC
           (General Partner)

By:    /s/ David J. Vogel
           David J. Vogel, President and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report on Form 10-K has been signed below by the following persons in the capacities and on the date indicated.

/s/ David J. Vogel	/s/ Shelley Ullman
David J. Vogel	Shelley Ullman
President and Director	Director
/s/ Maureen O'Toole	/s/ Steven J. Keltz
Maureen O'Toole	Steven J. Keltz
Director	Secretary and Director
/s/ Daniel R. McAuliffe, Jr.
Daniel R. McAuliffe, Jr.
Chief Financial Officer and
Director