Form 10-Q
period 2005-03-31
SMITH BARNEY DIVERSIFIED FUTURES FUND LP
filed 2005-05-16
CIK 911503

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
(X) QUARTERLY REPORT UNDER SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
OR (    ) TRANSITION REPORT UNDER SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter ended March 31, 2005

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
FORM 10-Q
INDEX

		Page Number
PART I – Financial Information:
Item 1.	Financial Statements:
	Statements of Financial Condition at March 31, 2005 and December 31, 2004 (unaudited)	3
	Condensed Schedules of Investments at March 31, 2005 and December 31, 2004 (unaudited)	4 – 5
	Statements of Income and Expenses and Partners' Capital for the three months ended March 31, 2005 and 2004 (unaudited)	6
	Statements of Cash Flows for the three months ended March 31, 2005 and 2004 (unaudited)	7
	Notes to Financial Statements (unaudited)	8 – 12
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	13 – 14
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	15 – 16
Item 4.	Controls and Procedures	17
PART II – Other Information		18

PART I

Item 1. Financial Statements

Smith Barney Diversified Futures Fund L.P.
Statements of Financial Condition
(Unaudited)

	March 31, 2005	December 31, 2004
ASSETS:
Investment in Partnerships, at fair value	$35,135,968	$16,141,889
Equity in commodity futures trading account:
Cash (restricted $5,549,772 and $8,098,048 in 2004 and 2005, respectively)	29,103,527	52,660,336
Net unrealized appreciation on open futures positions	1,054,791	1,601,032
Unrealized appreciation on open forward contracts	389,661	2,250,162
	65,683,947	72,653,419
Interest receivable	53,621	69,831
	$65,737,568	$72,723,250
LIABILITIES AND PARTNERS' CAPITAL:
Liabilities:
Unrealized depreciation on open forward contracts	$484,680	$1,925,334
Accrued expenses:
Commissions	304,811	329,810
Management fees	103,064	112,466
Incentive fees	153,674	78,926
Other	81,101	60,798
Redemptions payable	642,371	985,058
	1,769,701	3,492,392

Partners' Capital:
General Partner, 1,276.7484 Unit equivalents outstanding in 2005 and 2004	2,101,592	2,229,662
Limited Partners, 37,584.7366 and 38,366.2074 Redeemable Units of Limited Partnership Interest outstanding in 2005 and 2004, respectively	61,866,275	67,001,196
	63,967,867	69,230,858
	$65,737,568	$72,723,250

See Accompanying Notes to Financial Statements.

Smith Barney Diversified Futures Fund L.P.
Condensed Schedule of Investments
March 31, 2005
(Unaudited)

Sector	Contract	Fair Value
Currencies
	Futures contracts sold 0.19%	$119,385
	Futures contracts purchased (0.08)%	(51,170)
	Total futures contracts 0.11%	68,215
	Unrealized depreciation on forward contracts (0.65)%	(418,896)
	Unrealized appreciation on forward contracts 0.23%	149,812
	Total forward contracts (0.42)%	(269,084)
Total Currencies (0.31)%		(200,869)
Energy 1.20%	Futures contracts purchased 1.20%	770,329
Grains 0.30%	Futures contracts purchased 0.30%	190,757
U.S. Interest Rates 0.24%	Futures contracts sold 0.24%	155,745
Interest Rates Non-U.S.
	Futures contracts sold (0.36)%	(232,708)
	Futures contracts purchased 0.01%	9,339
Total Interest Rates Non-U.S. (0.35)%		(223,369)
Metals
	Futures contracts purchased 0.10%	65,963
	Unrealized depreciation on forward contracts (0.10)%	(65,784)
	Unrealized appreciation on forward contracts 0.37%	239,849
	Total forward contracts 0.27%	174,065
Total Metals 0.37%		240,028
Softs
	Futures contracts sold (0.00)%*	(3,875)
	Futures contracts purchased 0.37%	238,252
Total Softs 0.37%		234,377
Indices
	Futures contracts sold (0.01)%	(5,437)
	Futures contracts purchased (0.31)%	(201,789)
Total Indices (0.32)%		(207,226)
Investment in Partnerships
	CMF Campbell Master Fund LP 28.58%	18,285,362
	CMF Winton Master Fund LP 26.34%	16,850,606
Total Investment in Partnerships 54.93%		35,135,968
Total Fair Value 56.43%		$36,095,740

Country Composition	Investments at Fair Value	% of Investments at Fair Value
Australia	$(8)	(0.00) %*
France	22,560	0.06
Germany	(257,240)	(0.71)
Hong Kong	(10,834)	(0.03)
Japan	(92,555)	(0.26)
Spain	2,983	0.01
United Kingdom	120,816	0.34
United States	36,310,018	100.59
	$36,095,740	100.00%

Percentages are based on Partners' capital unless otherwise indicated.

*	Due to rounding

See Accompanying Notes to Financial Statements.

Smith Barney Diversified Futures Fund L.P.
Condensed Schedule of Investments
December 31, 2004

Sector	Contract	Fair Value
Currencies
	Futures contracts purchased 0.61%	$423,469
	Unrealized appreciation on forward contracts 2.85%	1,969,858
	Unrealized depreciation on forward contracts (2.38)%	(1,645,688)
	Total forward contracts 0.47%	324,170
Total Currencies 1.08%		747,639
Energy
	Futures contracts purchased (0.06)%	(43,173)
	Futures contracts sold 0.42%	293,267
Total Energy 0.36%		250,094
Grains
	Futures contracts purchased (0.12)%	(80,231)
	Futures contracts sold (0.00)%*	(703)
Total Grains (0.12)%		(80,934)
Interest Rates U.S.
	Futures contracts purchased 0.09%	62,139
	Futures contracts sold 0.10%	69,596
Total Interest Rates U.S. 0.19%		131,735
Interest Rates Non-U.S.
	Futures contracts purchased 0.43%	294,324
	Futures contracts sold 0.00%*	325
Total Interest Rates Non-U.S. 0.43%		294,649
Livestock 0.02%	Futures contracts purchased 0.02%	16,491
Metals
	Futures contracts purchased (0.03)%	(22,450)
	Unrealized appreciation on forward contracts 0.40%	280,304
	Unrealized depreciation on forward contracts (0.40)%	(279,646)
	Total forward contracts 0.00%*	658
Total Metals (0.03)%		(21,792)
Softs
	Futures contracts purchased 0.14%	93,622
	Futures contracts sold (0.02)%	(12,420)
Total Softs 0.12%		81,202
Indices
	Futures contracts purchased 0.73%	505,676
	Futures contracts sold 0.00%*	1,100
Total Indices 0.73%		506,776
Investment in Partnership 23.32%	CMF Winton Master Fund L.P. 23.32%	16,141,889
Total Fair Value 26.10%		$18,067,749

Country Composition	Investments at Fair Value	% of Investments at Fair Value
Australia	$737	0.00*	%
Canada	(725)	(0.00)	*
France	(1,582)	(0.01)
Germany	176,133	0.97
Hong Kong	257	0.00	*
Japan	72,974	0.40
Spain	53,523	0.30
United Kingdom	167,316	0.93
United States	17,599,116	97.41
	$18,067,749	100.00%

Percentages are based on Partners' capital unless otherwise indicated

* Due to rounding

See accompanying notes to financial statements.

Smith Barney Diversified Futures Fund L.P.
Statements of Income and Expenses and Partners' Captial
(Unaudited)

	Three Months Ended March 31,
	2005	2004
Income:
Net gains (losses) on trading of commodity interests:
Realized gains (losses) on closed positions	$(2,458,639)	$12,188,662
Change in unrealized gains (losses) on open positions and investment in Partnerships	(295,213)	75,541
	(2,753,852)	12,264,203
Interest income	139,149	133,288
	(2,614,703)	12,397,491
Expenses:
Brokerage commissions including clearing fees of $11,724 and $31,801, respectively	899,204	1,143,038
Management fees	298,382	374,982
Incentive fees	153,674	1,880,089
Other expenses	20,302	22,456
	1,371,562	3,420,565
Net income (loss)	(3,986,265)	8,976,926
Additions	—	1,801
Redemptions	(1,276,726)	(1,703,458)
Net increase (decrease) in Partners' capital	(5,262,991)	7,275,269
Partners' capital, beginning of period	69,230,858	71,727,346
Partners' capital, end of period	$63,967,867	$79,002,615
Net asset value per Redeemable Unit (38,861.4850 and 42,849.5747 Redeemable Units outstanding at March 31, 2005 and 2004, respectively)	$1,646.05	$1,843.72
Net income (loss) per Redeemable Unit of Limited Partnership Interest and General Partner Unit equivalent	$(100.31)	$207.08

See Accompanying Notes to Financial Statements.

Smith Barney Diversified Futures Fund L.P.
Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
	2005	2004
Cash flows from operating activities:
Net income (loss)	$(3,986,265)	$8,976,926
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Changes in operating assets and liabilities:
(Increase) decrease in restricted cash	2,548,276	2,497,305
(Increase) decrease in investment in Partnership at fair value	(18,994,079)	—
(Increase) decrease in net unrealized appreciation on open futures positions	546,241	(1,644,535)
(Increase) decrease in unrealized appreciation on open forward contracts	1,860,501	2,420,299
(Increase) decrease in interest receivable	16,210	(10,630)
Increase (decrease) in unrealized depreciation on open forward contracts	(1,440,654)	(851,305)
Accrued expenses:
Increase (decrease) in commissions	(24,999)	37,080
Increase (decrease) in management fees	(9,402)	11,282
Increase (decrease) in incentive fees	74,748	1,118,808
Increase (decrease) in other	20,303	12,655
Increase (decrease) in redemptions payable	(342,687)	(293,426)
Net cash provided by (used in) operating activities	(19,731,807)	12,274,459
Cash flows from financing activities:
Proceeds from additions—Limited Partners	—	1,801
Payments for redemptions—Limted Partners	(1,276,726)	(1,703,458)
Net cash provided by (used in) financing activities	(1,276,726)	(1,701,657)
Net change in cash	(21,008,533)	10,572,802
Unrestricted cash, at beginning of period	44,562,288	54,604,180
Unrestricted cash, at end of period	$23,553,755	$65,176,982

See Accompanying Notes to Financial Statements.

Smith Barney Diversified Futures Fund L.P.
Notes to Financial Statements
March 31, 2005
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

Citigroup Managed Futures LLC, acts as the general partner (the "General Partner") of the Partnership. The Partnership's commodity broker is Citigroup Global Markets Inc. ("CGM"), CGM is an affiliate of the General Partner. The General Partner is wholly owned by Citigroup Global Markets Holdings Inc. ("CGMHI"), which is the sole owner of CGM. CGMHI is a wholly owned subsidiary of Citigroup Inc. ("Citigroup"). As of March 31, 2005, all trading decisions are made for the Partnership by Campbell & Company, Inc. ("Campbell"), Willowbridge Associates, Inc. ("Willowbridge"), Winton Capital Management Limited ("Winton") and Graham Capital Management L.P. ("Graham") (each an "Advisor" and collectively, the "Advisors").

The accompanying financial statements are unaudited but, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Partnership's financial condition at March 31, 2005 and December 31, 2004 and the results of its operations and cash flows for the three months ended March 31, 2005 and 2004. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. You should read these financial statements together with the financial statements and notes included in the Partnership's annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2004.

Due to the nature of commodity trading, the results of operations for the interim periods presented should not be considered indicative of the results that may be expected for the entire year.

2.    Financial Highlights:

Changes in Net Asset Value per Redeemable Unit of Limited Partnership Interest for the three months ended March 31, 2005 and 2004 were as follows:

	Three Months Ended March 31,
	2005	2004
Net realized and unrealized gains (losses)*	$(91.85)	$256.55
Interest income	3.53	3.07
Expenses **	(11.99)	(52.54)
Increase (decrease) for the period	(100.31)	207.08
Net Asset Value per Redeemable Unit, beginning of period	1,746.36	1,636.64
Net Asset Value per Redeemable Unit, end of period	$1,646.05	$1,843.72

*	Includes brokerage commissions.

**	Excludes brokerage commissions.

Smith Barney Diversified Futures Fund L.P.
Notes to Financial Statements
March 31, 2005
(Unaudited)

Financial Highlights (continued):

	Three Months Ended March 31,
	2005	2004
Ratio to average net assets: ***
Net investment loss before incentive fees ****	(6.7)%	(7.5)%
Operating expenses	7.6%	8.2%
Incentive fees	0.2%	2.5%
Total expenses	7.8%	10.7%
Total return:
Total return before incentive fees	(5.5)%	15.3%
Incentive fees	(0.2)%	(2.6)%
Total return after incentive fees	(5.7)%	12.7%

***	Annualized (other than incentive fees)

****	Interest income less total expenses (exclusive of incentive fees).

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

All of the commodity interests owned by the Partnership are held for trading purposes. The average fair values of these interests during the three and twelve months ended March 31, 2005 and December 31, 2004, based on a monthly calculation, were $402,209 and $2,973,373, respectively. The fair values of these commodity interests, including options thereon, if applicable, at March 31, 2005 and December 31, 2004, were $959,772 and $18,067,749, respectively. Fair values for exchange traded commodity futures and options are based on quoted market prices for those futures and options. Fair values for all other financial instruments for which market quotations are not readily available are based on calculations approved by the General Partner.

4.    Investment in Partnerships

Effective November 1, 2004, the Partnership allocated capital for trading to the CMF Winton Master Fund L.P., a limited partnership organized under the partnership laws of New York State (the "Winton Master"). The partnership purchased 15,054.1946 Units of the Winton Master with cash equal to $14,251,586, and a contribution of open commodity futures and forward positions with a fair value of $802,609. The Winton Master was formed in order to permit commodity pools managed now or in the

Smith Barney Diversified Futures Fund L.P.
Notes to Financial Statements
March 31, 2005
(Unaudited)

future by Winton, to invest together in one trading vehicle. The General Partner is the Managing Member of the Winton Master. Individual and pooled accounts currently managed by Winton, including the Partnership (collectively, the "Feeder Funds") are permitted to be a non-managing member of the Winton Master. The General Partner and Winton believe that trading through this master/feeder structure should promote efficiency and economy in the trading process. Expenses to investors as a result of the investment in the Winton Master are approximately the same and redemption rights are not affected.

Effective January 1, 2005, the assets allocated to Campbell for trading were invested in the CMF Campbell Master Fund L.P. ("Campbell Master"), a limited liability partnership organized under the partnership laws of the State of New York. The Partnership purchased 19,621.1422 Units of Campbell Master with cash equal to $19,428,630, and a contribution of open commodity futures and forward positions with a fair value of $192,512. Campbell Master was formed in order to permit commodity pools managed now or in the future using Campbell's Financials Metals and Energy Program, to invest together in one trading vehicle. The General Partner is the Managing Member of Campbell Master. Individual and pooled accounts currently managed by Campbell, including the Partnership (collectively, the "Feeder Funds") are permitted to be a non-managing member of Campbell Master. The General Partner and Campbell believe that trading through this master/feeder structure should promote efficiency and economy in the trading process. Expenses to investors as a result of the investment in Campbell Master are approximately the same and redemption rights are not affected.

The Winton's Master and Campbell's Master trading of futures, forwards and options contracts, if applicable, on commodities is done primarily on United States of America commodity exchanges and foreign commodity exchanges. The Masters all engage in such trading through commodity brokerage accounts maintained with CGM.

A non-managing member/limited partner may withdraw all or part of their capital contribution and undistributed profits, if any, from the Winton Master and Campbell Master in multiples of the net asset value per unit of limited partnership interest as of the last day of a month after a request for redemption has been made to the managing Member/General Partner at least 3 days in advance of month-end.

Management and incentive fees are not directly charged to the investments presented below. These fees are charged at the Partnership level.

All exchange, clearing, user, give-up, floor brokerage and National Futures Association fees are borne by the Winton Master and Campbell Master. All other fees including CGM's direct brokerage commission are charged at the Partnership level.

At March 31, 2005 and December 31, 2004 the Partnership owned 11.1% and 14.0%, respectively of the Winton Master. At March 31, 2005, the Partnership owned 6.7% of Campbell Master. It is Winton's and Campbell's intention to continue to invest the assets allocated to each by the Partnership in the Winton Master and Campbell Master, respectively. The performance of the partnership is directly affected by the performance of the Winton Master and Campbell Master.

Smith Barney Diversified Futures Fund L.P.
Notes to Financial Statements
March 31, 2005
(Unaudited)

Summarized information reflecting the Partnership's investment in, and the operations of the Winton Master and Campbell's Master are as shown in the following table.

	March 31, 2005		For the three months ended March 31, 2005
Investment	% of Partnership's Net Assets	Fair Value	Income (loss)	Expenses Commissions	Other	Net Income (Loss)	Investment Objective	Redemptions Permitted
Campbell Master	26.34%	16,850,606	(629,673)	8,548	897	(639,118)	Commodity Portfolio	Monthly
Winton Master	28.59%	18,285,362	1,146,181	26,680	2,020	1,117,481	Commodity Portfolio	Monthly
Total	54.93%	$35,135,968	$516,508	$35,228	$2,917	$478,363

	December 31, 2004		For the three months ended March 31, 2004
Winton Master	23.32%	16,141,889	—	—	—	—	Commodity Portfolio	Monthly

5.    Financial Instrument Risks:

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

Smith Barney Diversified Futures Fund L.P.
Notes to Financial Statements
March 31, 2005
(Unaudited)

provide account analysis of futures, forwards and options positions by sector, margin requirements, gain and loss transactions and collateral positions.

The majority of these instruments mature within one year of March 31, 2005. However, due to the nature of the Partnership's business, these instruments may not be held to maturity.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Partnership does not engage in the sale of goods or services. Its only assets are its equity in its commodity futures trading account, consisting of cash, net unrealized appreciation on open futures and forward contracts and interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership. While substantial losses could lead to a decrease in liquidity, no such losses occurred during the first quarter of 2005.

The Partnership's capital consists of the capital contributions of the partners as increased or decreased by realized and/or unrealized gains or losses on commodity futures trading, expenses, interest income, additions and redemptions of Redeemable Units and distributions of profits, if any.

For the three months ended March 31, 2005, Partnership capital decreased 7.6% from $69,230,858 to $63,967,867. This decrease was attributable to a net loss from operations of $3,986,265 coupled with the redemption of 781.4708 Redeemable Units totaling $1,276,726. Persons investing $1,000,000 or more will pay a reduced brokerage fee, receiving the differential in the form of additional Redeemable Units. Future redemptions can impact the amount of funds available for investment in commodity contract positions in subsequent periods.

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

All commodity interests (including derivative financial instruments and derivative commodity instruments) are used for trading purposes. The commodity interests are recorded on trade date and open contracts are recorded in the statements of financial condition at fair value on the last business day of the period, which represents market value for those commodity interests for which market quotations are readily available or other measures of fair value deemed appropriate by management of the General Partner for those commodity interests and foreign currencies for which market quotations are not readily available. Investments in commodity interests denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing on the last business day of the period. Realized gains (losses) and changes in unrealized values on open positions are recognized in the period in which the contract is closed or the changes occur and are included in net gains (losses) on trading of commodity interests. The investment in other Partnerships are recorded at fair value, based upon the Partnership's proportionate interest held.

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

Results of Operations

During the Partnership's first quarter of 2005 the net asset value per Redeemable Unit decreased 5.7% from $1,746.36 to $1,646.05 as compared to an increase of 12.7% in the first quarter of 2004. The Partnership experienced a net trading loss before brokerage commissions and related fees in the first quarter of 2005 of $2,753,852. Losses were primarily attributable to the trading of commodity futures in currencies, U.S. and non-U.S. interest rates, livestock, metals and indices and were partially offset by gains in energy, grains, and softs. The Partnership experienced a net trading gain before brokerage commissions and related fees in the first quarter of 2004 of $12,264,203. Gains were primarily attributable to the trading of commodity futures in currencies, energy, grains, U.S. and non-U.S. interest rates, livestock, metals, indices and lumber and were partially offset by losses in softs.

Results for the first quarter were highlighted by uneven trading performance in volatile energy and financial markets and resulted in effectively giving back apportion of the gains from the fourth quarter 2004.

Trends that had emerged in late December continued to effect performance in January. Energy price increases, particularly in crude oil and natural gas, that had produced profits through much of the last third of 2004, initially weakened against advisors' positions, then later regained strength, ended higher and produced the most profits among the various sectors for the quarter.

Alternatively, currency trading, which had generated profits consistently in 2004, produced the quarter's greatest losses, as the decline of the U.S. dollar began to reverse its decline and moved back to the low 130s in relation to the Euro. This move was particularly disruptive in January and continued as the markets produced no identifiable direction through much of the quarter. Trading in interest rate contracts was mixed with gains in U.S. contracts and losses in non-U.S. positions. Stock indices showed some strength in February sufficient to offset losses in January and March. Metals and agricultural trading followed U.S. dollar patterns with the net effect being flat for the quarter.

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

Interest income on 80% of the Partnership's daily equity maintained in cash was earned at the monthly average 30-day U.S. Treasury bill rate determined weekly by CGM based on the non-competitive yield on three month U.S. Treasury bills maturing 30 days from the date in which such weekly rate is determined. CGM may continue to maintain the Partnership's assets in cash and/or place all of the Partnership's assets in 90-day Treasury bills and pay the Partnership 80% of the interest earned on the Treasury bills purchased. CGM will retain 20% of any interest earned on Treasury bills. Interest income for the three months ended March 31, 2005 increased by $5,861, as compared to the corresponding period in 2004. The increase in interest income is primarily due to an increase in interest rates during the three months ended March 31, 2005 as compared to the corresponding period in 2004.

Brokerage commissions are calculated on the Partnership's net asset value as of the last day of each month and are affected by trading performance and redemptions. Accordingly, they must be compared in relation to the fluctuations in monthly net asset values. Commissions and fees for the three months ended March 31, 2005 decreased by $243,834, as compared to the corresponding period in 2004. The decrease in brokerage commissions is due to lower average net assets during the three months ended March 31, 2005 as compared to the corresponding period in 2004.

Management fees are calculated on the portion of the Partnership's net asset value allocated to each Advisor at the end of the month and, therefore, are affected by trading performance and redemptions. Management fees for the three months ended March 31, 2005 decreased by $76,600 as compared to the corresponding period in 2004. The decrease in management fees is due to lower average net assets during the three months ended March 31, 2005 as compared to the corresponding period in 2004.

Incentive fees are based on the new trading profits generated by each Advisor at the end of the quarter as defined in the advisory agreements between the Partnership, the General Partner and each Advisor. Trading performance for the three months ended March 31, 2005 and 2004 resulted in incentive fees of $153,674 and $1,880,089, respectively.

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

The following table indicates the trading Value at Risk associated with the Partnership's open positions by market category as of March 31, 2005 and the highest, lowest and average value during the three months ended March 31, 2005. All open position trading risk exposures of the Partnership have been included in calculating the figures set forth below. As of March 31, 2005, the Partnership's total capitalization was $63,967,867. There has been no material change in the trading Value at Risk information previously disclosed in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2004.

March 31, 2005
(Unaudited)

			Three Months Ended March 31, 2005
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies:
- Exchange Traded Contracts	$156,862	0.24%	$405,050	$80,973	$191,580
- OTC Contracts	180,428	0.29%	868,318	149,489	201,764
Energy	1,443,750	2.26%	1,458,875	27,500	730,633
Grains	305,800	0.48%	340,050	14,850	188,383
Interest Rates U.S.	329,400	0.51%	331,284	136,625	228,365
Interest Rates Non-U.S.	299,530	0.47%	805,502	101,313	334,150
Metals:
- Exchange Traded Contracts	181,000	0.28%	181,000	9,000	125,667
- OTC Contracts	362,805	0.57%	362,805	139,800	262,003
Softs	347,992	0.54%	347,992	38,655	231,657
Indices	916,716	1.43%	1,734,749	825,931	935,480
Total	$4,524,283	7.07%

*	Average of month-end Values at Risk.

Item 4.    Controls and Procedures

Based on their evaluation of the Partnership's disclosure controls and procedures as of March 31, 2005, the President and Chief Financial Officer of the General Partner have concluded that such controls and procedures are effective.

During the Partnership's last fiscal quarter, no changes occurred in the Partnership's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.

PART II.    OTHER INFORMATION

Item 1.    Legal Proceedings

The following information supplements and amends our discussion set forth under Part I, Item 3 "Legal Proceedings" in the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

Enron Corp.

In April 2005, Citigroup, along with other financial institution defendants, reached an agreement-in-principle to settle four state-court actions brought by various investment funds, which were not previously consolidated or coordinated with the NEWBY action. The four cases are OCM OPPORTUNITIES FUND III, L.P., et al. v. CITIGROUP INC., et al.; PACIFIC INVESTMENT MANAGEMENT CO. LLC, et al. v. CITIGROUP INC., et al.; AUSA LIFE INSURANCE v. CITIGROUP INC., et al. and PRINCIPAL GLOBAL INVESTORS v. CITIGROUP INC., et al. The amounts to be paid in settlement of these actions are covered by existing litigation reserves.

Dynegy Inc.

The court had previously denied lead plaintiff's motion for leave to amend; no appeal was yet timely while the remainder of the case remained pending. On April 15, 2005, as part of a global settlement involving all defendants, Citigroup entered into a memorandum of understanding to settle this case. The amount to be paid in settlement is covered by existing litigation reserves.

WorldCom, Inc.

The District Court approved the settlement of the IN RE TARGETS SECURITIES LITIGATION on April 22, 2005.

Global Crossing

The plaintiffs and the Citigroup Related Defendants have entered into a definitive settlement agreement in the IN RE GLOBAL CROSSING, LTD SECURITIES LITIGATION; the settlement was preliminarily approved by the Court on March 8, 2005. The amount to be paid in settlement is covered by existing litigation reserves.

Research

Two putative class actions against CGMI asserting common law claims on behalf of CGMI customers in connection with published investment research have been dismissed by United States District Courts, the dismissals of which were affirmed by the United States Court of Appeals for the Third and Ninth Circuits, respectively. Plaintiffs in the Ninth Circuit case have sought review by the United States Supreme Court; their petition for a writ of certiorari, which CGMI opposed, is pending before that court.

Mutual Funds

CGMHI entered into a settlement with the SEC with respect to revenue sharing and sales of classes of funds.

Investigations of Euro Zone Government Bonds Trade

The German prosecutors have declined to take any actions against the employees in connection with this matter.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Additional Redeemable Units offered represent a reduced brokerage fee to existing limited partners who invested $1,000,000 or more.

The following chart sets forth the purchases of Redeemable Units by the Partnership.

Period	(a) Total Number of Shares (or Units) Purchased*	(b) Average Price Paid per Share (or Unit)**	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 1, 2005 – January 31, 2005	147.7559	$1,624.60	N/A	N/A
February 1, 2005 – February 28, 2005	243.4651	$1,619.58	N/A	N/A
March 1, 2005 – March 31, 2005	390.2498	$1,646.05	N/A	N/A
Total	781.4708	$1,630.08	N/A	N/A

*	Generally, Limited Partners are permitted to redeem their Redeemable Units as of the end of each month on 10 days' notice to the General Partner. Under certain circumstances, the General Partner can compel redemption but, to date, the General Partner has not exercised this right. Purchases of Redeemable Units by the Partnership reflected in the chart above were made in the ordinary course of the Partnership's business in connection with effecting redemptions for Limited Partners.

**	Redemptions of Redeemable Units are effected as of the last day of each month at the Net Asset Value per Redeemable Unit as of that day.

Item 3.    Defaults Upon Senior Securities — None

Item 4.    Submission of Matters to a Vote of Security Holders — None

Item 5.    Other Information — None

Item 6.    Exhibits

The exhibits required to be filed by Item 601 of Regulation S-K are incorporated herein by reference to the exhibit index of the Partnership's Annual Report on Form 10-K for the year ended December 31, 2004.

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

SMITH BARNEY DIVERSIFIED FUTURES FUND L.P.
By:	Citigroup Managed Futures LLC
(General Partner)
By:	/s/ David J. Vogel
David J. Vogel President and Director
Date:	5/16/05
By:	/s/ Daniel R. McAuliffe, Jr.
Daniel R. McAuliffe, Jr. Chief Financial Officer and Director
Date:	5/16/05