Form 10-Q
period 2005-06-30
SMITH BARNEY DIVERSIFIED FUTURES FUND LP
filed 2005-08-15
CIK 911503

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
(X) QUARTERLY REPORT UNDER SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
OR (    ) TRANSITION REPORT UNDER SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter ended June 30, 2005

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
FORM 10-Q
INDEX

		Page Number
PART I – Financial Information:
Item 1.	Financial Statements:
	Statements of Financial Condition at June 30, 2005 and December 31, 2004 (unaudited)	3
	Condensed Schedules of Investments at June 30, 2005 and December 31, 2004 (unaudited)	4 – 5
	Statements of Income and Expenses and Partners' Capital for the three and six months ended June 30, 2005 and 2004 (unaudited)	6
	Statements of Cash Flows for the three and six months ended June 30, 2005 and 2004 (unaudited)	7
	Notes to Financial Statements (unaudited)	8 – 12
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	13 – 15
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	16 – 17
Item 4.	Controls and Procedures	18
PART II – Other Information		19

PART I

Item 1. Financial Statements

Smith Barney Diversified Futures Fund L.P.
Statements of Financial Condition
(Unaudited)

	June 30, 2005	December 31, 2004
ASSETS:
Investment in Partnerships, at fair value	$32,569,013	$16,141,889
Equity in commodity futures trading account:
Cash (restricted $6,443,843 and $8,098,048 in 2005 and 2004, respectively)	27,512,568	52,660,336
Net unrealized appreciation on open futures positions	1,504,765	1,601,032
Unrealized appreciation on open forward contracts	552,050	2,250,162
	62,138,396	72,653,419
Interest receivable	53,529	69,831
	$62,191,925	$72,723,250
LIABILITIES AND PARTNERS' CAPITAL:
Liabilities:
Unrealized depreciation on open forward contracts	$401,502	$1,925,334
Accrued expenses:
Commissions	279,327	329,810
Management fees	93,916	112,466
Incentive fees	142,694	78,926
Other	74,224	60,798
Redemptions payable	234,943	985,058
	1,226,606	3,492,392

Partners' Capital:
General Partner, 1,276.7484 Unit equivalents outstanding in 2005 and 2004	2,048,619	2,229,662
Limited Partners, 36,718.2371 and 38,366.2074 Redeemable Units of Limited Partnership Interest outstanding in 2005 and 2004, respectively	58,916,700	67,001,196
	60,965,319	69,230,858
	$62,191,925	$72,723,250

See Accompanying Notes to Financial Statements.

Smith Barney Diversified Futures Fund L.P.
Condensed Schedule of Investments
June 30, 2005
(Unaudited)

Sector	Contract	Fair Value
Currencies
	Futures contracts sold 1.91%	$1,166,937
	Futures contracts purchased (0.29)%	(177,412)
	Total future positions 1.62%	989,525
	Total Unrealized depreciation on forward contracts (0.53)%	(322,358)
	Total Unrealized appreciation on forward contracts 0.83%	503,614
	Total forward contracts 0.30%	181,256
Total Currencies 1.92%		1,170,781
Energy (0.53)%	Futures contracts purchased (0.53)%	(321,957)
Grains (0.46)%	Futures contracts purchased (0.46)%	(279,087)
U.S. Interest Rates 0.56%	Futures contracts purchased 0.56%	340,240
Livestock 0.06%	Futures contracts sold 0.06%	35,987
Interest Rates Non - U.S. 1.40%	Futures contracts purchased 1.40%	855,912
Metals
	Futures contracts purchased (0.25)%	(155,680)
	Unrealized depreciation on forward contracts (0.13)%	(79,144)
	Unrealized appreciation on forward contracts 0.08%	48,436
	Total forward contracts (0.05)%	(30,708)
Total Metals (0.30)%		(186,388)
Softs
	Futures contracts sold (0.02)%	(11,926)
	Futures contracts purchased (0.06)%	(39,349)
Total Softs (0.08)%		(51,275)
Indices 0.15%	Futures contracts purchased 0.15%	91,100
Investment in Partnerships	CMF Winton Master Fund LLC 28.38%	17,301,725
	CMF Campbell Master Fund LP 25.04%	15,267,288
Investment in Partnerships 53.42%		32,569,013
Total Fair Value 56.14%		$34,224,326

Country Composition	Investments at Fair Value	% of Investments at Fair Value
Australia	1,869	0.01%
France	11,187	0.03
Germany	330,022	0.96
Hong Kong	13	0.00 *
Japan	73,441	0.22
Spain	42,157	0.12
United Kingdom	494,472	1.44
United States	33,271,165	97.22
	34,224,326	100.00%

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

Smith Barney Diversified Futures Fund L.P.
Statements of Income and Expenses and Partners' Captial
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Income:
Net gains (losses) on trading of commodity interests:
Realized gains (losses) on closed positions	$(4,461,378)	$(3,160,991)	$(6,920,017)	$9,027,671
Change in unrealized gains (losses) on open positions and investment in Partnerships	3,954,913	(6,803,613)	3,659,700	(6,728,072)
	(506,465)	(9,964,604)	(3,260,317)	2,299,599
Interest income	145,141	133,034	284,290	266,322
	(361,324)	(9,831,570)	(2,976,027)	2,565,921
Expenses:
Brokerage commissions including clearing fees of $15,289, $28,999, $27,013 and $60,800, respectively	858,008	1,016,094	1,757,212	2,159,132
Management fees	279,477	329,924	577,859	704,906
Incentive fees	142,694	—	296,368	1,880,089
Other expenses	25,446	21,781	45,748	44,237
	1,305,625	1,367,799	2,677,187	4,788,364
Net loss	(1,666,949)	(11,199,369)	(5,653,214)	(2,222,443)
Additions—Limited Partners	—	194	—	1,995
Redemptions—Limited Partners	(1,335,599)	(1,765,681)	(2,612,325)	(3,469,139)
Net decrease in Partners' capital	(3,002,548)	(12,964,856)	(8,265,539)	(5,689,587)
Partners' capital, beginning of period	63,967,867	79,002,615	69,230,858	71,727,346
Partners' capital, end of period	$60,965,319	$66,037,759	$60,965,319	$66,037,759
Net asset value per Redeemable Unit (37,994.9855 and 41,759.4725 Redeemble Units outstanding at June 30, 2005 and 2004, respectively)	$1,604.56	$1,581.38	$1,604.56	$1,581.38
Net loss per Redeemable Unit of Limited Partnership Interest and General Partner Unit equivalent	$(41.49)	$(262.34)	$(141.80)	$(55.26)

See Accompanying Notes to Financial Statements.

Smith Barney Diversified Futures Fund L.P.
Statements of Cash Flows
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Cash flows from operating activities:
Net loss	$(1,666,949)	$(11,199,369)	$(5,653,214)	$(2,222,443)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Changes in operating assets and liabilities:
(Increase) decrease in restricted cash	(894,071)	3,786,943	1,654,205	6,284,248
(Increase) decrease in investment in Partnership at fair value	2,566,955	—	(16,427,124)	—
(Increase) decrease in net unrealized appreciation on open futures positions	(449,974)	5,831,346	96,267	4,186,811
(Increase) decrease in unrealized appreciation on open forward contracts	(162,389)	1,342,464	1,698,112	3,762,763
(Increase) decrease in interest receivable	92	4,276	16,302	(6,354)
Increase (decrease) in unrealized depreciation on open forward contracts	(83,178)	(370,197)	(1,523,832)	(1,221,502)
Accrued expenses:
Increase (decrease) in commissions	(25,484)	(77,279)	(50,483)	(40,199)
Increase (decrease) in management fees	(9,148)	(26,715)	(18,550)	(15,433)
Increase (decrease) in incentive fees	(10,980)	(1,880,089)	63,768	(761,281)
Increase (decrease) in other	(6,877)	10,006	13,426	22,661
Net cash provided by (used in) operating activities	(742,003)	(2,578,614)	(20,131,123)	9,989,271
Cash flows from financing activities:
Proceeds from additions—Limited Partners	—	194	—	1,995
Payments for redemptions—Limted Partners	(1,743,027)	(1,241,146)	(3,362,440)	(3,238,030)
Net cash provided by (used in) financing activities	(1,743,027)	(1,240,952)	(3,362,440)	(3,236,035)
Net change in cash	(2,485,030)	(3,819,566)	(23,493,563)	6,753,236
Unrestricted cash, at beginning of period	23,553,755	65,176,982	44,562,288	54,604,180
Unrestricted cash, at end of period	$21,068,725	$61,357,416	$21,068,725	$61,357,416

See Accompanying Notes to Financial Statements.

Smith Barney Diversified Futures Fund L.P.
Notes to Financial Statements
June 30, 2005
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

Citigroup Managed Futures LLC acts as the general partner (the "General Partner") of the Partnership. The Partnership's commodity broker is Citigroup Global Markets Inc. ("CGM"). CGM is an affiliate of the General Partner. The General Partner is wholly owned by Citigroup Global Markets Holdings Inc. ("CGMHI"), which is the sole owner of CGM. CGMHI is a wholly owned subsidiary of Citigroup Inc. ("Citigroup"). As of June 30, 2005, all trading decisions are made for the Partnership by Campbell & Company, Inc. ("Campbell"), Willowbridge Associates, Inc. ("Willowbridge"), Winton Capital Management Limited ("Winton") and Graham Capital Management L.P. ("Graham") (each an "Advisor" and collectively, the "Advisors").

The accompanying financial statements are unaudited but, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Partnership's financial condition at June 30, 2005 and December 31, 2004 and the results of its operations and cash flows for the three and six months ended June 30, 2005 and 2004. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. You should read these financial statements together with the financial statements and notes included in the Partnership's annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2004.

Due to the nature of commodity trading, the results of operations for the interim periods presented should not be considered indicative of the results that may be expected for the entire year.

2.    Financial Highlights:

Changes in Net Asset Value per Redeemable Unit of Limited Partnership Interest for the three and six months ended June 30, 2005 and 2004 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30
	2005	2004	2005	2004
Net realized and unrealized losses*	$(33.60)	$(257.21)	$(125.45)	$(0.66)
Interest income	3.77	3.12	7.30	6.19
Expenses **	(11.66)	(8.25)	(23.65)	(60.79)
Decrease for the period	(41.49)	(262.34)	(141.80)	(55.26)
Net Asset Value per Redeemable Unit, beginning of period	1,646.05	1,843.72	1,746.36	1,636.64
Net Asset Value per Redeemable Unit, end of period	$1,604.56	$1,581.38	1,604.56	$1,581.38

*	Includes brokerage commissions.

**	Excludes brokerage commissions.

Smith Barney Diversified Futures Fund L.P.
Notes to Financial Statements
June 30, 2005
(Unaudited)

Financial Highlights (continued):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Ratio to average net assets: ***
Net investment loss before incentive fees ****	(6.7)%	(6.9)%	(6.7)%	(7.3)%
Operating expenses	7.7%	7.7%	7.6%	8.0%
Incentive fees	0.2%	—%	0.5%	2.6%
Total expenses	7.9%	7.7%	8.1%	10.6%
Total return:
Total return before incentive fees	(2.3)%	14.2%	(7.7)%	(0.6)%
Incentive fees	(0.2)%	—%	(0.4)%	(2.8)%
Total return after incentive fees	(2.5)%	14.2%	(8.1)%	(3.4)%

***	Annualized (other than incentive fees)

****	Interest income less total expenses (exclusive of incentive fees).

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

All of the commodity interests owned by the Partnership are held for trading purposes. The average fair values of these interests during the six and twelve months ended June 30, 2005 and December 31, 2004, based on a monthly calculation, were $716,804 and $2,973,373, respectively. The fair values of these commodity interests, including options thereon, if applicable, at June 30, 2005 and December 31, 2004, were $1,655,313 and $1,925,860, respectively. Fair values for exchange traded commodity futures and options are based on quoted market prices for those futures and options. Fair values for all other financial instruments for which market quotations are not readily available are based on calculations approved by the General Partner.

4.    Investment in Partnerships:

Effective November 1, 2004, the Partnership allocated capital for trading to the CMF Winton Master Fund L.P., a limited partnership organized under the partnership laws of New York State (the "Winton Master"). The partnership purchased 15,054.1946 Units of the Winton Master with cash equal to $14,251,586, and a contribution of open commodity futures and forward positions with a fair value of $802,609. The Winton Master was formed in order to permit commodity pools managed now or in the

Smith Barney Diversified Futures Fund L.P.
Notes to Financial Statements
June 30, 2005
(Unaudited)

future by Winton, to invest together in one trading vehicle. The General Partner is the Managing Member of the Winton Master. Individual and pooled accounts currently managed by Winton, including the Partnership (collectively, the "Feeder Funds") are permitted to be a non-managing member of the Winton Master. The General Partner and Winton believe that trading through this structure should promote efficiency and economy in the trading process. Expenses to investors as a result of the investment in the Winton Master are approximately the same and redemption rights are not affected.

Effective January 1, 2005, the assets allocated to Campbell for trading were invested in the CMF Campbell Master Fund L.P. ("Campbell Master"), a limited liability partnership organized under the partnership laws of the State of New York. The Partnership purchased 19,621.1422 Units of Campbell Master with cash equal to $19,428,630, and a contribution of open commodity futures and forward positions with a fair value of $192,512. Campbell Master was formed in order to permit commodity pools managed now or in the future using Campbell's Financials Metals and Energy Program, to invest together in one trading vehicle. The General Partner is the Managing Member of Campbell Master. Individual and pooled accounts currently managed by Campbell, including the Partnership (collectively, the "Feeder Funds") are permitted to be a non-managing member of Campbell Master. The General Partner and Campbell believe that trading through this structure should promote efficiency and economy in the trading process. Expenses to investors as a result of the investment in Campbell Master are approximately the same and redemption rights are not affected.

The Winton Master's and Campbell Master's trading of futures, forwards and options contracts, if applicable, on commodities is done primarily on United States of America commodity exchanges and foreign commodity exchanges. The Masters all engage in such trading through commodity brokerage accounts maintained with CGM.

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

At June 30, 2005 and December 31, 2004 the Partnership owned 10.4% and 14.0%, respectively of the Winton Master. At June 30, 2005, the Partnership owned 5.1% of Campbell Master. It is Winton's and Campbell's intention to continue to invest the assets allocated to each by the Partnership in the Winton Master and Campbell Master, respectively. The performance of the partnership is directly affected by the performance of the Winton Master and Campbell Master.

Smith Barney Diversified Futures Fund L.P.
Notes to Financial Statements
June 30, 2005
(Unaudited)

Summarized information reflecting the Partnership's investment in, and the operations of the Winton Master and Campbell's Master are as shown in the following table.

	June 30, 2005		For the three months ended June 30, 2005
Investment	% of Partnership's Net Assets	Fair Value	Income (loss)	Expenses Commissions	Other	Net Income (Loss)	Investment Objective	Redemptions Permitted
CMF Campbell Master LLC	25.04%	$15,267,288	$2,165,516	$6,394	$812	$2,158,310	Financials & Metals Portfolio	Monthly
CMF Winton Master LLC	28.38%	17,301,725	1,127,196	24,287	1,848	1,101,061	Commodity Portfolio	Monthly
	53.42%	$32,569,013	$3,292,712	$30,681	$2,660	$3,259,371

	June 30, 2005		For the six months ended June 30, 2005
Investment	% of Partnership's Net Assets	Fair Value	Income (loss)	Expenses Commissions	Other	Net Income (Loss)	Investment Objective	Redemptions Permitted
CMF Campbell Master LLC	25.04%	$15,267,288	$1,535,843	$14,941	$1,709	$1,519,193	Financials& MetalsPortfolio	Monthly
CMF Winton Master LLC	28.38%	17,301,725	2,273,378	50,968	3,868	2,218,542	CommodityPortfolio	Monthly
	53.42%	$32,569,013	$3,809,221	$65,909	$5,577	$3,737,735
	For the year December 31, 2004
CMF Winton Master LLC	23.32%	16,141,889	$—	$—	$—	$—	Commodity Portfolio	Monthly

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

Smith Barney Diversified Futures Fund L.P.
Notes to Financial Statements
June 30, 2005
(Unaudited)

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

The majority of these instruments mature within one year of June 30, 2005. However, due to the nature of the Partnership's business, these instruments may not be held to maturity.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Partnership does not engage in the sale of goods or services. Its only assets are its equity in its commodity futures trading account, consisting of cash, net unrealized appreciation on open futures and forward contracts and interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership. While substantial losses could lead to a decrease in liquidity, no such losses occurred during the second quarter of 2005.

The Partnership's capital consists of the capital contributions of the partners as increased or decreased by realized and/or unrealized gains or losses on commodity futures trading, expenses, interest income, additions and redemptions of Redeemable Units and distributions of profits, if any.

For the six months ended June 30, 2005, Partnership capital decreased 11.9% from $69,230,858 to $60,965,319. This decrease was attributable to a net loss from operations of $5,653,214 coupled with the redemption of 1,647.9703 Redeemable Units totaling $2,612,325. Persons investing $1,000,000 or more will pay a reduced brokerage fee, receiving the differential in the form of additional Redeemable Units. Future redemptions can impact the amount of funds available for investment in commodity contract positions in subsequent periods.

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

Results of Operations

During the Partnership's second quarter of 2005 the net asset value per unit decreased 2.5% from $1,646.05 to $1,604.56 as compared to a decrease of 14.2% in the second quarter of 2004. The Partnership experienced a net trading loss before brokerage commissions and related fees in the second quarter of 2005 of $506,465. Losses were primarily attributable to the trading of commodity futures in energy, U.S.

interest rates, gains, metals, indices and softs and were partially offset by gains in currencies, non-U.S interest rates, livestock and lumber. The Partnership experienced a net trading loss before brokerage commissions and related fees in the second quarter of 2004 of $9,964,604. Losses were primarily attributable to the trading of commodity futures in currencies, grains, U.S. and non U.S. interest rates, metals, softs and indices and were partially offset by gains in energy, livestock and lumber.

Trading in the second quarter of 2005, began with a continuation of the volatile and directionless markets that had characterized the first quarter. Through most of April, neither the financial nor commodity markets provided profitable trading opportunities for the Partnership's Advisors. May was a transition period as macro-economic trends emerged and continued into June providing improved trading conditions for the trend-following strategies of the Advisors.

Lower interest rates in Europe and Asia were the primary drivers of profitability for the quarter and had a concomitant impact on strengthening the U.S. dollar to recent highs versus the Euro, British pound and Swiss franc. Lower interest rates were favorable for Advisors' positions as lower inflation reports, weak European markets, and improved productivity caused markets to shrug off another increase in short-term rates by the U.S. Federal Reserve Bank. Trading in foreign currencies was likewise profitable while trading in stock indices was unprofitable.

Offsetting a portion of these gains were losses in the commodity markets. A combination of lower inflation expectations and increased supplies disrupted price trends across several markets leading to losses in energy, primarily crude oil, base and precious metals, and grains.

During the Partnership's six months ended June 30, 2005, the net asset value per Redeemable unit decreased 8.1% from $1,746.36 to $1,604.56 as compared to an decrease of 3.4% for the six months ended June 30, 2004. The Partnership experienced a net trading loss before commissions and related fees for the six months ended June 30, 2005 of $3,260,317. Losses were primarily attributable to the trading of commodity futures in currencies, energy, grains, livestock, metals, softs and indices and were partially offset by gains in U.S. and non-U.S. interest rates and lumber. The Partnership experienced a net trading gain before brokerage commissions and related fees for the six months ended June 30, 2004, of $2,299,599. Gains were primarily attributable to the trading of commodity futures in energy, grains, non-U.S. interest rates, livestock, metals and lumber and were partially offset by losses in currencies, U.S. interest rates, softs and indices.

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

Interest income on 80% of the Partnership's daily equity maintained in cash was earned at the monthly average 30-day U.S. Treasury bill rate determined weekly by CGM based on the non-competitive yield on three month U.S. Treasury bills maturing 30 days from the date in which such weekly rate is determined. CGM may continue to maintain the Partnership's assets in cash and/or place all of the Partnership's assets in 90-day Treasury bills and pay the Partnership 80% of the interest earned on the Treasury bills purchased. CGM will retain 20% of any interest earned on Treasury bills. Interest income for the three and six months ended June 30, 2005 increased by $12,107 and $17,968, respectively, as compared to the corresponding periods in 2004. The increase in interest income is primarily due to an increase in interest rates during the three and six months ended June 30, 2005 as compared to the corresponding periods in 2004.

Brokerage commissions are calculated on the Partnership's net asset value as of the last day of each month and are affected by trading performance and redemptions. Accordingly, they must be compared in relation to the fluctuations in monthly net asset values. Commissions and fees for the three and six months ended June 30, 2005 decreased by $158,086 and $401,920, respectively, as compared to the corresponding periods in 2004. The decrease in brokerage commissions is due to lower average net assets during the three and six months ended June 30, 2005 as compared to the corresponding periods in 2004.

Management fees are calculated on the portion of the Partnership's net asset value allocated to each Advisor at the end of the month and, therefore, are affected by trading performance and redemptions. Management fees for the three and six months ended June 30, 2005 decreased by $50,447 and $127,047, respectively as compared to the corresponding periods in 2004. The decrease in management fees is due to lower average net assets during the three and six months ended June 30, 2005 as compared to the corresponding periods in 2004.

Incentive fees are based on the new trading profits generated by each Advisor at the end of the quarter as defined in the advisory agreements between the Partnership, the General Partner and each Advisor. Trading performance for the three and six months ended June 30, 2005 resulted in incentive fees of $142,694 and $296,368, respectively. Trading performance for the three and six months ended June 30, 2004 resulted in incentive fees of $0 and $1,880,089, respectively.

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

The following table indicates the trading Value at Risk associated with the Partnership's open positions by market category as of June 30, 2005 and the highest, lowest and average value during the three months ended June 30, 2005. All open position trading risk exposures of the Partnership have been included in calculating the figures set forth below. As of June 30, 2005, the Partnership's total capitalization was $60,965,319. There has been no material change in the trading Value at Risk information previously disclosed in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2004.

June 30, 2005
(Unaudited)

			Three Months Ended June 30, 2005
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies:
Exchange	715,682	1.17%	715,682	—	492,961
OTC	799,065	1.31%	799,065	251,991	389,143
Energy	462,250	0.76%	1,483,500	59,800	527,967
Grains	315,525	0.52%	399,450	14,700	247,108
Interest Rates U.S.	504,850	0.83%	626,050	1,879	276,993
Interest Rates Non -U.S.	1,038,216	1.70%	1,132,647	76,015	751,269
Livestock	31,200	0.05%	31,200	8,800	18,667
Metals
Exchange Traded Contracts	456,000	0.75%	542,000	30,000	226,333
OTC	24,136	0.04%	356,080	10,686	54,968
Softs	111,874	0.18%	339,300	83,456	179,826
Indices	1,003,433	1.65%	1,003,433	38,655	470,501
Total	$5,462,231	8.96%

*	Average of month-end Values at Risk.

Item 4.    Controls and Procedures

The General Partner of the Partnership, with the participation of the General Partner's Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) with respect to the Partnership within 90 days of the filing date of this quarterly report, and, based on this evaluation, has concluded that these disclosure controls and procedures are effective. Additionally, there were no significant changes in the Partnership's internal controls or in other factors that could significantly affect these controls subsequent to the date of this evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II.    OTHER INFORMATION

Item 1.    Legal Proceedings

The following information supplements and amends our discussion set forth under Item, 3 "Legal Proceedings" in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2004 and under Part II, Item 1, "Legal Proceedings" in the Partnership's Quarterly Report on Form 10-Q for the quarter ended March 31, 2005.

Enron-Related Civil Actions

On June 13, 2005, Citigroup announced a settlement of the Enron class action litigation (Newby, et al. v. Enron Corp., et al.) currently pending in the United States District Court for the Southern District of Texas, Houston Division. This settlement resolves all claims against Citigroup brought on behalf of the class of purchasers of publicly traded equity and debt securities issued by Enron and Enron-related entities between September 9, 1997 and December 2, 2001. The settlement, which involves a pre-tax payment of $2.0 billion to the settlement class, is fully covered by Citigroup's existing litigation reserves. It is subject to approval by the Board of Regents of the University of California (the lead plaintiff), the Citigroup Board and the District Court in Texas.

Mutual Funds

On May 31, 2005, Citigroup announced that Smith Barney Fund Management LLC and Citigroup Global Markets completed a settlement with the SEC resolving an investigation by the SEC into matters relating to arrangements between certain Smith Barney mutual funds, an affiliated transfer agent and an unaffiliated sub-transfer agent. Under the terms of the settlement, Citigroup agreed to pay fines totaling $208.1 million. The settlement, in which Citigroup neither admitted nor denied any wrongdoing or liability, includes allegations of willful misconduct by Smith Barney Fund Management LLC and Citigroup Global Markets in failing to disclose aspects of the transfer agent arrangements to certain mutual fund investors.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Additional Redeemable Units offered represent a reduced brokerage fee to existing limited partners who invested $1,000,000 or more.

The following chart sets forth the purchases of Redeemable Units by the Partnership.

Period	(a) Total Number of Shares (or Units) Purchased*	(b) Average Price Paid per Share (or Unit)**	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
April 1, 2005 – April 30, 2005	511.6971	$1,512.73	N/A	N/A
May 1, 2005 – May 31, 2005	208.3801	$1,567.31	N/A	N/A
June 1, 2005 – June 30, 2005	146.4223	$1,604.56	N/A	N/A
Total	866.4995	$1,561.53	N/A	N/A

*	Generally, Limited Partners are permitted to redeem their Redeemable Units as of the end of each month on 10 days' notice to the General Partner. Under certain circumstances, the General Partner can compel redemption but, to date, the General Partner has not exercised this right. Purchases of Redeemable Units by the Partnership reflected in the chart above were made in the ordinary course of the Partnership's business in connection with effecting redemptions for Limited Partners.

**	Redemptions of Redeemable Units are effected as of the last day of each month at the Net Asset Value per Redeemable Unit as of that day.

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

SMITH BARNEY DIVERSIFIED FUTURES FUND L.P.
By:	Citigroup Managed Futures LLC
(General Partner)
By:	/s/ David J. Vogel
David J. Vogel President and Director
Date:	August 15, 2005
By:	/s/ Daniel R. McAuliffe, Jr.
Daniel R. McAuliffe, Jr. Chief Financial Officer and Director
Date:	August 15, 2005