Form 10-Q
period 2005-09-30
SMITH BARNEY DIVERSIFIED FUTURES FUND LP
filed 2005-11-14
CIK 911503

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
(X) QUARTERLY REPORT UNDER SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
OR (    ) TRANSITION REPORT UNDER SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter ended September 30, 2005

Commission File Number 0-26132

SMITH BARNEY DIVERSIFIED FUTURES FUND L.P.

(Exact name of registrant as specified in its charter)

New York	13-3729162
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

c/o Citigroup Managed Futures LLC
731 Lexington Ave - 25th Fl
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

Yes                        No    X

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).

Yes                        No    X

SMITH BARNEY DIVERSIFIED FUTURES FUND L.P.
FORM 10-Q
INDEX

		Page Number
PART I – Financial Information:
Item 1.	Financial Statements:
	Statements of Financial Condition at September 30, 2005 and December 31, 2004 (unaudited)	3
	Condensed Schedules of Investments at September 30, 2005 and December 31, 2004 (unaudited)	4 – 5
	Statements of Income and Expenses and Partners' Capital for the three and nine months ended September 30, 2005 and 2004 (unaudited)	6
	Statements of Cash Flows for the three and nine months ended September 30, 2005 and 2004 (unaudited)	7
	Notes to Financial Statements (unaudited)	8 – 12
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	13 – 15
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	16 – 17
Item 4.	Controls and Procedures	18
PART II – Other Information		19

PART I

Item 1. Financial Statements

Smith Barney Diversified Futures Fund L.P.
Statements of Financial Condition
(Unaudited)

	September 30, 2005	December 31, 2004
ASSETS:
Investment in Partnerships, at fair value	$43,843,614	$16,141,889
Equity in commodity futures trading account:
Cash (restricted $1,050,620 and $8,098,048 in 2005 and 2004, respectively)	16,311,117	52,660,336
Net unrealized appreciation on open futures positions	171,369	1,601,032
Unrealized appreciation on open forward contracts	438,539	2,250,162
	60,764,639	72,653,419
Interest receivable	34,948	69,831
	$60,799,587	$72,723,250
LIABILITIES AND PARTNERS' CAPITAL:
Liabilities:
Unrealized depreciation on open forward contracts	$230,435	$1,925,334
Accrued expenses:
Commissions	273,807	329,810
Management fees	92,459	112,466
Incentive fees	–	78,926
Other	55,227	60,798
Redemptions payable	292,631	985,058
	944,559	3,492,392

Partners' Capital:
General Partner, 1,276.7484 Unit equivalents outstanding in 2005 and 2004	2,061,285	2,229,662
Limited Partners, 35,797.0534 and 38,366.2074 Redeemable Units of Limited Partnership Interest outstanding in 2005 and 2004, respectively	57,793,743	67,001,196
	59,855,028	69,230,858
	$60,799,587	$72,723,250

See Accompanying Notes to Financial Statements.

Smith Barney Diversified Futures Fund L.P.
Condensed Schedule of Investments
September 30, 2005
(Unaudited)

Sector	Contract	Fair Value
Currencies
	Total Unrealized depreciation on forward contracts (0.12)%	$(73,679)
	Total Unrealized appreciation on forward contracts 0.31%	185,681
Total Currencies 0.19%		112,002

Energy 0.02%	Futures contracts purchased 0.02%	15,556

Grains
	Futures contracts sold 0.00%*	3,063
	Futures contracts purchased 0.00%*	575
Total Grains 0.00%*		3,638

U.S. Interest Rates
	Futures contracts sold 0.02%	9,390
	Futures contracts purchased (0.01)%	(4,234)
Total U.S. Interest Rates 0.01%		5,156

Interest Rates Non - U.S.
	Futures contracts sold 0.01%	3,747
	Futures contracts purchased (0.01)%	(2,737)
Total Interest Rates Non - U.S. 0.00%*		1,010

Metals
	Futures contracts purchased 0.03%	16,480

	Unrealized depreciation on forward contracts (0.26)%	(156,756)
	Unrealized appreciation on forward contracts 0.42%	252,858
	Total forward contracts 0.16%	96,102
Total Metals 0.19%		112,582

Softs
	Futures contracts sold (0.00)%*	(166)
	Futures contracts purchased 0.07%	39,155
Total Softs 0.07%		38,989

Indices 0.15%	Futures contracts purchased 0.15%	90,540

Investment in Partnerships	CMF Winton Master Fund LLC 26.82%	16,056,163
	CMF Campbell Master Fund LP 25.06%	14,998,415
	CMF Willowbridge Master Fund LP 21.37%	12,789,036
Total Investment in Partnerships 73.25%		43,843,614

Total Fair Value 73.88%		$44,223,087

Country Composition	Investments at Fair Value	% of Investments at Fair Value
France	15,733	0.04%
Germany	19,528	0.04
Hong Kong	3,951	0.01
Japan	17,690	0.04
Spain	14,612	0.03
United Kingdom	102,675	0.23
United States	44,048,898	99.61
	44,223,087	100.00%

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

Smith Barney Diversified Futures Fund L.P.
Statements of Income and Expenses and Partners' Captial
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Income:
Net gains (losses) on trading of commodity interests:
Realized gains (losses) on closed positions	$1,046,890	$(5,189,578)	$(5,873,127)	$3,838,093
Change in unrealized gains (losses) on open positions and investment in Partnerships	385,838	4,545,762	4,045,538	(2,182,310)
	1,432,728	(643,816)	(1,827,589)	1,655,783
Interest income	105,552	172,145	389,842	438,467
	1,538,280	(471,671)	(1,437,747)	2,094,250
Expenses:
Brokerage commissions including clearing fees of $4,882, $26,601, $37,336 and $87,401 respectively	854,677	939,449	2,611,889	3,098,581
Management fees	284,934	302,918	862,793	1,007,824
Incentive fees	—	—	296,368	1,880,089
Other expenses	17,667	20,442	63,415	64,679
	1,157,278	1,262,809	3,834,465	6,051,173
Net income (loss)	381,002	(1,734,480)	(5,272,212)	(3,956,923)
Additions—Limited Partners	—	—	—	1,995
Redemptions—Limited Partners	(1,491,293)	(1,171,949)	(4,103,618)	(4,641,088)
Net decrease in Partners' capital	(1,110,291)	(2,906,429)	(9,375,830)	(8,596,016)
Partners' capital, beginning of period	60,965,319	66,037,759	69,230,858	71,727,346
Partners' capital, end of period	$59,855,028	$63,131,330	$59,855,028	$63,131,330
Net asset value per Redeemable Unit (37,073.8018 and 40,994.5419 Redeemble Units outstanding at September 30, 2005 and 2004, respectively)	$1,614.48	$1,539.99	$1,614.48	$1,539.99
Net income (loss) per Redeemable Unit of Limited Partnership Interest and General Partner Unit equivalent	$9.92	$(41.39)	$(131.88)	$(96.65)

See Accompanying Notes to Financial Statements.

Smith Barney Diversified Futures Fund L.P.
Statements of Cash Flows
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Cash flows from operating activities:
Net gain (loss)	$381,002	$(1,734,480)	$(5,272,212)	$(3,956,923)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Changes in operating assets and liabilities:
(Increase) decrease in restricted cash	5,393,223	(2,584,548)	7,047,428	3,699,700
(Increase) decrease in investment in Partnership at fair value	(11,274,601)	—	(27,701,725)	—
(Increase) decrease in net unrealized appreciation on open futures positions	1,333,396	(3,122,358)	1,429,663	554,845
(Increase) decrease in unrealized appreciation on open forward contracts	113,511	(812,292)	1,811,623	2,950,471
(Increase) decrease in interest receivable	18,581	(14,779)	34,883	(21,133)
Increase (decrease) in unrealized depreciation on open futures positions	—	(509,608)	—	—
Increase (decrease) in unrealized depreciation on open forward contracts	(171,067)	(101,504)	(1,694,899)	(1,323,006)
Accrued expenses:
Increase (decrease) in commissions	(5,520)	(16,166)	(56,003)	(56,365)
Increase (decrease) in management fees	(1,457)	(6,285)	(20,007)	(21,718)
Increase (decrease) in incentive fees	(142,694)	—	(78,926)	(761,281)
Increase (decrease) in other	(18,997)	12,902	(5,571)	35,563
Net cash provided by (used in) operating activities	(4,374,623)	(8,889,118)	(24,505,746)	1,100,153
Cash flows from financing activities:
Proceeds from additions—Limited Partners	—	—	—	1,995
Payments for redemptions—Limted Partners	(1,433,605)	(1,841,996)	(4,796,045)	(5,080,026)
Net cash provided by (used in) financing activities	(1,433,605)	(1,841,996)	(4,796,045)	(5,078,031)
Net change in cash	(5,808,228)	(10,731,114)	(29,301,791)	(3,977,878)
Unrestricted cash, at beginning of period	21,068,725	61,357,416	44,562,288	54,604,180
Unrestricted cash, at end of period	$15,260,497	$50,626,302	$15,260,497	$50,626,302

See Accompanying Notes to Financial Statements.

Smith Barney Diversified Futures Fund L.P.
Notes to Financial Statements
September 30, 2005
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

Citigroup Managed Futures LLC acts as the general partner (the "General Partner") of the Partnership. The Partnership's commodity broker is Citigroup Global Markets Inc. ("CGM"). CGM is an affiliate of the General Partner. The General Partner is wholly owned by Citigroup Global Markets Holdings Inc. ("CGMHI"), which is the sole owner of CGM. CGMHI is a wholly owned subsidiary of Citigroup Inc. ("Citigroup"). As of September 30, 2005, all trading decisions are made for the Partnership by Campbell & Company, Inc. ("Campbell"), Willowbridge Associates, Inc. ("Willowbridge"), Winton Capital Management Limited ("Winton") and Graham Capital Management L.P. ("Graham") (each an "Advisor" and collectively, the "Advisors").

The accompanying financial statements are unaudited but, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Partnership's financial condition at September 30, 2005 and December 31, 2004 and the results of its operations and cash flows for the three and nine months ended September 30, 2005 and 2004. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. You should read these financial statements together with the financial statements and notes included in the Partnership's annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2004.

Due to the nature of commodity trading, the results of operations for the interim periods presented should not be considered indicative of the results that may be expected for the entire year.

2.    Financial Highlights:

Changes in Net Asset Value per Redeemable Unit of Limited Partnership Interest for the three and nine months ended September 30, 2005 and 2004 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30
	2005	2004	2005	2004
Net realized and unrealized gains (losses)*	$15.10	$(37.75)	$(110.35)	$(38.41)
Interest income	2.80	4.15	10.10	10.34
Expenses **	(7.98)	(7.79)	(31.63)	(68.58)
Increase (decrease) for the period	9.92	(41.39)	(131.88)	(96.65)
Net Asset Value per Redeemable Unit, beginning of period	1,604.56	1,581.38	1,746.36	1,636.64
Net Asset Value per Redeemable Unit, end of period	$1,614.48	$1,539.99	$1,614.48	$1,539.99

*	Includes brokerage commissions.

**	Excludes brokerage commissions.

Smith Barney Diversified Futures Fund L.P.
Notes to Financial Statements
September 30, 2005
(Unaudited)

Financial Highlights (continued):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Ratio to average net assets: ***
Net investment loss before incentive fees ****	(6.9)%	(6.8)%	(6.8)%	(7.1)%
Operating expenses	7.6%	7.9%	7.6%	8.0%
Incentive fees	—%	—%	0.5%	2.7%
Total expenses	7.6%	7.9%	8.1%	10.7%
Total return:
Total return before incentive fees	0.6%	(2.6)%	(7.1)%	(3.1)%
Incentive fees	—%	—%	(0.5)%	(2.8)%
Total return after incentive fees	0.6%	(2.6)%	(7.6)%	(5.9)%

***	Annualized (other than incentive fees).

****	Interest income less total expenses (exclusive of incentive fees).

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

All of the commodity interests owned by the Partnership are held for trading purposes. The average fair values of these interests during the nine and twelve months ended September 30, 2005 and December 31, 2004, based on a monthly calculation, were $588,927 and $2,973,373, respectively. The fair values of these commodity interests, including options thereon, if applicable, at September 30, 2005 and December 31, 2004, were $379,473 and $1,925,860, respectively. Fair values for exchange traded commodity futures and options are based on quoted market prices for those futures and options. Fair values for all other financial instruments for which market quotations are not readily available are based on calculations approved by the General Partner.

4.    Investment in Partnerships:

Effective November 1, 2004, the Partnership allocated capital for trading to the CMF Winton Master Fund L.P., a limited partnership organized under the partnership laws of New York State (the "Winton Master"). The partnership purchased 15,054.1946 Units of the Winton Master with cash equal to $14,251,586, and a contribution of open commodity futures and forward positions with a fair value of $802,609. The Winton Master was formed in order to permit commodity pools managed now or in the future by Winton, to invest together in one trading vehicle. The General Partner is the Managing Member of the Winton Master. Individual and pooled accounts currently managed by Winton, including the

Smith Barney Diversified Futures Fund L.P.
Notes to Financial Statements
September 30, 2005
(Unaudited)

Partnership (collectively, the "Feeder Funds"), are permitted to be a non-managing member of the Winton Master. The General Partner and Winton believe that trading through this structure should promote efficiency and economy in the trading process. Expenses to investors as a result of the investment in the Winton Master are approximately the same and redemption rights are not affected.

Effective January 1, 2005, the assets allocated to Campbell for trading were invested in the CMF Campbell Master Fund L.P. ("Campbell Master"), a limited liability partnership organized under the partnership laws of the State of New York. The Partnership purchased 19,621.1422 Units of Campbell Master with cash equal to $19,428,630, and a contribution of open commodity futures and forward positions with a fair value of $192,512. Campbell Master was formed in order to permit commodity pools managed now or in the future using Campbell's Financials Metals and Energy ("FME") Portfolio, to invest together in one trading vehicle. The General Partner is the Managing Member of Campbell Master. Individual and pooled accounts currently managed by Campbell, including the Partnership (collectively, the "Feeder Funds"), are permitted to be a non-managing member of Campbell Master. The General Partner and Campbell believe that trading through this structure should promote efficiency and economy in the trading process. Expenses to investors as a result of the investment in Campbell Master are approximately the same and redemption rights are not affected.

Effective July 1, 2005, the assets allocated to Willowbridge for trading were invested in the CMF Willowbridge Master Fund L.P. ("Willowbridge Master"), a limited liability partnership organized under the partnership laws of the State of New York. The partnership purchased 12,259.3490 Units of Willowbridge Master with cash equal to $11,118,119, and a contribution of open commodity futures and forward positions with a fair value of $1,141,230. Willowbridge Master was formed in order to permit commodity pools managed now or in the future by using Willowbridge's Argo Trading Program, to invest together in one trading vehicle. The General Partner is the Managing member of Willowbridge Master. Individual and pooled accounts currently managed by Willowbridge, including the Partnership (collectively, the "Feeder Funds"), are permitted to be a non-managing member of Willowbridge Master. The General Partner and Willowbridge believe that trading through this master/feeder structure should promote efficiency and economy in the trading process. Expenses to investors as a result of the investment in Willowbridge Master are approximately the same and redemption rights are not affected.

The Winton Master's, Campbell Master's and Willowbridge Master's trading of futures, forwards and options contracts, if applicable, on commodities is done primarily on United States of America commodity exchanges and foreign commodity exchanges. The Masters all engage in such trading through commodity brokerage accounts maintained with CGM.

A non-managing member/limited partner may withdraw all or part of its capital contribution and undistributed profits, if any, from the Winton Master, Campbell Master and Willowbridge Master (the "Master Funds") in multiples of the net asset value per unit of limited partnership interest as of the last day of a month after a request for redemption has been made to the managing Member/General Partner at least 3 days in advance of month-end.

Management and incentive fees are not directly charged to the investments presented below. These fees are charged at the Partnership level. All exchange, clearing, user, give-up, floor brokerage and National Futures Association fees are borne by the Master Funds. All other fees, including CGM's direct brokerage commission, are charged at the Partnership level.

As of September 30, 2005 and December 31, 2004 the Partnership owned 9.0% and 14.0%, respectively of the Winton Master. At September 30, 2005, the Partnership owned 4.9% of Campbell Master. At September 30, 2005, the Partnership owned 7.6% of Willowbridge Master. It is Winton's, Campbell's and Willowbridge's intention to continue to invest the assets allocated to each by the Partnership in the Winton Master, Campbell Master and Willowbridge Master. The performance of the partnership is directly affected by the performance of the Master Funds.

Smith Barney Diversified Futures Fund L.P.
Notes to Financial Statements
September 30, 2005
(Unaudited)

Summarized information reflecting the total assets, liabilities and capital for the Master Funds are shown in the following tables.

	September 30, 2005
	Investments' Total Assets	Investments' Total Liabilities	Investments' Total Capital	Investment Objective	Redemptions Permitted
Campbell Master	$327,642,354	$20,278,272	$307,364,082	FME Portfolio	Monthly
Winton Master	178,028,295	473,861	177,554,434	Commodity Portfolio	Monthly
Willowbridge Master	167,925,751	367,651	167,558,100	Commodity Portfolio	Monthly
Total	$673,596,400	$21,119,784	$652,476,616

	December 31, 2004
	Investments' Total Assets	Investments' Total Liabilities	Investments' Total Capital	Investment Objective	Redemptions Permitted
Winton Master	$116,230,069	$1,104,740	$115,125,329	Commodity Portfolio	Monthly

Summarized information reflecting the Partnership's investment in, and the operations of the Master Funds are as shown in the following tables.

	September 30, 2005		For the three months ended September 30, 2005
Investment	% of Partnership's Net Assets	Fair Value	Income (loss)	Expenses Commissions	Other	Net Income (Loss)	Investment Objective	Redemptions Permitted
Campbell Master	25.06%	$14,998,415	$27,321	$5,680	$686	$20,955	FME Portfolio	Monthly
Winton Master	26.82%	16,056,163	(154,146)	34,418	1,613	(190,177)	Commodity Portfolio	Monthly
Willowbridge Master	21.37%	12,789,036	706,653	15,831	1,153	689,669	Commodity Portfoilo	Monthly
Total	73.25%	$43,843,614	$579,828	$55,929	$3,452	$520,447

	September 30, 2005		For the nine months ended September 30, 2005
Investment	% of Partnership's Net Assets	Fair Value	Income (loss)	Expenses Commissions	Other	Net Income (Loss)	Investment Objective	Redemptions Permitted
Campbell Master	25.06%	$14,998,415	$1,563,164	$20,621	$2,395	$1,540,148	FME Portfolio	Monthly
Winton Master	26.82%	16,056,163	2,119,232	85,386	5,481	2,028,365	Commodity Portfolio	Monthly
Willowbridge Master	21.37%	12,789,036	706,653	15,831	1,153	689,669	Commodity Portfoilo	Monthly
Total	73.25%	$43,843,614	$4,389,049	$121,838	$9,029	$4,258,182
	For the year December 31, 2004						Investment Objective	Redemptions Permitted
	% of Partnership's Net Assets	Fair Value
Winton Master	23.32%	$16,141,889	$—				Commodity Portfolio	Monthly

Smith Barney Diversified Futures Fund L.P.
Notes to Financial Statements
September 30, 2005
(Unaudited)

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

The majority of these instruments mature within one year of September 30, 2005. However, due to the nature of the Partnership's business, these instruments may not be held to maturity.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Partnership does not engage in the sale of goods or services. Its only assets are its equity in its commodity futures trading account, consisting of cash, net unrealized appreciation on open futures and forward contracts and interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership. While substantial losses could lead to a decrease in liquidity, no such losses occurred during the third quarter of 2005.

The Partnership's capital consists of the capital contributions of the partners as increased or decreased by realized and/or unrealized gains or losses on commodity futures trading, expenses, interest income, additions and redemptions of Redeemable Units and distributions of profits, if any.

For the nine months ended September 30, 2005, Partnership capital decreased 13.5% from $69,230,858 to $59,855,028. This decrease was attributable to a net loss from operations of $5,272,212 coupled with the redemption of 2,569.1540 Redeemable Units totaling $4,103,618. Persons investing $1,000,000 or more will pay a reduced brokerage fee, receiving the differential in the form of additional Redeemable Units. Future redemptions can impact the amount of funds available for investment in commodity contract positions in subsequent periods.

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

Results of Operations

During the Partnership's third quarter of 2005 the net asset value per Redeemable Unit increased 0.6% from $1,604.56 to $1,614.48 as compared to a decrease of 2.6% in the third quarter of 2004. The Partnership experienced a net trading gain before brokerage commissions and related fees in the third quarter of 2005 of $1,432,728. Gains were primarily attributable to the trading of commodity futures in energy, grains, metals and indices and were partially offset by losses in currencies, U.S. interest rates and non-U.S interest rates, livestock, softs and lumber. The Partnership experienced a net trading loss before brokerage commissions and related fees in the third quarter of 2004 of $643,816. Losses were primarily attributable to the trading of commodity futures in currencies, U.S. interest rates, livestock, metals, softs and indices and were partially offset by gains in energy, grains, non-U.S. interest rates and lumber.

Third Quarter results reflect strong trends and profitable trading in the energy and stock index markets with directionless and volatile prices in interest rates and currencies producing losses. Periodic trading opportunities in metals and softs generated small gains. The overall net result was positive for the quarter.

The quarter started with reversing trends in U.S. and European fixed income instruments as yields began to rise prompted by U.S. central bank rate increases. This volatility continued through the remainder of the quarter and led to the greatest sector loss for the Partnership. The most profitable trends for the quarter, however, were in the energy markets as crude oil and natural gas prices rose to historic levels. Substantial profits were made in trading these markets which saw recent trends exacerbated by the impact of the two Gulf Coast hurricanes.

Prospects of improving economic conditions in Japan led to strong profits in Nikkei stock index trading and combined with solid second quarter corporate profits led to profits in U.S. stock index trading as well. Offsetting profitable stock index trading were losses in foreign currency trading. The most notable event in this markets was the Chinese government decision to unpeg the yuan from the U.S. dollar and the yuan's subsequent upward revaluation. This led to near continuous adjustments in the relation of the major currencies throughout the quarter and range-bound trading in the U.S. dollar. While other commodity markets produced lackluster price trends, precious metals, particularly gold rose to over $400 an ounce, its highest level in 15 years and produced additional profits for the Partnership's Advisors.

During the Partnership's nine months ended September 30, 2005, the net asset value per Redeemable Unit decreased 7.6% from $1,746.36 to $1,614.48 as compared to a decrease of 5.9% for the nine months ended September 30, 2004. The Partnership experienced a net trading loss before commissions and related fees for the nine months ended September 30, 2005 of $1,827,589. Losses were primarily attributable to the trading of commodity futures in currencies, grains, U.S interest rates, livestock, metals and softs and were partially offset by gains in energy, non-U.S. interest rates, indices and lumber. The Partnership experienced a net trading gain before brokerage commissions and related fees for the nine months ended September 30, 2004 of $1,655,783. Gains were primarily attributable to the trading of commodity futures in energy, grains, non-U.S. interest rates, livestock and lumber and were partially offset by losses in currencies, U.S. interest rates, metals, softs and indices.

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

Interest income on 80% of the Partnership's daily equity maintained in cash was earned at the monthly average 30-day U.S. Treasury bill rate determined weekly by CGM based on the non-competitive yield on three month U.S. Treasury bills maturing 30 days from the date in which such weekly rate is determined. CGM may continue to maintain the Partnership's assets in cash and/or place all of the Partnership's assets in 90-day Treasury bills and pay the Partnership 80% of the interest earned on the Treasury bills purchased. CGM will retain 20% of any interest earned on Treasury bills. Interest income for the three and nine months ended September 30, 2005 decreased by $66,593 and $48,625, respectively, as compared to the corresponding periods in 2004. The decrease in interest income is primarily due to lower average net assets during the three and nine months ended September 30, 2005 as compared to the corresponding periods in 2004.

Brokerage commissions are calculated on the Partnership's net asset value as of the last day of each month and are affected by trading performance and redemptions. Accordingly, they must be compared in relation to the fluctuations in monthly net asset values. Commissions and fees for the three and nine months ended September 30, 2005 decreased by $84,772 and $486,692, respectively, as compared to the corresponding periods in 2004. The decrease in brokerage commissions is due to lower average net assets during the three and nine months ended September 30, 2005 as compared to the corresponding periods in 2004.

Management fees are calculated on the portion of the Partnership's net asset value allocated to each Advisor at the end of the month and, therefore, are affected by trading performance and redemptions. Management fees for the three and nine months ended September 30, 2005 decreased by $17,984 and $145,031, respectively as compared to the corresponding periods in 2004. The decrease in management fees is due to lower average net assets during the three and nine months ended September 30, 2005 as compared to the corresponding periods in 2004.

Incentive fees are based on the new trading profits generated by each Advisor at the end of the quarter as defined in the advisory agreements between the Partnership, the General Partner and each Advisor. Trading performance for the three and nine months ended September 30, 2005 resulted in incentive fees of $0 and $296,368, respectively. Trading performance for the three and nine months ended September 30, 2004 resulted in incentive fees of $0 and $1,880,089, respectively.

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

The following table indicates the trading Value at Risk associated with the Partnership's open positions by market category as of September 30, 2005 and the highest, lowest and average value during the three months ended September 30, 2005. All open position trading risk exposures of the Partnership have been included in calculating the figures set forth below. As of September 30, 2005, the Partnership's total capitalization was $59,855,028. There has been no material change in the trading Value at Risk information previously disclosed in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2004.

September 30, 2005
(Unaudited)

			Three Months Ended September 30, 2005
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies:
OTC	$256,063	0.43%	$828,490	$61,678	$385,443
Energy	86,500	0.14%	366,000	49,000	124,833
Grains	6,250	0.01%	43,300	6,250	15,823
Interest Rates U.S.	10,224	0.02%	226,950	1,535	14,604
Interest Rates Non -U.S.	20,220	0.03%	315,275	17,060	48,943
Metals
Exchange Traded Contracts	16,000	0.03%	16,000	—	5,333
OTC	63,320	0.11%	95,160	10,686	79,087
Softs	46,297	0.08%	61,240	9,784	41,592
Indices	432,784	0.72%	1,153,800	288,758	746,007
Total	$937,658	1.57%

*	Average of month-end Values at Risk.

Item 4.    Controls and Procedures

The General Partner of the Partnership, with the participation of the General Partner's Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) with respect to the Partnership as of the end of the period covered by the report, and, based on this evaluation, has concluded that these disclosure controls and procedures are effective. Additionally, there were no significant changes in the Partnership's internal controls or in other factors that could significantly affect these controls during the registrant's last fiscal quarter, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II.    OTHER INFORMATION

Item 1.    Legal Proceedings

The following information supplements and amends our discussion set forth under Item, 3 "Legal Proceedings" in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2004 and under Part II, Item 1, "Legal Proceedings" in the Partnership's Quarterly Report on Form 10-Q for the quarters ended March 31, 2005 and June 30, 2005.

Enron Corp.

On August 4, 2005, a breach of contract action was filed in the United States District Court for the Southern District of New York, WESTPAC BANKING CORPORATION v. CITIBANK, N.A. The complaint alleges that Citibank breached a representation and warranty in a Credit Default Swap agreement entered into in December 2000 concerning Enron.

On August 26, 2005, a group of 15 plaintiffs filed an action in the United States District Court for the Southern District of Texas, AVENUE CAPITAL MANAGEMENT II, L.P., ET AL. v. J.P. MORGAN-CHASE & CO., ET AL. The complaint names as defendants Citigroup Inc., Citibank, N.A., Citigroup Global Markets Inc., and several J.P. Morgan entities and alleges fraud, breach of fiduciary duty and breach of contract arising out of Enron bank debt incurred under two syndicated revolving credit facilities and a syndicated letter of credit facility.

WorldCom, Inc.

In STURM, ET AL. v. CITIGROUP, ET AL., an NASD arbitration seeking very significant compensatory and punitive damages, Claimants' common law claims, including fraud, arising out of alleged research analyst conflicts of interest related to SSB research coverage of WorldCom, were heard this quarter.

Citigroup, along with other financial institution defendants, entered into a settlement in NEW YORK CITY EMPLOYEES' RETIREMENT SYSTEM v. EBBERS, ET AL., resolving all claims against the Citigroup-related defendants in this WorldCom-related action, which was brought by a plaintiff that opted out of the settlement of the WorldCom class action. The settlement amount is covered by existing litigation reserves.

Citigroup along with other financial institutions and other defendants, entered into a settlement resolving all claims against the Citigroup-related defendants in 32 individual actions filed by a single law firm on behalf of 70 institutional plaintiffs that have opted out of the WorldCom class action settlement. Plaintiffs in these actions asserted various claims under federal and state law, including, among other things, federal and state securities claims, fraud, negligent misrepresentation and breach of fiduciary duty, in connection with the Citigroup-related defendants' research coverage, and underwriting of WorldCom securities. The settlement amount is covered by existing litigation reserves.

Global Crossing

On September 12, 2005, Citigroup entered into a settlement with the Global Crossing Estate Representative, resolving all claims pending in United States Bankruptcy Court for the Southern District of New York against the Citigroup-related defendants. The settlement amount is covered by existing litigation reserves.

Research

On September 27, 2005, Citigroup entered into a memorandum of agreement settling all claims against the Citigroup-related defendants in IN RE SALOMON ANALYST AT&T LITIGATION, a putative class action alleging research analyst conflicts of interest. The settlement amount is covered by existing litigation reserves. The settlement is subject to judicial approval.

On September 22, 2005, Citigroup reached an agreement-in-principle to settle all claims against the Citigroup-related defendants in NORMAN v. SALOMON SMITH BARNEY, ET AL., a putative class action asserting violations of the Investment Advisers Act of 1940 and various common law claims in connection with certain investors who maintained guided portfolio management accounts at Smith Barney. The settlement amount is covered by existing litigation reserves. The settlement is subject to judicial approval.

On August 17, 2005, in DISHER v. CITIGROUP GLOBAL MARKETS INC., the United States Court of Appeals for the Seventh Circuit reversed the district court's grant of plaintiffs' motion to remand the case to state court, and directed the district court to dismiss the case as preempted under the Securities Litigation Uniform Standards Act ("SLUSA"). The United States Supreme Court has granted review in another case involving SLUSA that may affect the Seventh Circuit's dismissal of the Disher matter.

Adelphia

In May and July of 2005, the United States District Court for the Southern District of New York granted motions to dismiss several claims, based on the running of applicable statute of limitations, asserted in the putative class and individual actions being coordinated under IN RE ADELPHIA COMMUNICATIONS CORPORATION SECURITIES AND DERIVATIVE LITIGATION. With the exception of one individual action that was dismissed with prejudice, the court granted the putative class and individual plaintiffs leave to re-plead certain of those claims the court found to be time-barred. Additional motions to dismiss the class complaint and the remaining individual complaints on other grounds remain pending.

IPO Securities Litigation

On June 30, 2005, the United States Court of Appeals for the Second Circuit entered an order in IN RE INITIAL PUBLIC OFFERING SECURITIES LITIGATION agreeing to review the district court's order granting plaintiffs' motion for class certification.

IPO Antitrust Litigation

On September 28, 2005 the United States Court of Appeals for the Second Circuit in IN RE INITIAL PUBLIC OFFERING ANTITRUST LITIGATION vacated the district court's order dismissing these actions and remanded for further proceedings.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Additional Redeemable Units offered represent a reduced brokerage fee to existing limited partners who invested $1,000,000 or more.

The following chart sets forth the purchases of Redeemable Units by the Partnership.

Period	(a) Total Number of Shares (or Units) Purchased*	(b) Average Price Paid per Share (or Unit)**	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
July 1, 2005 – July 31, 2005	240.2938	$1,552.59	N/A	N/A
August 1, 2005 – August 31, 2005	499.6361	$1,652.37	N/A	N/A
September 1, 2005 – September 30, 2005	181.2538	$1,614.48	N/A	N/A
Total	921.1837	$1,606.48	N/A	N/A

*	Generally, Limited Partners are permitted to redeem their Redeemable Units as of the end of each month on 10 days' notice to the General Partner. Under certain circumstances, the General Partner can compel redemption but, to date, the General Partner has not exercised this right. Purchases of Redeemable Units by the Partnership reflected in the chart above were made in the ordinary course of the Partnership's business in connection with effecting redemptions for Limited Partners.

**	Redemptions of Redeemable Units are effected as of the last day of each month at the Net Asset Value per Redeemable Unit as of that day.

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

21

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SMITH BARNEY DIVERSIFIED FUTURES FUND L.P.
By:	Citigroup Managed Futures LLC
(General Partner)
By:	/s/ David J. Vogel
David J. Vogel President and Director
Date:	November 14, 2005
By:	/s/ Daniel R. McAuliffe, Jr.
Daniel R. McAuliffe, Jr. Chief Financial Officer and Director
Date:	November 14, 2005