Form 10-K/A
period 2004-12-31
SMITH BARNEY DIVERSIFIED FUTURES FUND LP
filed 2005-12-14
CIK 911503

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A

Amendment
No. 1
to Form 10-K

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

DOCUMENTS INCORPORATED BY REFERENCE

None

Explanatory Note

This Amendment No. 1 on Form 10-K/A ("Amendment No. 1") amends the Annual Report for Smith Barney Diversified Futures Fund L.P. (the "Partnership") filed on Form 10-K for the year ended December 31, 2004, as initially filed with the Securities and Exchange Commission (the "SEC") on March 31, 2005 (the "Original Report"). This Amendment No. 1 is being filed in response to the SEC's comments on the Original Report and amends Part II, Item 8 "Financial Statements and Supplementary Data" by adding the financial statements of the CMF Winton Master Fund L.P. This Amendment No. 1 otherwise describes conditions as of the date of the Original Report and has not been updated to disclose events that may have occurred at a later date.

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

Item 8.    Financial Statements and Supplementary Data.

SMITH BARNEY DIVERSIFIED FUTURES FUND L.P.

INDEX TO FINANCIAL STATEMENTS

Page Number
Oath or Affirmation	F-2
Report of Independent Registered Public Accounting Firm	F-3
Financial Statements:
Statements of Financial Condition at December 31, 2004 and 2003	F-4
Condensed Schedules of Investments at December 31, 2004 and 2003	F-5 – F-6
Statements of Income and Expenses for the years ended December 31, 2004, 2003 and 2002	F-7
Statements of Changes in Partners' Capital for the years ended December 31, 2004, 2003 and 2002	F-8
Statements of Cash Flows for the years ended December 31, 2004, 2003 and 2002	F-9
Notes to Financial Statements	F-10 – F-14
Selected Unaudited Quarterly Financial Data	F-15
Financial Statements of the CMF Winton Master Fund L.P.
Oath or Affirmation	F-16
Independent Auditors' Report	F-17
Statements of Financial Condition at December 31, 2004	F-18
Condensed Schedule of Investments at December 31, 2004	F-19
Statements of Income and Expenses for the Period November 1, 2004 (commencement of trading operations) to December 31, 2004	F-20
Statements of Changes in Members' Capital for the Period from November 1, 2004 (commencement of trading operations) to December 31, 2004	F-21
Statements of Cash Flows for the Period from November 1, 2004 (commencement of trading operations) ended to December 31, 2004	F-22
Notes to Financial Statements	F-23 − F-26
Selected Unaudited Quarterly Financial Data	F-27

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

To the Limited Partners of
CMF Winton Master Fund L.P.

To the best of the knowledge and belief of the undersigned, the information contained herein is accurate and complete.

By: Daniel R. McAuliffe, Jr. Chief Financial Officer and Director Citigroup Managed Futures LLC General Partner, CMF Winton Master Fund L.P.
Citigroup Managed Futures LLC 399 Park Avenue 7th Floor New York, N.Y. 10022 212-559-2011

Independent Auditor's Report

To the Partners of
    CMF Winton Master Fund L.P.:

We have audited the accompanying statement of financial condition of the CMF Winton Master Fund (the Partnership), including the condensed schedule of investments, as of December 31, 2004, and the related statements of income and expenses, changes in partners' capital, and cash flows for the period from November 1, 2004 (commencement of trading operations) through December 31, 2004. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CMF Winton Master Fund L.P. as of December 31, 2004, and the results of its operations, changes in its partners' capital, and its cash flows for the period from November 1, 2004 (commencement of trading operations) through December 31, 2004, in conformity with U.S. accounting principles generally accepted in the United States of America.

New York, New York
March 14, 2005

CMF Winton Master Fund L.P.
Statement of Financial Condition
December 31, 2004

2004
Assets:
Equity in commodity futures trading account:
Cash (restricted $26,264,586) (Note 3c)	$113,508,857
Net unrealized appreciation on open futures positions	979,539
Unrealized appreciation on open forward contracts	1,575,476
116,063,872

Interest receivable (Note 3c)	166,197
$116,230,069

Liabilities and Partners' Capital:
Liabilities:
Unrealized depreciation on open forward contracts	$926,543
Accrued expenses:
Professional fees	12,000
Distribution payable (Note 5)	166,197
1,104,740

Partners' Capital:
Partners' Capital, 107,012.8888 Units outstanding in 2004	115,125,329
$116,230,069

See accompanying notes to financial statements.

CMF Winton Master Fund L.P.
Condensed Schedule of Investments
December 31, 2004

Sector	Contract	Fair Value
Currencies
	Futures contracts sold 0.02%	$17,239
	Futures contracts purchased 0.54%	623,634
Total Currencies 0.56%		640,873

Energy 0.14%	Futures contracts sold 0.14%	160,945

Grains (0.25)%	Futures contracts sold (0.25)%	(287,861)
Interest Rates Non-U.S.
	Futures contracts sold (0.00)%*	(10,707)
	Futures contracts purchased (0.27)%	(294,303)
Total Interest Rates Non - U.S. (0.27)%		(305,010)
Interest Rates
	Futures contracts sold (0.02)%	(21,841)
	Futures contracts purchased (0.04)%	(42,376)
Total Interest Rates (0.06)%		(64,217)

Livestock (0.08)%	Futures contracts purchased (0.08)%	(97,350)

Lumber 0.04%	Futures contracts purchased 0.04%	48,114

Metals
	Futures contracts sold 0.06%	69,925
	Futures contracts purchased (0.46)%	(524,982)
	Total Futures Contracts (0.40)%	(455,057)

	Unrealized depreciation on forward contracts (0.80)%	(926,543)
	Unrealized appreciation on forward contracts 1.37%	1,575,476
	Total forward contracts 0.57%	648,933
Total Metals 0.17%		193,876

Softs	Futures contracts sold (0.03)%	(29,600)
	Futures contracts purchased (0.15)%	(172,955)
Total Softs (0.18)%		(202,555)

Indices 1.34%	Futures contracts purchased 1.34%	1,541,657

Total Fair Value 1.41%		$1,628,472

Country Composition	Investments at Fair Value	% of Investments at Fair Value
Australia	$(157,768)	(9.69)%
Canada	213,007	13.08
France	(32,906)	(2.02)
Germany	(175,358)	(10.77)
Hong Kong	6,625	0.41
Italy	31,413	1.93
Japan	359,079	22.05
Spain	16,654	1.02
United Kingdom	989,218	60.75
United States	378,508	23.24%
	$1,628,472	100.00

Percentages are based on Partners' capital unless otherwise indicated.

* Due to rounding

See accompanying notes to financial statements.

CMF Winton Master Fund L.P.
Statement of Income and Expenses
for the period November 1, 2004
(commencement of trading operations)
to December 31, 2004

2004
Income:
Net gains (losses) on trading of commodity interests:
Realized gains on closed positions and foreign currencies	$4,622,324
Net unrealized losses on open positions	(969,894)
3,652,430
Interest income (Note 3c)	244,406
3,896,836
Expenses:
Clearing fees	152,738
Professional fees	12,000
164,738
Net income	$3,732,098
Net income per Redeemable Unit of Limited Partnership Interest (Notes 1 and 6)	$78.85

See accompanying notes to financial statements.

CMF Winton Master Fund L.P.
Statement of Changes in Partners' Capital
for the period from November 1, 2004
(commencement of trading operations)
to December 31, 2004

Limited Partners' Capital
Initial capital contribution from Limited Partners at November 1, 2004 representing 52,444.0345 Units	$52,444,034
Net income	3,732,098
Sale of 56,367.5633 Redeemable Units of Limited Partnership Interest	61,144,754
Redemption of 1,798.7090 Redeemable Units of Limited Partnership Interest	(1,951,151)
Distribution of Interest to feeder funds	(244,406)
Partners' capital at December 31, 2004	$115,125,329
Net asset value per Redeemable Unit:

2004:	$1,075.81

See accompanying notes to financial statements.

CMF Winton Master Fund L.P.
Statement of Cash Flows
for the period November 1, 2004
(commencement of trading operations) to
December 31, 2004

2004
Cash flows from operating activities:
Net income	$3,732,098
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Changes in operating assets and liabilities:
(Increase) decrease in restricted cash	(26,264,586)
(Increase) decrease in net unrealized appreciation on open futures positions	2,089,692
(Increase) decrease in unrealized appreciation on open forward contracts	(1,336,229)
(Increase) decrease in interest receivable	(166,197)

Increase (decrease) in unrealized depreciation on open forward contracts	216,431
Accrued expenses:
Increase (decrease) in professional fees	12,000
Increase (decrease) in distribution payable	166,197
Net cash provided by (used in) operating activities	(21,550,594)

Cash flows from financing activities:
Proceeds from additions	110,990,422
Payments for redemptions	(1,951,151)
Distribution of interest to feeder funds	(244,406)
Net cash provided by (used in) financing activities	108,794,865

Net change in cash	87,244,271
Unrestricted cash, at beginning of period	—
Unrestricted cash, at end of period	$87,244,271
Non cash financing activities:
Contribution of open commodity futures and forwards positions	$2,598,366

See accompanying notes to unaudited financial statements.

CMF Winton Master Fund L.P.

Notes to Financial Statements

1.    Partnership Organization:

CMF Winton Master Fund L.P. (the "Master") is a limited partnership which was organized under the partnership laws of the State of New York to engage in the speculative trading of a diversified portfolio of commodity interests including futures contracts, options and forward contracts. The commodity interests that are traded by the Master are volatile and involve a high degree of market risk. The Master is authorized to sell an unlimited number of units ("Units") of Limited Partnership Interest.

On November 1, 2004 (date Master commenced trading), CMF Winton Feeder Fund L.P. ("Winton Feeder") allocated substantially all of its capital and Smith Barney Diversified Futures Fund L.P. ("Diversified") and Smith Barney Orion Futures Fund L.P. ("Orion") allocated a portion of their capital to the Master. Winton Feeder purchased 2,000.0000 Units of the Master with cash equal to $2,000,000. Orion purchased 35,389.8399 Units of the Master with cash equal to $33,594,083 and a contribution of open commodity futures and forward positions with a fair value of $1,795,757. Diversified purchased 15,054.1946 Units of the Master with cash equal to $14,251,586 and a contribution of open commodity futures and forward positions with a fair value of $802,609. On December 1, 2004, Citigroup Diversified Futures Fund L.P. ("Citigroup Diversified") allocated a portion of its capital to the Master and purchased 52,981.2908 Redeemable Units with cash equal to $57,471,493. The Master was formed to permit commodity pools managed now or in the future by Winton Capital Management Limited (the "Advisor") using the Diversified program, the Advisor's proprietary trading program, to invest together in one vehicle.

The Master operates under a "master/feeder fund" structure where its investors consist of Winton Feeder, Orion, Diversified and Citigroup Diversified (each a "Feeder", collectively the "Feeder Funds") with 3.1%, 33.4%, 14.0% and 49.5% investments in the Master at December 31, 2004, respectively.

Citigroup Managed Futures LLC, formerly Smith Barney Futures Management LLC, acts as the general partner (the "General Partner") of the Master. The Master's commodity broker is Citigroup Global Markets Inc. ("CGM"), formerly Salomon Smith Barney Inc. CGM is an affiliate of the General Partner. The General Partner is wholly-owned by Citigroup Global Markets Inc. ("CGMHI"), formerly Salomon Smith Barney Holdings Inc., which is the sole owner of CGM. CGMHI is a wholly-owned subsidiary of Citigroup Inc. Effective as of December 31, 2004, all trading decisions for the Master are made by the Advisor.

2.    Accounting Policies:

a.	All commodity interests (including derivative financial instruments and derivative commodity instruments) are used for trading purposes. The commodity interests are recorded on trade date and open contracts are recorded in the statement of financial condition at fair value on the last business day of the year, which represents market value for those commodity interests for which market quotations are readily available. Investments in commodity interests denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing on the last business day of the year. Realized gains (losses) and changes in unrealized gains (losses) on open positions are recognized in the period in which the contract is closed or the changes occur and are included in net gains (losses) on trading of commodity interests.

b.	All of the income and expenses and unrealized gains and losses on trading of commodity interests are determined on each valuation day and are allocated pro rata among the feeder funds at the time of such determination.

c.	Income taxes have not been provided as each Partner is individually liable for the taxes, if any, on their share of the Master's income and expenses.

d.	The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

CMF Winton Master Fund L.P.

Notes to Financial Statements

3.    Agreements:

a.	Limited Partnership Agreement:

The General Partner administers the business and affairs of the Partnership including selecting one or more advisors to make trading decisions for the Partnership.

b.	Management Agreement:

The General Partner, on behalf of the Master, has entered into a Management Agreement with the Advisor, a registered commodity trading advisor. The Advisor is not affiliated with the General Partner or CGM and is not responsible for the organization or operation of the Partnership. The Management Agreement provides that the Advisor has sole discretion in determining the investment of the assets of the Master. All management fees in connection with the Management Agreement are borne by the Feeder Funds.

c.	Customer Agreement:

The Master has entered into a Customer Agreement with CGM whereby CGM provides services which include, among other things, the execution of transactions for the Master's account in accordance with orders placed by the Advisor. All exchange, clearing, user, give-up, floor brokerage and National Futures Association fees are borne by the Master. All other fees including CGM's direct brokerage commission shall be borne by the Feeder Funds. All of the Master's assets are deposited in the Master's account at CGM. The Master's cash is deposited by CGM in segregated bank accounts to the extent required by Commodity Futures Trading Commission regulations. At December 31, 2004, the amount of cash held by the Master for margin requirements was $26,264,586. The Customer Agreement between the Master and CGM gives the Master the legal right to net unrealized gains and losses. The Customer Agreement may be terminated upon notice by either party.

4.    Trading Activities:

The Master was formed for the purpose of trading contracts in a variety of commodity interests, including derivative financial instruments and derivative commodity interests. The results of the Master's trading activities are shown in the statements of income and expenses.

All of the commodity interests owned by the Master are held for trading purposes. The average fair value during the period ended December 31, 2004 based on a monthly calculation, was $3,595,835.

5.    Distributions and Redemptions:

Distributions of profits, if any, will be made at the sole discretion of the General Partner and at such times as the General Partner may decide. A limited partner may require the Partnership to redeem their Redeemable Units at their Net Asset Value as of the last day of each month. The General Partner at its sole discretion, may permit redemptions more frequently than monthly, there is no fee charged in connection with redemptions.

CMF Winton Master Fund L.P.

Notes to Financial Statements

6.    Financial Highlights:

Changes in the Net Asset Value per Redeemable Unit of Partnership interest for the period from November 1, 2004 (commencement of trading operations) to December 31, 2004 was as follows:

2004
Net realized and unrealized gains (losses)*	$75.92
Interest income	3.04
Expenses**	(0.11)
Increase (decrease) for the period	78.85
Distributions	(3.04)
Net asset value per Redeemable Unit, beginning of period	1,000.00
Net asset value per Redeemable Unit, end of period	$1,075.81

*	Includes clearing fees

**	Excludes clearing fees

Ratios to Average Net Assets:****
Net investment income***	0.6%
Operating expenses	1.3%
Total return	7.9%

***	Interest income less total expenses (exclusive of incentive fees)

****	Annualized.

The above ratios may vary for individual investors based on the timing of capital transactions during the period. Additionally, these ratios are calculated for the Limited Partner class using Limited Partner's share of income, expense and average net assets.

7.    Financial Instrument Risks:

In the normal course of its business, the Master is party to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments. These financial instruments may include forwards, futures and options, whose values are based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash flows, or to purchase or sell other financial instruments at specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange or over-the-counter ("OTC"). Exchange traded instruments are standardized and include futures and certain option contracts. OTC contracts are negotiated between contracting parties and include forwards and certain options. Each of these instruments is subject to various risks similar to those related to the underlying financial instruments including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange traded instruments because of the greater risk of default by the counterparty to an OTC contract.

Market risk is the potential for changes in the value of the financial instruments traded by the Master due to market changes, including interest and foreign exchange rate movements and fluctuations in commodity or security prices. Market risk is directly impacted by the volatility and liquidity in the markets in which the related underlying assets are traded.

Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. Credit risk with respect to exchange traded instruments is reduced

CMF Winton Master Fund L.P.

Notes to Financial Statements

to the extent that an exchange or clearing organization acts as a counterparty to the transactions. The Master's risk of loss in the event of counterparty default is typically limited to the amounts recognized in the statements of financial condition and not represented by the contract or notional amounts of the instruments. The Master has credit risk and concentration risk because the sole counterparty or broker with respect to the Master's assets is CGM.

The General Partner monitors and controls the Master's risk exposure on a daily basis through financial, credit and risk management monitoring systems, and accordingly believes that it has effective procedures for evaluating and limiting the credit and market risks to which the Master is subject. These monitoring systems allow the General Partner to statistically analyze actual trading results with risk adjusted performance indicators and correlation statistics. In addition, on-line monitoring systems provide account analysis of futures, forwards and options positions by sector, margin requirements, gain and loss transactions and collateral positions.

The majority of these instruments mature within one year of December 31, 2004. However, due to the nature of the Master's business, these instruments may not be held to maturity.

CMF Winton Master Fund L.P.

Notes to Financial Statements

Selected unaudited quarterly financial data for the Master for the period from November 1, 2004 (commencement of trading operations) to December 31, 2004 is summarized below:

For the period from November 1, 2004 to December 31, 2004
Net realized and unrealized trading gains (losses) net of brokerage commissions and clearing fees plus interest income	$3,744,098
Net income (loss)	$3,732,098
Increase (decrease) in Net Asset Value per Redeemable Unit	$78.85

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