Form 10-K/A
period 2004-12-31
SMITH BARNEY DIVERSIFIED FUTURES FUND LP
filed 2006-01-30
CIK 911503

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A

Amendment
No. 2
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

DOCUMENTS INCORPORATED BY REFERENCE

None

Explanatory Note

This Amendment No. 2 on Form 10-K/A ("Amendment No. 2") amends the Annual Report for Smith Barney Diversified Futures Fund L.P. (the "Partnership") filed on Form 10-K for the year ended December 31, 2004, as initially filed with the Securities and Exchange Commission (the "SEC") on March 31, 2005 and as amended on December 14, 2005 (the "Original Report"). This Amendment No. 2 is being filed in response to the SEC's comments on the Original Report and amends the certifications and signature pages attached. This Amendment No. 2 otherwise describes conditions as of the date of the Original Report and has not been updated to disclose events that may have occurred at a later date.

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