Form 10-K
period 2005-12-31
SMITH BARNEY DIVERSIFIED FUTURES FUND LP
filed 2006-03-29
CIK 911503

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the year ended December 31, 2005

Commission File Number 0-26132

SMITH BARNEY DIVERSIFIED FUTURES FUND L.P.
(Exact name of registrant as specified in its charter)
New York	13-3729162
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
c/o Citigroup Managed Futures LLC 731 Lexington Ave. – 25th New York, New York 10022
(Address and Zip Code of principal executive offices)
(212) 559-2011
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Redeemable Units of Limited Partnership Interest

(Title of Class)

Indicated by check mark if the registrant is a well known seasonal issuer as defined in Rule 405 of the Securities Act.

Yes             No X

Indicate by check mark if the registrant is not required to file reports pursuant to section 13 or section 15(d) of the Act.

Yes             No X

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

Indicate by check mark whether the registrant is a large accelerated filer, a accelerated filer, or an non-accelerated filer (as defined in Rule 12b-2 of the Act).

Large Accelerated Filer             Accelerated Filer              Non-accelerated Filer X

Indicate by check mark if the registrant is a shell company (as defined in rule 12b-2 of the Act.

Yes             No X

Limited Partnership Redeemable Units with an aggregate value of $58,916,700 were outstanding and held by non-affiliates as of the last business day of the registrant's most recently completed second fiscal quarter.

As of February 28, 2006, 33,994,0887 Limited Partnership Redeemable Units were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

PART I

Item 1.    Business

(a) General development of business. Smith Barney Diversified Futures Fund L.P. (the "Partnership") is a limited partnership organized under the partnership laws of the State of New York, on August 13, 1993 to engage in speculative trading of a diversified portfolio of commodity interests, including futures contracts, options and forwards. The commodity interests that are traded by the Partnership are volatile and involve a high degree of market risk. The Partnership commenced trading operations on January 12, 1994. A total of 150,000 redeemable units of Limited Partnership Interest in the Partnership ("Redeemable Units") were offered to the public. A Registration Statement on Form S-1 relating to the public offering became effective on October 29, 1993 (File No. 033-68074). Between October 29, 1993 and January 11, 1994, 75,615 Redeemable Units were sold to the public at $1,000 per Redeemable Unit. Proceeds of the offering were held in an escrow account and were transferred, along with the general partner's contribution of $781,000, to the Partnership's trading account on January 12, 1994 when the Partnership commenced trading. An additional 150,000 Redeemable Units were registered on a Registration Statement on Form S-1 effective February 17, 1994 (File No. 033-75056). Sales of additional Redeemable Units and additional general partner contributions and redemptions of Redeemable Units for the year ended December 31, 2005 are reported in the Statement of Changes in Partners' Capital on page F-9 under "Item 8. Financial Statements and Supplementary Data."

Effective November 1, 2004, the Partnership allocated capital for trading to CMF Winton Master L.P., a limited partnership organized under the partnership laws of New York State ("Winton Master"). The Partnership purchased 15,054.1946 Units of Winton Master with cash equal to $14,251,586, and a contribution of open commodity futures and forward positions with a value of $802,609. The Winton Master was formed in order to permit commodity pools managed now or in the future by Winton Capital Management Limited ("Winton"), to invest together in one trading vehicle. The General Partner is the general partner of Winton Master. Individual and pooled accounts currently managed by Winton, including the Partnership are permitted to be limited partners of the Winton Master. The General Partner and Winton believe that trading through this structure should promote efficiency and economy in the trading process. Expenses to investors as a result of the investment in the Winton Master are approximately the same and redemption rights are not affected.

Effective January 1, 2005, the assets allocated to Campbell for trading were invested in the CMF Campbell Master Fund L.P. ("Campbell Master"), a limited partnership organized under the partnership laws of the State of New York. The Partnership purchased 19,621.1422 Units of Campbell Master equal to $19,428,630, and a contribution of open commodity futures and forward positions with a value of $192,512. Campbell Master was formed in order to permit commodity pools managed now or in the future by Campbell & Company, Inc. ("Campbell") using its Financials Metals and Energy "FME" portfolio, to invest together in one trading vehicle. The General Partner is the general partner of Campbell Master. Individual and pooled accounts currently managed by Campbell, including the Partnership are permitted to be limited partners of Campbell Master. The General Partner and Campbell believe that trading through this structure should promote efficiency and economy in the trading process. Expenses to investors as a result of the investment in Campbell Master are approximately the same and redemption rights are not affected.

Effective July 1, 2005, the assets allocated to Willowbridge for trading were invested in the CMF Willowbridge Argo Master Fund L.P. ("Willowbridge Master"), a limited partnership organized under the partnership laws of the State of New York. The Partnership purchased 12,259.3490 Units of Willowbridge Master with cash equal to $11,118,119, and a contribution of open commodity futures and forward positions with a fair value of $1,141,230. Willowbridge Master was formed in order to permit commodity pools managed now or in the future by Willowbridge Associates, Inc. ("Willowbridge") using its Argo Trading Program, to invest together in one trading vehicle. The General Partner is the general partner of Willowbridge Master. Individual and pooled accounts currently managed by Willowbridge, including the Partnership are permitted to be limited partners of Willowbridge Master. The General Partner and Willowbridge believe that trading through this structure should promote efficiency and economy in the trading process. Expenses to investors as a result of the investment in Willowbridge Master are approximately the same and redemption rights are not affected.

Campbell Master's, Willowbridge Master's and Winton Master's (the "Master Funds") trading of futures, forwards and options contracts, if applicable, on commodities is done primarily on United States of America commodity exchanges and foreign commodity exchanges. The Master Funds all engage in such trading through commodity brokerage accounts maintained with CGM.

A limited partner may withdraw all or part of its capital contribution and undistributed profits, if any, from the Master Funds in multiples of the net asset value per unit of limited partnership interest as of the last day of a month after a request for redemption has been made to the General Partner at least 3 days in advance of month-end.

Management and incentive fees are charged at the Partnership level. All exchange, clearing, user, give-up, floor brokerage and National Futures Association fees are borne by the Master Funds. All other fees including CGM's direct brokerage commission are charged at the Partnership level.

At December 31, 2005 the Partnership owns 4.7%, 7.4% and 8.7%, respectively of Campbell Master, Willowbridge Master and Winton Master. At December 31, 2004 the Partnership owns 14.0% of the Winton Master. It is Campbell's, Winton's and Willowbridge's intention to continue to invest the assets allocated to each by the Partnership in the Campbell Master, Winton Master and Willowbridge Master, respectively. The performance of the partnership is directly affected by the performance of Master Funds.

Citigroup Managed Futures LLC, acts as the general partner (the "General Partner") of the Partnership. The Partnership's commodity broker is Citigroup Global Markets Inc. ("CGM"). CGM is an affiliate of the General Partner. The General Partner is wholly owned by Citigroup Global Markets Holdings Inc. ("CGMHI"), which is the sole owner of CGM. CGMHI is a wholly owned subsidiary of Citigroup Inc.

The Partnership's trading of futures, forwards and options contracts, if applicable, on commodities is done on United States of America and foreign commodity exchanges. It engages in such trading through a commodity brokerage account maintained with CGM. As of December 31, 2005, all commodity trading decisions are made for the Partnership by Campbell & Company, Inc. ("Campbell"), Willowbridge Associates, Inc. ("Willowbridge"), Winton Capital Management Limited ("Winton") and Graham Capital Management, L.P. ("Graham") (collectively, the "Advisors"). None of the Advisors are affiliated with one another, the General Partner or CGM. The Advisors are not responsible for the organization or operation of the Partnership.

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

The Partnership has entered into a customer agreement with CGM (the "Customer Agreement") which provides that the Partnership pays CGM a monthly brokerage fee equal to 11/24 of 1% (5.5% per year) of month-end Net Assets allocated to the Advisors in lieu of brokerage commissions on a per trade basis. Month-end Net Assets for the purpose of calculating commissions are Net Assets, as defined in the Limited Partnership Agreement, prior to the reduction of accrued expenses and redemptions payable. Persons investing $1,000,000 or more will pay a reduced brokerage fee of 7/24 of 1% of month-end Net Assets (3.5% per year), receiving the differential between this reduced fee and 5.5% per year in the form of additional Redeemable Units. CGM pays a portion of its brokerage fees to its financial advisors who have sold Redeemable Units and who are registered as associated persons with the Commodity Futures Trading Commission (the "CFTC"). The Partnership pays for National Futures Association ("NFA") fees, exchange and clearing fees, give-up and user fees and floor brokerage fees. The Customer Agreement between the Partnership and CGM gives the Partnership the legal right to net unrealized gains and losses. Brokerage fees will be paid for the life of the Partnership, although the rate at which such fees are paid may be changed.

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

(b) Financial information about industry segments. The Partnership's business consists of only one segment, speculative trading of commodity interests. The Partnership does not engage in sales of goods or services. The Partnership's net income (loss) from operations for the years ended December 31, 2005, 2004, 2003, 2002 and 2001 is set forth under "Item 6. Selected Financial Data". The Partnership's capital as of December 31, 2005 was $58,008,725.

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

Item 1A.    Risk Factors

The trading of commodity interests is speculative, volatile and involves a high degree of leverage. A small change in the market price of a commodity interest contract can produce major losses for the Partnership.

Due to the speculative nature of trading commodity interests, an investor could lose all of its investment in the Partnership.

Regardless of its trading performance, the Partnership will incur fees and expenses, including brokerage and management fees. Fees will be paid to the trading advisor even if the Partnership experiences a net loss for the full year.

An investor's ability to redeem units is limited and no market exists for the units.

The Partnership is subject to numerous conflicts of interest including those that arise from the facts that:

1.	The General Partner and commodity broker are affiliates;

2.	Each of the trading advisor(s), the commodity broker and their principals and affiliates may trade in commodity interests for their own accounts; and

3.	Smith Barney financial advisors will receive ongoing compensation for providing services to an investor's account.

The Partnership will not provide any benefit of diversification of an investor's overall portfolio unless it is profitable and produces returns that are independent from stock and bond market returns.

The advisor's trading strategies may not perform as they have performed in the past. The advisors has from time to time incurred substantial losses in trading on behalf of clients.

Investors are taxed on their share of the Partnership's income, even though the Partnership does not intend to make any distributions.

The General Partner at any time may select and allocate the Partnership's assets to undisclosed advisors. Investors may not be advised of such changes in advance. Investors must rely on the ability of the General Partner to select advisors and allocate assets among them.

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

Regulatory Matters

Both the Department of Labor and the Internal Revenue Service ("IRS") have advised Citigroup Global Markets that they were or are reviewing transactions in which Ameritech Pension Trust purchased from Citigroup Global Markets and certain affiliates approximately $20.9 million in participations in a portfolio of motels owned by Motels of America, Inc. and Best Inns, Inc. With respect to the IRS review, Citigroup Global Markets and certain affiliated entities have consented to extensions of time for the assessment of excise taxes that may be claimed to be due with respect to the transactions for the years 1987, 1988 and 1989.

IPO Regulatory Inquiries

Since April 2002, Citigroup Global Markets and several other broker dealers have received subpoenas and/or requests for information from various governmental and self-regulatory agencies and Congressional committees as part of their research on IPO allocation inquiries. With respect to issues raised by the NASD, the NYSE and the SEC about Citigroup Global Markets' and other firms' e-mail retention practices, Citigroup Global Markets and several other broker/dealers and the NASD, the NYSE and the SEC entered into a settlement agreement in December 2002. Citigroup Global Markets agreed to pay a penalty in the amount of $1.65 million and did not admit any wrongdoing. No individuals from Citigroup Global Markets have been charged in the IPO allocation proceedings.

IPO Civil Litigation

In April 2002, consolidated amended complaints were filed against Citigroup Global Markets and other investment banks named in numerous alleged class actions filed in the United States District Court for the Southern District of New York, alleging violations of certain federal securities laws (including Section 11 of the Securities Act of 1933, as amended, and Section 10(b) of the Securities Exchange Act of 1934, as amended) with respect to the allocation of shares for certain initial public offerings and related aftermarket transactions and damage to investors caused by allegedly biased research analyst reports. On February 19, 2003, the Court issued an opinion denying defendants' motion to dismiss.

On October 13, 2004, the court granted in part the motion to certify class actions for six focus cases in the securities litigation. Citigroup Global Markets is not a defendant in any of the six focus cases. The underwriter defendants in the focus cases have filed a petition to the United States Court of Appeals for the Second Circuit seeking review of this decision.

On June 30, 2005, the United States Court of Appeals for the Second Circuit entered an order in In Re: Initial Public Offering Securities Litigation agreeing to review the district court's order granting plaintiffs' motion for class certification.

Also filed in the Southern District of New York against Citigroup Global Markets and other investment banks were several alleged class actions that were consolidated into a single class action alleging violations of certain federal and state antitrust laws in connection with the allocation of shares in initial public offerings when acting as underwriters. On November 3, 2003, the court granted Citigroup Global Markets' motion to dismiss the consolidated amended complaint in the antitrust case. On September 28, 2005, the United States Court of Appeals for the Second Circuit in In Re: Initial Public Offering Antitrust Litigation vacated the district court's order dismissing these actions and remanded for further proceedings.

Research Settlement

On April 28, 2003, Citigroup Global Markets announced final agreements with the SEC, the NASD, the NYSE and the New York Attorney General (as lead state among the 50 states, the District of Columbia and Puerto Rico) to resolve on a civil basis all of their outstanding investigations into its research and IPO allocation and distribution practices (the "Research Settlement"). As part of the Research Settlement, Citigroup Global Markets has consented to the entry of (1) an injunction under the federal securities laws to be entered in the United States District Court for the Southern District of New York, barring Citigroup Global Markets from violating provisions of the federal securities laws and related NASD and NYSE rules relating to research, certain IPO allocation practices, the safeguarding of material nonpublic information, and the maintenance of required books and records and requiring Citigroup Global Markets to adopt and enforce new restrictions on the operation of research; (2) an NASD Acceptance Waiver and Consent requiring Citigroup Global Markets to cease and desist from violations of corresponding NASD rules and requiring Citigroup Global Markets to adopt and enforce the same new restrictions; (3) an NYSE Stipulation and Consent requiring Citigroup Global Markets to cease and desist from violations of corresponding NYSE rules and requiring Citigroup Global Markets to adopt and enforce the same new restrictions; and (4) an Assurance of Discontinuance with the New York Attorney General containing substantially the same or similar restrictions. The Research Settlement requires Citigroup Global Markets to pay $300 million for retrospective relief, plus $25 million for investor education, and commit to spend $75 million to provide independent third-party research to its clients at no charge. Citigroup Global Markets reached these final settlement agreements without admitting or denying any wrongdoing or liability. The Research Settlement does not establish wrongdoing or liability for purposes of any other proceeding. The $300 million was accrued during the fourth quarter of 2002.

To effectuate the Research Settlement, the SEC filed a Complaint and Final Judgment in the United States District Court for the Southern District of New York. On October 31, 2003, final judgment was entered against Citigroup Global Markets and nine other investment banks. The NASD has accepted the Letter of Acceptance, Waiver and Consent entered into with Citigroup Global Markets in connection with the Research Settlement. In May 2003, the NYSE advised Citigroup Global Markets that the Hearing Panel's Decision, in which it accepted the Research Settlement, had become final. As required by the Research Settlement, Citigroup Global Markets also has entered into separate settlement agreements with numerous states and certain U.S. territories.

Several individual actions have been filed against Citigroup and Citigroup Global Markets relating to, among other things, research on Qwest Communications International, Inc. alleging violations of state and federal securities laws.

Enron Regulatory Settlement

On July 28, 2003, Citigroup (Citigroup Global Markets' ultimate parent) entered into a final settlement agreement with the SEC to resolve the SEC's outstanding investigations into Citigroup transactions with Enron Corp. and Dynegy Inc. Pursuant to the settlement, Citigroup has, among other terms, (1) consented to the entry of an administrative cease and desist order, which bars Citigroup from committing or causing violations of provisions of the federal securities laws, and (2) agreed to pay $120 million ($101.25 million allocable to Enron and $18.75 million allocable to Dynegy). Citigroup entered into this settlement without admitting or denying any wrongdoing or liability, and the settlement does not establish wrongdoing or liability for purposes of any other proceeding. On July 28, 2003, Citibank, N.A. entered into an agreement with the Office of the Comptroller of the Currency ("OCC") and Citigroup entered into an agreement with the Federal Reserve Bank of New York ("FED") to resolve their inquiries into certain of Citigroup's transactions with Enron. Pursuant to the agreements, Citibank and Citigroup have agreed to submit plans to the OCC and FED, respectively, regarding the handling of complex structured finance transactions. Also on July 28, 2003, Citigroup entered into a settlement agreement with the Manhattan District Attorney's Office to resolve its investigation into certain of Citigroup' s transactions with Enron. Pursuant to that settlement, Citigroup has agreed to pay $25.5 million and to abide by its agreements with the SEC, OCC and FED.

Enron-Related Civil Actions

Citigroup Global Markets, Citigroup and various other Citigroup-related entities have been named as defendants in over 20 civil lawsuits pending in state and federal courts throughout the United States, alleging claims against Citigroup and Citigroup Global Markets based on their dealings with Enron. The majority of these cases have been brought by purchasers and sellers of Enron equity and debt securities and Enron-linked securities. Many of the plaintiffs in these actions are large, institutional investors that had substantial Enron and Enron-linked holdings. The lawsuits collectively allege as against Citigroup and/or its affiliates and subsidiaries, among other things, federal securities fraud, state law claims of negligent misrepresentation, fraud, breach of fiduciary duty, aiding and abetting a breach of fiduciary duty and related claims. In most of these lawsuits, Citigroup is named as a co-defendant along with other investment banks alleged to have had dealings with Enron. The majority of cases pending in the federal courts have been, or are in the process of being, consolidated before a single judge in the United States District Court for the Southern District of Texas. In addition, in five adversary proceedings in the Enron Chapter 11 bankruptcy, Enron and, in one case, its co-debtor affiliates and subsidiaries, and the Official Committee of Unsecured Creditors of Enron Corp., et al., have named Citigroup and/or its affiliates or subsidiaries as defendants.

On June 13, 2005, Citigroup announced a settlement of the Enron class action litigation (Newby, et al v. Enron Corp., et al.) currently pending in the United States District Court for the Southern District of Texas, Houston Division. This settlement resolves all claims against Citigroup brought on behalf of the class of purchasers of publicly traded equity and debt securities issued by Enron and Enron-related entities between September 9, 1997 and December 2, 2001. The settlement, which involves a pre-tax payment of $2.0 billion to the settlement class, is fully covered by Citigroup's existing litigation reserves. It is subject to approval by the Board of Regents of the University of California (the lead plaintiff), the Citigroup Board and the District Court in Texas.

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

In April 2005, Citigroup, along with other financial institution defendants, reached an agreement-in-principle to settle four state-court actions brought by various investment funds, which were not previously consolidated or coordinated with other actions. The four cases are OCM Opportunities Fund III, L.P., et al. v. Citigroup Inc., et al.; Pacific Investment Management Co. LLC, et al. v. Citigroup Inc., et al.; AUSA Life Insurance v. Citigroup Inc., et al. and Principal Global Investors v. Citigroup Inc., et al. The amounts to be paid in settlement of these actions are covered by existing litigation reserves.

On August 26, 2005, a group of 15 plaintiffs filed an action in the United States District Court for the Southern District of Texas (Avenue Capital Management II, L.P., et al. v. J.P. Morgan-Chase & Co., et al.). The complaint names as defendants Citigroup Inc., Citibank, N.A., Citigroup Global Markets, and several J.P. Morgan entities and alleges fraud, breach of fiduciary duty and breach of contract arising out of Enron bank debt incurred under two syndicated revolving credit facilities and a syndicated letter of credit facility.

Dynegy Inc.

On June 6, 2003, the complaint in a pre-existing alleged class action pending in the United States District Court for the Southern District of Texas (In Re: Dynegy Inc. Securities Litigation) brought by purchasers of publicly traded debt and equity securities of Dynegy Inc. was amended to add Citigroup, Citibank and Citigroup Global Markets as defendants. The plaintiffs allege violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, against the Citigroup defendants. The Citigroup defendants filed a motion to dismiss in March 2004, which motion was granted by the District Court in October 2004. The court denied lead plaintiff's request for leave to appeal.

The court had also previously denied lead plaintiff's motion for leave to amend. No appeal was yet timely while the remainder of the case remained pending. On April 15, 2005, as part of a global settlement involving all defendants, Citigroup entered into a memorandum of understanding to settle this case. The amount to be paid in settlement is covered by existing litigation reserves.

WorldCom-Related Litigation

Citigroup, Citigroup Global Markets and certain executive officers and current and former employees have been named as defendants -- along with twenty-two other investment banks, certain current and former WorldCom officers and directors, and WorldCom's former auditors -- in a consolidated class action brought on behalf of individuals and entities who purchased or acquired publicly traded securities of WorldCom between April 29, 1999 and June 25, 2002 in In Re: Worldcom, Inc. Securities Litigation. The class action complaint asserts claims against Citigroup Global Markets under (i) Sections 11 and 12(a)(2) of the Securities Act of 1933, as amended, in connection with certain bond offerings in which it served as underwriter, and (ii) Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated under Section 10(b), alleging that it participated in the preparation and/or issuance of misleading WorldCom registration statements and disseminated misleading research reports concerning WorldCom stock. In 2003, the district court denied Citigroup Global Markets' motion to dismiss the consolidated class action complaint and granted the plaintiffs' motion for class certification.

Pursuant to an order entered May 28, 2003, the District Court consolidated approximately seventy-eight individual actions with the class action for pretrial proceedings. The claims asserted in these individual actions are substantially similar to the claims alleged in the class action and assert state and federal securities law claims based on Citigroup Global Markets' research reports concerning WorldCom and/or Citigroup Global Markets' role as an underwriter in WorldCom offerings. Plaintiffs in certain of these actions filed motions to remove their cases to state court. The District Court denied these motions and its rulings were upheld on appeal.

Numerous other actions asserting claims against Citigroup Global Markets in connection with its research reports about WorldCom and/or its role as an investment banker for WorldCom are pending in other federal and state courts around the country. These actions have been remanded to various state courts, are pending in other federal courts, or have been conditionally transferred to the United States District Court for the Southern District of New York to be consolidated with the class action. In addition to the court suits, actions asserting claims against Citigroup and certain of its affiliates relating to its WorldCom research reports are pending in numerous arbitrations around the country. These actions assert claims that are substantially similar to the claims asserted in the class action.

On May 10, 2004, Citigroup announced that it had agreed to pay $2.58 billion to settle the WorldCom class action suits. The United States District Court for the Southern District of New York granted approval of the proposed settlement on November 10, 2004.

On September 17, 2004, Weinstein, et al. v. Ebbers, et al., an alleged class action against Citigroup Global Markets and others brought on behalf of holders of WorldCom securities asserting claims based on, among other things, Citigroup Global Markets' research reports concerning WorldCom, was dismissed with prejudice in its entirety by the United States District Court for the Southern District of New York. The plaintiffs noticed an appeal of the dismissal to the United States Court of Appeals for the Second Circuit on October 15, 2004. The parties have reached an agreement in principle on the terms of a settlement of this action.

Citigroup and Citigroup Global Markets, along with a number of other defendants, have settled Retirement Systems of Alabama, et al. v. J.P. Morgan Chase & Co., et al., a WorldCom individual action that had been remanded to the Circuit Court of Montgomery County, Alabama. The settlement became final on September 30, 2004.

On June 28, 2004, the United States District Court for the Southern District of New York dismissed all claims under the Securities Act of 1933, as amended, and certain claims under the Securities Exchange Act of 1934 in In Re: Targets Securities Litigation, an alleged class action against Citigroup and Citigroup Global Markets and certain former employees, leaving only claims under the 1934 Act for purchases of Targeted Growth Enhanced Terms Securities With Respect to the Common Stock of MCI WorldCom, Inc. ("TARGETS") after July 30, 1999. On October 20, 2004, the parties signed a Memorandum of Understanding setting forth the terms of a settlement of all remaining claims in this action. The settlement was preliminarily approved by the Court on January 11, 2005.

A fairness hearing was held on November 5, 2004 in connection with the proposed class settlement between plaintiffs and the Citigroup-related defendants in In Re: Worldcom, Inc. Securities Litigation.

Citigroup, along with other financial institutions and other defendants, entered into settlements resolving certain claims against Citigroup-related defendants in a number of WorldCom-related actions. The settlement amounts are covered by existing litigation reserves.

Global Crossing

On or about January 28, 2003, the lead plaintiff in a consolidated alleged class action in the United States District Court for the Southern District of New York (In Re: Global Crossing, Ltd. Securities Litigation) filed a consolidated complaint on behalf of purchasers of the securities of Global Crossing and Asia Global Crossing, which names as defendants, among others, Citigroup, Citigroup Global Markets, Citigroup Global Markets Holdings Inc. and certain executive officers and current and former employees. The alleged class action complaint asserts claims under the federal securities laws alleging that the defendants issued research reports without a reasonable basis in fact and failed to disclose conflicts of interest with Global Crossing in connection with published investment research. On March 22, 2004, the lead plaintiff amended its consolidated complaint to add claims on behalf of purchasers of the securities of Asia Global Crossing. The added claims assert causes of action under the federal securities laws and common law in connection with Citigroup Global Markets' research reports about Global Crossing and Asia Global Crossing and for Citigroup Global Markets' roles as an investment banker for Global Crossing and as an underwriter in the Global Crossing and Asia Global Crossing offerings. The Citigroup-related defendants moved to dismiss all of the claims against them on July 2, 2004. In March 2005, the plaintiffs and the Citigroup-related defendants reached a settlement of all claims against the Citigroup-related defendants, including both research and underwriting claims and claims concerning losses in both Global Crossing and Asia Global Crossing, for a total of $75 million. The Court granted preliminary approval of the settlement on March 8, 2005.

In addition, on or about January 27, 2004, the Global Crossing Estate Representative filed in the United States Bankruptcy Court for the Southern District of New York (i) an adversary proceeding asserting claims against, among others, Citigroup, Citigroup Global Markets and certain executive officers and current and former employees, under federal bankruptcy law and common law in connection with Citigroup Global Markets' research reports about Global Crossing and for its role as an underwriter in Global Crossing offerings, and (ii) an adversary proceeding against Citigroup and several other financial institutions seeking to rescind the payment of a $1 billion loan made to a subsidiary of Global Crossing. The Citigroup-related defendants moved to dismiss the former action on June 26, 2004, and the latter on May 28, 2004. The plaintiffs and the Citigroup-related defendants have since entered into a definitive settlement agreement in the In Re: Global Crossing, Ltd. Securities Litigation; the settlement was preliminarily approved by the Court on March 8, 2005. The amount to be paid in settlement is covered by existing litigation reserves.

In addition, actions asserting claims against Citigroup and certain of its affiliates relating to its Global Crossing research reports are pending in numerous arbitrations around the country. These arbitration proceedings assert claims that are substantially similar to the claims asserted in the alleged class action.

Adelphia Communications Corporation

On July 6, 2003, an adversary proceeding was filed by the Official Committee of Unsecured Creditors on behalf of Adelphia Communications Corporation against certain lenders and investment banks, including Citigroup Global Markets, Citibank, N.A., Citicorp USA, Inc., and Citigroup Financial Products, Inc. (together, the "Citigroup Parties"). The complaint alleges that the Citigroup Parties and numerous other defendants committed acts in violation of the Bank Holding Company Act and the common law. The complaint seeks equitable relief and an unspecified amount of compensatory and punitive damages. In November 2003, a similar adversary proceeding was filed by the Equity Holders Committee of Adelphia. In June 2004, motions to dismiss were filed with respect to the complaints of the Official Committee of Unsecured Creditors and the Equity Holders Committee. The motions are currently pending.

In addition, Citigroup Global Markets is among the underwriters named in numerous civil actions brought to date by investors in Adelphia debt securities in connection with Adelphia securities offerings between September 1997 and October 2001. Three of the complaints also asserted claims against Citigroup and Citibank, N.A. All of the complaints alleged violations of federal securities laws, and certain of the complaints also alleged violations of state securities laws and the common law. The complaints sought unspecified damages. In December 2003, a second amended complaint was filed and consolidated before the same judge of the United States District Court for the Southern District of New York.

In May and July of 2005, the United States District Court for the Southern District of New York dismissed several claims on statute of limitations grounds in the class and individual actions being coordinated under In Re: Adelphia Communications Corporation Securities and Derivatives Litigation. With the exception of one individual action that was dismissed with prejudice, the court granted the class and individual plaintiffs leave to re-plead certain of those claims the court found to be time-barred. Additional motions to dismiss the class complaint and the remaining individual complaints on other grounds remain pending.

Mutual Funds

Citigroup and certain of its affiliates have been named in several class action litigations pending in various federal district courts arising out of alleged violations of the federal securities laws, the Investment Company Act and the common law (including breach of fiduciary duty and unjust enrichment). The claims concern practices in connection with the sale of mutual funds, including allegations involving market timing, revenue sharing, incentive payments for the sale of proprietary funds, undisclosed breakpoint discounts for the sale of certain classes of funds, inappropriate share class recommendations and inappropriate fund investments. The litigations involving market timing have been consolidated under the MDL rules in the United States District Court for the District of Maryland, and the litigations involving revenue sharing, incentive payment and other issues have been consolidated in the United States District Court for the Southern District of New York. The plaintiffs in these litigations generally seek unspecified compensatory damages, rescissionary damages, injunctive relief, costs and fees. In the principal market timing cases that name Citigroup, a lead plaintiff has been appointed but that plaintiff has not yet filed an amended complaint. In the cases concerning revenue sharing, incentive payment and other issues, the lead plaintiff filed a consolidated and amended complaint on December 15, 2004.

Several issues in the mutual fund industry have come under the scrutiny of federal and state regulators. Citigroup has received subpoenas and other requests for information from various government regulators regarding market timing, financing, fees, sales practices and other mutual fund issues in connection with various investigations. Citigroup is cooperating with all such reviews. Additionally, Citigroup Global Markets has entered into a settlement agreement with the SEC with respect to revenue sharing and sales of classes of funds.

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

Research Analyst Litigation

Since May 2002, Citigroup Global Markets and certain executive officers and current and former employees have been named as defendants in numerous alleged class action complaints, individual actions, and arbitration demands by purchasers of various securities alleging that they violated federal securities law, including Sections 10 and 20 of the Securities Exchange Act of 1934, as amended, and certain state laws for allegedly issuing research reports without a reasonable basis in fact and for allegedly failing to disclose conflicts of interest with companies in connection with published investment research, including Global Crossing, Ltd., AT&T Corp., Level 3 Communications, Inc., Metromedia Fiber Network, Inc., XO Communications, Inc., Williams Communications Group Inc., and Focal Communications, Inc. The alleged class actions relating to research of these companies are pending before a single judge in the United States District Court for the Southern District of New York for coordinated proceedings. The Court has consolidated these actions into separate proceedings corresponding to the companies named above. On December 2, 2004, the Court granted in part and denied in part the Citigroup-related defendants' motions to dismiss the claims against it in the AT&T, Level 3, XO and Williams actions. On January 6, 2005, the Court granted in part and denied in part Citigroup's motion to dismiss the claims against it in the Metromedia action.

On September 27, 2005, Citigroup entered into a memorandum of agreement settling all claims against the Citigroup-related defendants in In Re: Salomon Analyst AT&T Litigation, a class action alleging research analyst conflicts of interest. The settlement amount is covered by existing litigation reserves. The settlement is subject to judicial approval.

In addition to the alleged research class actions, several individual actions have been filed against Citigroup and Citigroup Global Markets relating to, among other things, research on Qwest Communications International, Inc. These actions allege violations of state and federal securities laws in connection with Citigroup Global Markets' publication of research about Qwest and its underwriting of Qwest securities.

Two alleged class actions against Citigroup Global Markets asserting common law claims in connection with published investment research on behalf of Citigroup Global Markets customers have been dismissed by United States District Courts, one of which was affirmed by the United States Court of Appeals for the Ninth Circuit, and one of which is pending on appeal to the United States Courts of Appeals for the Third Circuit. Plaintiffs in the Ninth Circuit case have sought review by the United States Supreme Court; their request for an appeal to that Court is pending.

On September 22, 2005, Citigroup reached an agreement-in-principle to settle all claims against the Citigroup-related defendants in Norman v. Salomon Smith Barney, et al., a class action asserting violations of the Investment Advisers Act of 1940 and various common law claims in connection with certain investors who maintained guided portfolio management accounts at Smith Barney. The settlement amount is covered by existing litigation reserves. The settlement is subject to judicial approval.

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

In Sturm, et al. v. Citigroup, et al., an NASD arbitration seeking significant compensatory and punitive damages, claimants' asserted common law claims, including fraud, arising out of alleged research analyst conflicts of interest related to Citigroup Global Markets research coverage of WorldCom.

Supervisory Investigation

In May 2003, the SEC, NYSE and NASD issued a subpoena and letters to Citigroup Global Markets requesting documents and information with respect to their continuing investigation of individuals in connection with the supervision of the research and investment banking departments of Citigroup Global Markets. Other parties to the Research Settlement have received similar subpoenas and letters.

West Virginia Attorney General Suit

On June 23, 2003, the West Virginia Attorney General filed an action against Citigroup Global Markets and nine other firms that were parties to the Research Settlement. The West Virginia Attorney General alleges that the firms violated the West Virginia Consumer Credit and Protection Act in connection with their research activities and seeks monetary penalties.

Citigroup Shareholder Litigation

In July 2002, Citigroup, Citigroup Global Markets and certain officers were named as defendants in an alleged class action filed in the United States District Court for the Southern District of New York, brought on behalf of purchasers of Citigroup common stock between July 24, 1999 and July 23, 2002. The complaint seeks unspecified compensatory and punitive damages for alleged violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and for common law fraud. Fourteen virtually identical complaints have been filed and consolidated. The complaints allege that Citigroup misstated the extent of its Enron-related exposure, and that Citigroup's stock price fell once the true extent of Citigroup's Enron involvements became known. Plaintiffs filed an amended complaint on March 10, 2003, which incorporated the allegations in the 15 separate actions and added new material as well. The amended complaint focuses on certain transactions between Citigroup and Enron and alleged analyst conflicts of interest. The class period for the consolidated amended complaint is July 24, 1999 to December 11, 2002. On June 2, 2003, Citigroup filed a motion to dismiss the consolidated amended complaint. Plaintiffs' response was filed on July 30, and Citigroup's reply was filed on October 3, 2003. On August 10, 2004, Judge Swain granted Citigroup's motion to dismiss the consolidated amended complaint. The plaintiffs filed a notice of appeal in October 2004.

NASD Settlement

In November 2004, Citigroup Global Markets entered into a final agreement with the NASD to resolve the NASD's investigation into certain of its selling practices. Without admitting or denying any allegations or findings, Citigroup Global Markets accepted certain factual findings by the NASD that it (i) sold units in two managed futures funds to 45 customers for whom the investment was not suitable, (ii) failed to maintain records disclosing the basis upon which its investor suitability determinations were made and (iii) failed to adequately disclose the risks of investing in managed futures products on its website. Citigroup Global Markets consented to a censure and a fine of $275,000 and offered to redeem the investment of the customers for whom investment in the two managed futures funds was found not suitable.

In the course of its business, Citigroup Global Markets, as a major futures commission merchant and broker-dealer, is a party to various claims and routine regulatory investigations and proceedings that the General Partner believes do not have a material effect on the business of Citigroup Global Markets.

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

(b)    Holders. The number of holders of Redeemable Units of Limited Partnership Interest as of December 31, 2005 was 510.

(c)    Dividends. The Partnership did not declare a distribution in 2005 or 2004.

(d)    Use of Proceeds. There were no additional sales of Redeemable Units for the 12 months ended December 31, 2005. For the twelve months ended December 31, 2004, there were additional sales of 1.1848 Redeemable Units totaling $1,995. For the twelve months ended December 31, 2003, there were additional sales of 5.7407 Redeemable Units totaling $8,940.

(e)    Compensation Plans. None

Proceeds from the sale of additional Redeemable Units are used in the trading of commodity interests including futures contracts, options and forward contracts.

Item 6.    Selected Financial Data.

Realized and unrealized trading gains (losses), interest income, net income (loss) and increase (decrease) in Net Asset Value per Redeemable Unit for the years ended December 31, 2005, 2004, 2003, 2002 and 2001 and total assets at December 31, 2005, 2004, 2003, 2002 and 2001 were as follows:

	2005	2004	2003	2002	2001
Realized and unrealized trading gains (losses) net of brokerage commissions and Investment in Partnerships (including clearing fees) of $3,461,689, $4,095,297, $4,367,509, $3,930,667 and $4,686,916, respectively	$(4,344,661)	$7,186,726	$13,380,995	$16,374,175	$(2,355,466)

Interest income	501,524	640,231	575,911	816,470	2,044,447
	$(3,843,137)	$7,826,957	$13,956,906	$17,190,645	$(311,019)
Net income (loss)	$(5,366,044)	$4,444,283	$10,180,158	$12,647,726	$(3,195,464)

Increase (decrease) in Net Asset Value per Redeemable Unit	$(135.01)	$107.72	$218.21	$257.21	$(52.73)

Total assets	$59,538,339	$72,723,250	$75,961,490	$71,191,000	$67,123,600

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

The programs traded by each Advisor on behalf of the Partnership are: Campbell – Financial, Metal & Energy Large Portfolio ("FME Large"), Graham – Global Diversified Program ("GDP") and Graham Selective Trading Program ("GST"), Winton – Diversified Program, and Willowbridge – Argo and Vulcan Trading Systems. As of December 31, 2005, the Partnership's assets were allocated among the Advisors in the following approximate percentages: Campbell, 26%, Graham, 26%, Winton, 27% and Willowbridge, 21%.

Graham Capital Management, L.P.

Graham currently trades both GDP and GST on behalf of the Partnership. Of the Partnership's assets allocated to Graham, 53% is currently traded using GDP and 47% is currently traded using GST, each of which is described below.

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

No forecast can be made as to the level of redemptions in any given period. A limited partner may cause all of their Redeemable Units to be redeemed by the Partnership at the Net Asset Value thereof as of the last day of each month on ten days written notice to the General Partner. No fee will be charged for redemptions. For the year ended December 31, 2005, 3,642.8547 Redeemable Units were redeemed totaling $5,856,089. For the year ended December 31, 2004, 4,184.0716 Redeemable Units were redeemed totaling $6,942,766. For the year ended December 31, 2003, 4,164.0183 Redeemable Units were redeemed totaling $6,523,699.

The Partnership ceased to offer Redeemable Units effective April 1, 1996. Additional sales of 1.1848 Redeemable Units totaling $1,995 for the year ending December 31, 2004 and 5.7407 Redeemable Units totaling $8,940 for the year ending December 31, 2003, represent additional Redeemable Units offered as the differential between the ordinary brokerage fee and the reduced brokerage fee to existing limited partners investing $1,000,000 or more.

(c)    Results of Operations.

For the year ended December 31, 2005 the Net Asset Value per Redeemable Units decreased 7.7% from $1,746.36 to $1,611.35. For the year ended December 31, 2004, the Net Asset Value per Redeemable Unit increased 6.7% from $1,636.64 to $1,746.36. For the year ended December 31, 2003, the Net Asset Value per Redeemable Unit increased 15.4% from $1,418.43 to $1,636.64.

The Partnership experienced a net trading loss of $882,972 before brokerage commissions and related fees in 2005. Losses were primarily attributable to the trading of commodity futures in currencies, grains, U.S. interest rates, livestock and softs and were partially offset by gains in energy, non – U.S. interest rates, metals, indices and lumber.

The year 2005 was characterized by several events that made it generally difficult for the Partnership's advisors to navigate the markets successfully and retain profits when earned. Profits were earned in energy, metals and stock indices as these sectors had the most pronounced price trends while losses were incurred in currency, interest rate and agricultural markets. Over the course of the year, the general partner allocated partnership assets to advisors which tended to have shorter-term and more fundamentally based trading strategies in effort to capitalize on evolving market conditions.

Crude oil and natural gas prices increased throughout the year dramatically reaching their peaks post Hurricanes Katrina and Rita. These markets provided extended trending patterns for the Partnership's advisors and resulted in profits for the partnership.

Both the precious and base or industrial metals sectors saw nearly uninterrupted rises in prices for the year which allowed the majority of the partnership's advisors to trade profitably. Of particular note was the price of gold which rose to over $500 an ounce by the end of the year. Base metals such as zinc, copper and aluminum also experienced substantial price increases as global demand and speculative trading spurred prices.

In financial markets, foreign stock market indices were the most profitable sector for the partnership for the year as a resurging Japanese economy and positive political news in Europe propelled these markets out of long-term doldrums.

Currency trading was notably unprofitable with the focus being the U.S. dollar versus both European and Asian currencies. After a prolonged decline in 2004, the U.S. dollar defied expectations for further weakness and rallied in January resulting in losses for the advisors at the beginning of the year. The dollar continued strengthening through the second quarter but encountered a prolonged period of volatility at the beginning of the third quarter with the Chinese governments decision to revalue the Chinese yuan. Interest rate trading was mixed with gains in non-US contracts more than offset by losses in US interest rate positions.

The Partnership experienced net trading gains of $11,282,023 before commissions and expenses in 2004. Gains were primarily attributable to the trading of energy, grains, non-U.S. interest rates, livestock and lumber and were partially offset by losses recognised in the trading of currencies, U.S. interest rates, metals, softs and indices.

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

2004 started strongly with many of the trends from late 2003 continuing into early 2004. Notably lower interest rates in the U.S. and other major countries fostered strong global economic growth and pressured commodity prices. These forces resulted in upward trends in many sectors, especially energy, metals and grains and provided profitable trading opportunities for the Partnership's advisors. These trends persisted until early March when economic indicators in the U.S. and China suggested rising inflation and markets reversed precipitously with higher interest rates, collapsing commodity prices and the dollar reversal.

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

With 2004 looking dismal going into the fall, the price of crude oil resumed its climb to $50 a barrel brought on by a deteriorating security situation in Iraq, Saudi Arabia political turmoil, and renewed threats of terrorism. Long positions in the energy sector contributed to a profitable September for the Partnership. As the fourth quarter began, the U.S. dollar began a precipitous slide toward $1.40 to the euro. These renewed trends in currency prices combined with declining interest rates and stronger global stock markets were favorable to the Partnership's advisors and provided a solidly profitable last four months of the year.

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

The Partnership's Trading Value at Risk in Different Market Sectors

The following table indicates the trading Value at Risk associated with the Partnership's open positions by market category as of December 31, 2005, and the highest, lowest and average value at any point during the year. All open position trading risk exposures of the Partnership have been included in calculating the figures set forth below. As of December 31, 2005, the Partnership's total capitalization was $58,008,725.

December 31, 2005

Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies:
– OTC	$328,390	0.57%	$1,514,747	$61,678	$359,471
Energy	3,500	0.01%	1,483,500	3,500	348,192
Grains	3,200	0.00%**	399,450	3,200	114,741
Interest Rates U.S.	38,117	0.07%	626,050	1,535	157,249
Interest Rates Non-U.S.	107,222	0.18%	1,132,647	17,060	316,042
Livestock	3,200	0.00%**	57,500	3,200	10,517
Metals
– OTC	15,150	0.03%	362,805	10,686	115,157
Softs	23,464	0.04%	347,992	9,784	119,264
Indices	400,643	0.69%	1,734,749	38,655	602,265
Total	$922,886	1.59%

As of December 31, 2004, the Partnership's total capitalization was approximately $69,230,858.

December 31, 2004

Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies
– Exchange Traded Contracts	$613,200	0.89%	$1,621,311	$553,365	$757,544
– OTC Contracts	1,506,611	2.18%	1,760,811	422,027	703,756
Energy	605,970	0.88%	2,366,300	45,571	1,338,683
Grains	21,900	0.03%	638,578	8,250	327,178
Interest rates U.S.	335,650	0.48%	1,249,450	219,200	746,988
Interest rates Non-U.S.	921,228	1.33%	3,239,942	914,524	1,869,724
Livestock	16,000	0.02%	148,100	13,590	94,933
Metals
– Exchange Traded Contracts	183,000	0.26%	545,000	97,000	195,725
– OTC Contracts	277,036	0.40%	602,346	45,015	171,157
Softs	164,700	0.24%	341,479	4,000	211,144
Indices	2,453,501	3.54%	3,077,151	592,175	1,648,240
Total	$7,098,796	10.25%

*	Annual average based on month-end value at risk.

**	due to rounding

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

The following were the primary trading risk exposures of the Partnership as of December 31, 2005, by market sector.

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

Qualitative Disclosures Regarding Non-Trading Risk Exposure

The following were the only non-trading risk exposures of the Partnership as of December 31, 2005.

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

Item 8.    Financial Statements and Supplementary Data.

SMITH BARNEY DIVERSIFIED FUTURES FUND L.P.

INDEX TO FINANCIAL STATEMENTS

Page Number
Oath or Affirmation	F-3
Report of Independent Registered Public Accounting Firm	F-4
Financial Statements:
Statements of Financial Condition at December 31, 2005 and 2004	F-5
Condensed Schedules of Investments at December 31, 2005 and 2004	F-6 – F-7
Statements of Income and Expenses for the years ended December 31, 2005, 2004 and 2003	F-8
Statements of Changes in Partners' Capital for the years ended December 31, 2005, 2004 and 2003	F-9
Statements of Cash Flows for the years ended December 31, 2005, 2004 and 2003	F-10
Notes to Financial Statements	F-11 – F-16
Selected Unaudited Quarterly Financial Data	F-17
Financial Statements of the CMF Campbell Master Fund L.P.
Oath or Affirmation	F-18
Independent Auditors' Report	F-19
Statement of Financial Condition at December 31, 2005	F-20
Condensed Schedule of Investments at December 31, 2005	F-21
Statement of Income and Expenses for the year ended December 31, 2005	F-22
Statement of Changes in Partners' Capital for the year ended December 31, 2005	F-23
Statement of Cash Flows for the year ended December 31, 2005	F-24
Notes to Financial Statements	F-25 − F-28
Selected Unaudited Quarterly Financial Data	F-29

SALOMON SMITH BARNEY DIVERSIFIED FUTURES FUND L.P.

INDEX TO FINANCIAL STATEMENTS—CONTINUED

Page Number
Financial Statements of CMF Willowbridge Argo Master Fund L.P.
Oath or Affirmation.	F-30
Independent Auditors' Report	F-31
Financial Statements:
Statement of Financial Condition at December 31, 2005.	F-32
Condensed Schedule of Investments at December 31, 2005.	F-33
Statement of Income and Expenses for the period July 1, 2005 (commencement of trading operations) to December 31, 2005	F-34
Statement of Changes in Partners' Capital for the period July 1, 2005 (commencement of trading operations) to December 31, 2005	F-35
Statement of Cash Flows for the period July 1, 2005 (commencement of trading operations) to December 31, 2005	F-36
Notes to Financial Statements	F-37 – F-40
Selected Unaudited Quarterly Financial Data.	F-41
Financial Statements of CMF Winton Master L.P.
Oath or Affirmation.	F-42
Independent Auditors' Report	F-43
Financial Statements:
Statements of Financial Condition at December 31, 2005 and 2004.	F-44
Condensed Schedules of Investments at December 31, 2005 and 2004.	F-45 – F-46
Statements of Income and Expenses for the year ended December 31, 2005 and the period November 1, 2004 (commencement of trading operations) to December 31, 2004	F-47
Statements of Changes in Partners' Capital for the year ended December 31, 2005 and the period November 1, 2004 (commencement of trading operations) to December 31, 2004	F-48
Statements of Cash Flows for the year ended December 31, 2005 and the period November 1, 2004 (commencement of trading operations) to December 31, 2004	F-49
Notes to Financial Statements	F-50 – F-53
Selected Unaudited Quarterly Financial Data.	F-54

To the Limited Partners of
Smith Barney Diversified Futures Fund L.P.

To the best of the knowledge and belief of the undersigned, the information contained herein is accurate and complete.

By: Daniel R. McAuliffe, Jr. Chief Financial Officer and Director Citigroup Managed Futures LLC General Partner, Smith Barney Diversified Futures Fund L.P.
Citigroup Managed Futures LLC 731 Lexington Avenue 25th Floor New York, N.Y. 10022 212-559-2011

Report of Independent Registered Public Accounting Firm

To the Partners of
Smith Barney Diversified Futures Fund L.P.:

We have audited the accompanying statements of financial condition of Smith Barney Diversified Futures Fund L.P. (the "Partnership"), including the condensed schedules of investments, as of December 31, 2005 and 2004, and the related statements of income and expenses, changes in partners' capital, and cash flows for each of the years in the three-year period ended December 31, 2005. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Smith Barney Diversified Futures Fund L.P. as of December 31, 2005 and 2004, and the results of its operations, changes in its partners' capital, and its cash flows for each of the years in the three-year period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.

New York, New York
March 13, 2006

Smith Barney
Diversified Futures Fund L.P.
Statements of Financial Condition
December 31, 2005 and 2004

	2005	2004
Assets:
Investment in Partnerships, at fair value (Note 5)	$43,555,768	$16,141,889
Equity in commodity futures trading account:
Cash (restricted $1,000,127 and $8,098,048 in 2005 and 2004, respectively) (Note 3c)	15,272,733	52,660,336
Net unrealized appreciation on open futures positions	—	1,601,032
Unrealized appreciation on open forward contracts	672,909	2,250,162
	59,501,410	72,653,419
Interest receivable (Note 3c)	36,929	69,831
	$59,538,339	$72,723,250
Liabilities and Partners' Capital:
Liabilities:
Net unrealized depreciation on open futures positions	$30,126	$—
Unrealized depreciation on open forward contracts	445,992	1,925,334
Accrued expenses:
Commissions (Note 3c)	275,893	329,810
Management fees (Note 3b)	93,168	112,466
Incentive fees (Note 3b)	—	78,926
Professional fees	36,227	43,717
Other	12,394	17,081
Redemptions payable (Note 6)	635,814	985,058
	1,529,614	3,492,392
Partners' capital (Notes 1 and 6)
General Partner, 1,276.7484 Unit equivalents outstanding in 2005 and 2004	2,057,289	2,229,662
Limited Partners, 34,723.3527 and 38,366.2074 Redeemable Units of Limited Partnership Interest outstanding in 2005 and 2004, respectively	55,951,436	67,001,196
	58,008,725	69,230,858
	$59,538,339	$72,723,250

See accompanying notes to financial statements.

Smith Barney
Diversified Futures Fund L.P.
Condensed Schedule of Investments
December 31, 2005

	Fair Value	% of Partners' Capital
Futures Contracts Purchased
Energy	$590	0.00%*
Grains	(987)	(0.00) *
Interest Rates Non-U.S.	20,559	0.04
Interest Rates U.S.	(6,486)	(0.01)
Indices	(11,212)	(0.02)
Livestock	(3,091)	(0.01)
Softs	6,630	0.01
Total futures contracts purchased	6,003	0.01
Futures Contracts Sold
Grains	(4,374)	(0.01)
Interest Rates Non-U.S.	10,122	0.02
Interest Rates U.S.	(19,816)	(0.03)
Softs	(22,061)	(0.04)
Total futures contracts sold	(36,129)	(0.06)
Unrealized Appreciation on Forward Contracts
Currencies	276,417	0.48
Metals	396,492	0.68
Total unrealized appreciation on forward contracts	672,909	1.16
Unrealized Depreciation on Forward Contracts
Currencies	(192,507)	(0.33)
Metals	(253,485)	(0.44)
Total unrealized depreciation on forward contracts	(445,992)	(0.77)
Investment in Partnerships
CMF Campbell Master Fund L.P.	15,349,869	26.46
CMF Willowbridge Argo Master Fund L.P.	12,573,482	21.67
CMF Winton Master L.P.	15,632,417	26.95
Total Investments in Partnerships	43,555,768	75.08
Total fair value	$43,752,559	75.42%

Percentages are based on Partners' capital unless otherwise indicated

* Due to rounding

See accompanying notes to financial statements.

Smith Barney
Diversified Futures Fund L.P.
Condensed Schedule of Investments
December 31, 2004

	Fair Value	% of Partners' Capital
Futures Contracts Purchased
Currencies	$423,469	0.61%
Energy	(43,173)	(0.06)
Grains	(80,231)	(0.12)
Interest Rates Non-U.S.	294,324	0.43
Interest Rates U.S.	62,139	0.09
Indices	505,676	0.73
Livestock	16,491	0.02
Metals	(22,450)	(0.03)
Softs	93,622	0.14
Total futures contracts purchased	1,249,867	1.81
Futures Contracts Sold
Energy	293,267	0.42
Grains	(703)	(0.00) *
Interest Rates Non-U.S.	325	0.00 *
Interest Rates U.S.	69,596	0.10
Indices	1,100	0.00 *
Softs	(12,420)	(0.02)
Total futures contracts sold	351,165	0.50
Unrealized Appreciation on Forward Contracts
Currencies	1,969,858	2.85
Metals	280,304	0.40
Total unrealized appreciation on forward contracts	2,250,162	3.25
Unrealized Depreciation on Forward Contracts
Currencies	(1,645,688)	(2.38)
Metals	(279,646)	(0.40)
Total unrealized depreciation on forward contracts	(1,925,334)	(2.78)
Investment in Partnership
CMF Winton Master L.P.	16,141,889	23.32
Total fair value	$18,067,749	26.10%

Percentages are based on Partners' capital unless otherwise indicated

* Due to rounding

See accompanying notes to financial statements.

Smith Barney
Diversified Futures Fund L.P.
Statements of Income and Expenses
for the years ended
December 31, 2005, 2004 and 2003

	2005	2004	2003
Income:
Net gains (losses) on trading of commodity interests:
Realized gains (losses) on closed positions and foreign currencies	$(5,643,465)	$13,010,644	$17,063,534
Change in unrealized gains (losses) on open positions and investment in Partnerships	4,760,493	(1,728,621)	684,970
	(882,972)	11,282,023	17,748,504
Interest income (Note 3c)	501,524	640,231	575,911
	(381,448)	11,922,254	18,324,415
Expenses:
Brokerage commissions including clearing fees of $42,034, $124,623 and $147,603, respectively (Note 3c)	3,461,689	4,095,297	4,367,509
Management fees (Note 3b)	1,146,268	1,334,878	1,448,067
Incentive fees (Note 3b)	296,368	1,959,015	2,258,395
Professional fees	53,824	65,980	61,800
Other expenses	26,447	22,801	8,486
	4,984,596	7,477,971	8,144,257
Net income (loss)	$(5,366,044)	$4,444,283	$10,180,158
Net income (loss) per Redeemable Unit of Limited Partnership Interest and General Partner Unit equivalent (Notes 1 and 7)	$(135.01)	$109.72	$218.21

See accompanying notes to financial statements.

Smith Barney
Diversified Futures Fund L.P.
Statements of Changes in Partners' Capital
for the years ended
December 31, 2005, 2004 and 2003

	Limited Partners	General Partner	Total
Partners' capital at December 31, 2002	$66,250,969	$1,810,978	$68,061,947
Net income	9,901,558	278,600	10,180,158
Sale of 5.7407 Redeemable Units of Limited Partnership Interest	8,940	—	8,940
Redemption of 4,164.0183 Redeemable Units of Limited Partnership Interest	(6,523,699)	—	(6,523,699)
Partners' capital at December 31, 2003	69,637,768	2,089,578	71,727,346
Net income	4,304,199	140,084	4,444,283
Sale of 1.1848 Redeemable Units of Limited Partnership Interest	1,995	—	1,995
Redemption of 4,184.0716 Redeemable Units of Limited Partnership Interest	(6,942,766)	—	(6,942,766)
Partners' capital at December 31, 2004	67,001,196	2,229,662	69,230,858
Net loss	(5,193,671)	(172,373)	(5,366,044)
Redemption of 3,642.8547 Redeemable Units of Limited Partnership Interest	(5,856,089)	—	(5,856,089)
Partners Capital at December 31, 2005	$55,951,436	$2,057,289	$58,008,725
Net Assets Per Redeemable Unit
2003 $1,636.64
2004 $1,746.36
2005 $1,611.35

See accompanying notes to financial statements.

Smith Barney
Diversified Futures Fund L.P.
Statements of Cash Flows
for the years ended December 31, 2005, 2004 and 2003

	2005	2004	2003
Cash flows from operating activities:
Net income (loss)	$(5,366,044)	$4,444,283	$10,180,158
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Changes in operating assets and liabilities:
(Increase) decrease in restricted cash	7,097,921	5,281,345	(3,136,212)
Purchase of Investment in Partnerships	(31,880,491)	(15,054,195)	—
Proceeds from sale of Investments in Partnerships	8,701,947	54,158	—
(Increase) decrease in investment in Partnerships	(4,235,335)	(1,141,852)	—
(Increase) decrease in net unrealized appreciation on open futures positions	1,601,032	2,076,171	1,501,489
(Increase) decrease in unrealized appreciation on open forward contracts	1,577,253	2,010,319	(2,358,792)
(Increase) decrease in interest receivable	32,902	(29,598)	13,085
Increase (decrease) in net unrealized depreciation on open futures positions	30,126	—	—
Increase (decrease) in unrealized depreciation on open forward contracts	(1,479,342)	(373,026)	172,333
Accrued expenses:
Increase (decrease) in commissions	(53,917)	(14,288)	23,281
Increase (decrease) in management fees	(19,298)	(7,302)	(23,702)
Increase (decrease) in incentive fees	(78,926)	(682,355)	706,246
Increase (decrease) in professional fees	(7,490)	9,679	(31,123)
Increase (decrease) in other	(4,687)	9,661	1,149
Net cash provided by (used in) operating activities	(24,084,349)	(3,417,000)	7,047,912

Cash flows from financing activities:
Proceeds from additions - Limited Partners	—	1,995	8,940
Payments for redemptions - Limited Partners	(6,205,333)	(6,626,887)	(6,266,792)
Net cash provided by (used in) financing activities	(6,205,333)	(6,624,892)	(6,257,852)

Net change in cash	(30,289,682)	(10,041,892)	790,060
Unrestricted cash, at beginning of year	44,562,288	54,604,180	53,814,120
Unrestricted cash, at end of year	$14,272,606	$44,562,288	$54,604,180

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

2.    Accounting Policies:

a.	All commodity interests (including derivative financial instruments and derivative commodity instruments) held by the Partnership are used for trading purposes. The commodity interests are recorded on trade date and open contracts are recorded in the statements of financial condition at fair value on the last business day of the year, which represents market value for those commodity interests for which market quotations are readily available. Investments in commodity interests denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing on the last business day of the year. Realized gains (losses) and changes in unrealized gains (losses) on open positions are recognized in the period in which the contract is closed or the changes occur and are included in net gains (losses) on trading of commodity interests.

The value of the Partnership's investment in other partnerships reflects the Partnerhip's proportional interest in the other partnerships.

b.	The Partnership may purchase and write (sell) options. An option is a contract allowing, but not requiring, its holder to buy (call) or sell (put) a specific or standard commodity or financial instrument at a specified price during a specified time period. The option premium is the total price paid or received for the option contract. When the Partnership writes an option, the premium received is recorded as a liability in the statements of financial condition and marked to market daily. When the Partnership purchases an option, the premium paid is recorded as an asset in the statements of financial condition and marked to market daily.

c.	Income taxes have not been provided as each partner is individually liable for the taxes, if any, on their share of the Partnership's income and expenses.

d.	The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

Smith Barney
Diversified Futures Fund L.P.
Notes to Financial Statements

e.	Certain prior year amounts have been reclassified to conform to current year presentation.

3.    Agreements:

a.	Limited Partnership Agreement:

The Limited Partnership Agreement provides that the General Partner shall manage the business of the Partnership and may make all trading decisions for the Partnership.

b.	Management Agreements:

The General Partner has entered into Management Agreements with Campbell & Co., Inc. ("Campbell"), Winton Capital Management Limited ("Winton"), Graham Capital Management L.P. ("Graham") and Willowbridge Associates, Inc. ("Willowbridge"), (collectively, the "Advisors"), each of which are registered commodity trading advisors. The Advisors are not affiliated with one another, are not affiliated with the General Partner or CGM and are not responsible for the organization or operation of the Partnership. The Partnership will pay Campbell, Graham and Willowbridge a monthly management fee equal to 1/6 of 1% (2% per year) of Net Assets allocated to the Advisors as of the end of each month. Winton will receive a monthly management fee equal to 1/12 of 1.5% (1.5% per year) of Net Assets allocated to it as of the end of each month. Month-end Net Assets, for the purpose of calculating management fees are Net Assets, as defined in the Limited Partnership Agreement, prior to the reduction of redemptions and incentive fees.

In addition, the Partnership is obligated to pay each Advisor 20% of the New Trading Profits, as defined in the Management Agreements, earned by each Advisor for the Partnership in each calendar quarter.

c.	Customer Agreement

The Partnership has entered into a Customer Agreement which provides that the Partnership will pay CGM a monthly brokerage fee equal to 11/24 of 1% (5.5% per year) of month-end Net Assets in lieu of brokerage commissions on a per trade basis. Month-end Net Assets, for the purpose of calculating commissions are Net Assets, as defined in the Limited Partnership Agreement, prior to the reduction of accrued expenses and redemptions payable. CGM will pay a portion of brokerage fees to its financial consultants who have sold Redeemable Units in this offering. Brokerage fees will be paid for the life of the Partnership, although the rate at which such fees are paid may be changed. The Partnership will pay National Futures Association fees as well as exchange, clearing, user, give-up and floor brokerage fees. All of the Partnership's assets are deposited in the Partnership's account at CGM. The Partnership's cash is deposited by CGM in segregated bank accounts to the extent required by Commodity Futures Trading Commission regulations. At December 31, 2005 and 2004, the amount of cash held for margin requirements was $1,000,127 and $8,098,048, respectively. CGM has agreed to pay the Partnership interest on 80% of the average daily equity maintained in cash in its account during each month at a 30-day U.S. Treasury bill rate determined weekly by CGM based on the average noncompetitive yield on 3-month U.S. Treasury bills maturing in 30 days from the date on which such weekly rate is determined. The Customer Agreement between the Partnership and CGM gives the Partnership the legal right to net unrealized gains and losses. The Customer Agreement may be terminated upon notice by either party.

4.    Trading Activities:

The Partnership was formed for the purpose of trading contracts in a variety of commodity interests, including derivative financial instruments and derivative commodity instruments. The results of the Partnership's trading activities are shown in the statements of income and expenses.

Smith Barney
Diversified Futures Fund L.P.
Notes to Financial Statements

All of the commodity interests owned by the Partnership are held for trading purposes. The average fair value during the years ended December 31, 2005 and 2004, based on a monthly calculation, was $557,700 and $2,973,373, respectively.

5.    Investment in Partnerships:

Effective November 1, 2004, the Partnership allocated capital for trading to CMF Winton Master L.P., a limited partnership organized under the partnership laws of New York State ("Winton Master"). The Partnership purchased 15,054.1946 Units of Winton Master with cash equal to $14,251,586, and a contribution of open commodity futures and forward positions with a value of $802,609. Winton Master was formed in order to permit commodity pools managed now or in the future by Winton, to invest together in one trading vehicle. The General Partner is the general partner of the Winton Master. Individual and pooled accounts currently managed by Winton, including the Partnership are permitted to limited partners of the Winton Master. The General Partner and Winton believe that trading through this structure should promote efficiency and economy in the trading process. Expenses to investors as a result of the investment in Winton Master are approximately the same and redemption rights are not affected.

Effective January 1, 2005, the assets allocated to Campbell for trading were invested in the CMF Campbell Master Fund L.P. ("Campbell Master"), a limited partnership organized under the partnership laws of the State of New York. The Partnership purchased 19,621.1422 Units of Campbell Master equal to $19,428,630, and a contribution of open commodity futures and forward positions with a value of $192,512. Campbell Master was formed in order to permit commodity pools managed now or in the future by Campbell using its Financials Metals and Energy "FME" Portfolio, to invest together in one trading vehicle. The General Partner is the general partner of Campbell Master. Individual and pooled accounts currently managed by Campbell, including the Partnership are permitted to be limited partners of Campbell Master. The General Partner and Campbell believe that trading through this structure should promote efficiency and economy in the trading process. Expenses to investors as a result of the investment in Campbell Master are approximately the same and redemption rights are not affected.

Effective July 1, 2005, the assets allocated to Willowbridge for trading were invested in the CMF Willowbridge Master Fund L.P. ("Willowbridge Master"), a limited partnership organized under the partnership laws of the State of New York. The Partnership purchased 12,259.3490 Units of Willowbridge Master with cash equal to $11,118,119, and a contribution of open commodity futures and forward positions with a fair value of $1,141,230. Willowbridge Master was formed in order to permit commodity pools managed now or in the future by Willowbridge using its Argo Trading Program to invest together in one trading vehicle. The General Partner is the general partner of Willowbridge Master. Individual and pooled accounts currently managed by Willowbridge, including the Partnership are permitted to be limited partners of Willowbridge Master. The General Partner and Willowbridge believe that trading through this structure should promote efficiency and economy in the trading process. Expenses to investors as a result of the investment in Willowbridge Master are approximately the same and redemption rights are not affected.

Campbell Master's, Willowbridge Master's and Winton Master's (the "Master Funds"), trading of futures, forwards and options contracts, if applicable, on commodities is done primarily on United States of America commodity exchanges and foreign commodity exchanges. The Master Funds all engage in such trading through commodity brokerage accounts maintained with CGM.

A limited partner may withdraw all or part of their capital contribution and undistributed profits, if any, from the Master Funds in multiples of the net asset value per unit of limited partnership interest as of the last day of a month after a request for redemption has been made to the General Partner at least 3 days in advance of month-end.

Management and incentive fees are charged at the Partnership level. All exchange, clearing, user, give-up, floor brokerage and National Futures Association fees are borne by the Master Funds. All other fees including CGM's direct brokerage commission are charged at the Partnership level.

Smith Barney
Diversified Futures Fund L.P.
Notes to Financial Statements

At December 31, 2005 the Partnership owns 4.7%, 7.4% and 8.7%, respectively of Campbell Master, Willowbridge Master and Winton Master. At December 31, 2004 the Partnership owns 14.0% of the Winton Master. It is Campbell's, Winton's and Willowbridge's intention to continue to invest the assets allocated to each by the Partnership in Campbell Master, Winton Master and Willowbridge Master, respectively. The performance of the partnership is directly affected by the performance of Campbell Master, Winton Master and Willowbridge Master.

Summarized information reflecting the total assets, liabilities and capital for the Master Funds are shown in the following table.

	December 31, 2005
	Investments' Total Assets	Investments' Total Liabilities	Investments' Total Capital	Investment Objective	Redemptions Permitted
Campbell Master	$347,366,314	$20,975,541	$326,390,773	Financials & Metals Portfolio	Monthly
Willowbridge Master	170,157,028	474,977	169,682,051	Commodity Portfolio	Monthly
Winton Master	182,130,723	3,524,134	178,606,589	Commodity Portfolio	Monthly
	$699,654,065	$24,974,652	$674,679,413

	December 31, 2004
	Investments' Total Assets	Investments' Total Liabilities	Investments' Total Capital	Investment Objective	Redemptions Permitted
Winton Master	$116,230,069	$1,104,740	$115,125,329	Commodity Portfolio	Monthly

Summarized information reflecting the Partnership's investment in, and the operations of, the Master Funds are shown in the following table.

				Expenses
Investment	% of Partnership's Net Assets	Fair Value	Income (loss)			Net Income (Loss)	Investment Objective	Redemptions Permitted
				Commissions	Other
For the year ended December 31, 2005
Campbell Master	26.46%	$15,349,869	$2,342,834	$26,931	$3,051	$2,312,852	Financials & Metals Portfolio	Monthly
Willowbridge Master	21.68%	12,573,482	851,372	25,811	2,290	823,271	Commodity Portfolio	Monthly
Winton Master	26.95%	15,632,417	2,139,042	113,572	5,768	2,019,702	Commodity Portfolio	Monthly
		$43,555,768	$5,333,248	$166,314	$11,109	$5,155,825
For the year ended December 31, 2004
Winton Master	23.32%	$16,141,889	$1,208,997	$25,085	$1,680	1,182,232	Commodity Portfolio	Monthly

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

Smith Barney
Diversified Futures Fund L.P.
Notes to Financial Statements

7.    Financial Highlights:

Changes in the Net Asset Value per Redeemable Unit of Limited Partnership Interest for the years ended December 31, 2005, 2004 and 2003 are as follows:

	2005	2004	2003
Net realized and unrealized gains (losses)*	$(108.35)	$173.57	$286.97
Interest income	13.13	15.31	12.43
Expenses**	(39.79)	(79.16)	(81.19)
Increase (decrease) for the year	(135.01)	109.72	218.21
Net asset value per Redeemable Unit, beginning of year	1,746.36	1,636.64	1,418.43
Net asset value per Redeemable Unit, end of year	$1,611.35	$1,746.36	$1,636.64

*	Includes brokerage commissions

**	Excludes brokerage commissions

	2005	2004	2003
Ratios to average net assets:
Net investment loss before incentive fees***	(6.8)%	(7.0)%	(7.4)%
Operating expenses	7.6%	7.9%	8.2%
Incentive fees	0.5%	2.8%	3.1%
Total expenses	8.1%	10.7%	11.3%
Total return:
Total return before incentive fees	(7.3)%	9.7%	19.0%
Incentive fees	(0.4)%	(3.0)%	(3.6)%
Total return after incentive fees	(7.7)%	6.7%	15.4%

***	Interest income less total expenses (exclusive of incentive fees)

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

The majority of these instruments mature within one year of December 31, 2005. However, due to the nature of the Partnership's business, these instruments may not be held to maturity.

Selected unaudited quarterly financial data for the Partnership for the years ended December 31, 2005 and 2004 is summarized below:

	For the period from October 1, 2005 to December 31, 2005	For the period from July 1, 2005 to September 30, 2005	For the period from April 1, 2005 to June 30, 2005	For the period from January 1, 2005 to March 31, 2005
Net realized and unrealized trading gains (losses) and investment in Partnership net of brokerage commissions and clearing fees plus interest income	$206,499	$683,603	$(1,219,332)	$(3,513,907)
Net Income (loss)	$(93,832)	$381,002	$(1,666,949)	$(3,986,265)
Increase (decrease) in Net Asset Value per Redeemable Unit	$(3.13)	$9.92	$(41.49)	$(100.31)

	For the period from October 1, 2004 to December 31, 2004	For the period from July 1, 2004 to September 30, 2004	For the period from April 1, 2004 to June 30, 2004	For the period from January 1, 2004 to March 31, 2004
Net realized and unrealized trading gains (losses) and investment in Partnership net of brokerage commissions and clearing fees plus interest income	$8,831,288	$(1,411,120)	$(10,847,664)	$11,254,453
Net Income (loss)	$8,401,206	$(1,734,480)	$(11,199,369)	$8,976,926
Increase (decrease) in Net Asset Value per Redeemable Unit	$206.37	$(41.39)	$(262.34)	$207.08

To the Limited Partners of
CMF Campbell Master Fund L.P.

To the best of the knowledge and belief of the undersigned, the information contained herein is accurate and complete.

By: Daniel R. McAuliffe, Jr. Chief Financial Officer and Director Citigroup Managed Futures LLC General Partner, CMF Campbell Master Fund L.P.
Citigroup Managed Futures LLC 731 Lexington Avenue 25th Floor New York, N.Y. 10022 212-559-2011

Independent Auditor's Report

To the Partners of
CMF Campbell Master Fund L.P.:

We have audited the accompanying statement of financial condition of CMF Campbell Master Fund L.P. (the "Partnership"), including the condensed schedule of investments, as of December 31, 2005, and the related statements of income and expenses, changes in partners' capital, and cash flows for the year ended December 31, 2005. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards as established by the Auditing Standards Board (United States) and in accordance with the auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Partnership is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CMF Campbell Master Fund L.P. as of December 31, 2005, and the results of its operations, changes in its partners' capital, and its cash flows for the year ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.

New York, New York
March 13, 2006

CMF Campbell Master Fund L.P.
Statement of Financial Condition
December 31, 2005

2005
Assets:
Equity in commodity futures trading account:
Cash (restricted $42,476,193) (Note 3c)	$337,483,460
Unrealized appreciation on open forward contracts	9,103,088
346,586,548
Interest receivable	779,766
$347,366,314

Liabilities and Partners' Capital:
Liabilities:
Net unrealized depreciation on open future positions	$607,801
Unrealized depreciation on open forward contracts	19,546,499
Accrued expenses:
Professional fees	41,475
Distribution payable (Note 5)	779,766
20,975,541

Partners' capital:
Partners' capital, 286,601.7201 Redeemable Units outstanding in 2005	326,390,773
$347,366,314

See accompanying notes to financial statements.

CMF Campbell Master Fund L.P.
Condensed Schedule of Investments
December 31, 2005

	Fair Value	% of Partners' Capital
Futures Contracts Purchased

Energy	$(2,956,926)	(0.90)%
Interest Rates Non-U.S.	128,183	0.04
Interest Rates U.S.	(22,312)	(0.01)
Indices	(193,762)	(0.06)
Metals	73,100	0.02
Total futures contracts purchased	(2,971,717)	(0.91)

Futures Contracts Sold

Interest Rates Non-U.S.	2,875,170	0.88
Interest Rates U.S.	(435,695)	(0.14)
Indices	(75,559)	(0.02)
Total futures contracts sold	2,363,916	0.72

Unrealized Appreciation on Forward Contracts

Currencies	9,018,132	2.76
Metals	84,956	0.03
Total unrealized appreciation on forward contracts	9,103,088	2.79

Unrealized Depreciation on Forward Contracts

Currencies	(19,539,120)	(5.99)
Metals	(7,379)	(0.00) *
Total unrealized depreciation on forward contracts	(19,546,499)	(5.99)

Total fair value	$(11,051,212)	(3.39)%

Percentages are based on Partners' capital unless otherwise indicated

* Due to rounding

See accompanying notes to financial statements.

CMF Campbell Master Fund L.P.
Statement of Income and Expenses
for the year ended December 31, 2005

2005
Income:
Net gains (losses) on trading of commodity interests:
Realized gains on closed positions and foreign currencies	$53,405,733
Net unrealized losses on open positions	(13,918,072)
39,487,661
Interest income (Note 3c)	6,863,937
46,351,598
Expenses:
Clearing fees	485,726
Professional fees	54,450
540,176
Net income	$45,811,422
Net income per Redeemable Unit of Limited Partnership Interest (Notes 1 and 6)	$163.17

See accompanying notes to financial statements.

CMF Campbell Master Fund L.P.
Statement of Changes in Partners' Capital
for the year ended December 31, 2005

Limited Partners' Capital
Initial capital contribution from Limited Partners at January 1, 2005 representing 283,959.2998 Units	$283,959,300
Net income	45,811,422
Sale of 78,580.3523 Redeemable Units of Limited Partnership Interest	83,741,000
Redemption of 75,937.9320 Redeemable Units of Limited Partnership Interest	(80,257,012)
Distribution of Interest to feeder funds	(6,863,937)
Partners' capital at December 31, 2005	$326,390,773
Net asset value per Redeemable Unit:

2005:	$1,138.83

See accompanying notes to financial statements.

CMF Campbell Master Fund L.P.
Statement of Cash Flows
for the year ended December 31, 2005

2005
Cash flows from operating activities:
Net income	$45,811,422
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Changes in operating assets and liabilities:
(Increase) decrease in restricted cash	(42,476,193)
(Increase) decrease in net unrealized appreciation on open futures positions	4,370,478
(Increase) decrease in unrealized appreciation on open forward contracts	7,141,687
(Increase) decrease in interest receivable	(779,766)
Increase (decrease) in net unrealized depreciation on open futures positions	607,801
Increase (decrease) in unrealized depreciation on open forward contracts	1,798,105
Accrued expenses:
Increase (decrease) in professional fees	41,475
Net cash provided by (used in) operating activities	16,515,009

Cash flows from financing activities:
Proceeds from additions	364,833,441
Payments for redemptions	(80,257,012)
Distribution of interest to feeder funds	(6,084,171)
Net cash provided by (used in) financing activities	278,492,258

Net change in cash	295,007,267
Unrestricted cash, at beginning of year	—
Unrestricted cash, at end of year	$295,007,267
Non cash financing activities:
Contribution of open commodity futures and forwards positions	$2,866,859

See accompanying notes to financial statements.

CMF Campbell Master Fund L.P.

Notes to Financial Statements

1.    Partnership Organization:

CMF Campbell Master Fund L.P. (the "Master") is a limited partnership which was organized under the partnership laws of the State of New York to engage in the speculative trading of a diversified portfolio of commodity interests including futures contracts, options and forward contracts. The commodity interests that are traded by the Master are volatile and involve a high degree of market risk. The Master is authorized to sell an unlimited number of Redeemable units ("Units") of Limited Partnership Interest.

On January 1, 2005, (date Master commenced trading operations), Smith Barney Potomac Futures Fund L.P. ("Potomac") allocated substantially all its capital and Smith Barney Diversified Futures Fund L.P. ("Diversified"), Smith Barney Diversified Futures Fund L.P. II ("Diversified II"), Smith Barney Global Markets Futures Fund L.P. ("Global Markets"), Salomon Smith Barney Global Diversified Futures Fund L.P. ("Global Diversified") and Salomon Smith Barney Diversified 2000 Futures Fund L.P. ("Diversified 2000") allocated a portion of their capital to the Master. Potomac purchased 173,788.6446 Units of the Master with cash equal to $172,205,653 and a contribution of open commodity futures and forwards positions with a fair value of $1,582,992, Diversified purchased 19,621.1422 Units of the Master with cash equal to $19,428,630 and a contribution of open commodity futures and forwards positions of $192,512, Diversified II purchased 18,800.3931 Units of the Master with cash equal to $18,587,905 and a contribution of open commodity futures and forwards positions of $212,488, Global Markets purchased 2,858.0358 Units of the Master with cash equal to $2,759,784 and a contribution of open commodity futures and forwards positions with a fair value of $98,252 Global Diversified purchased 17,534.8936 Units of the Master with cash equal to $17,341,826 and a contribution of open commodity futures and forwards positions with a fair value of $193,067 and Diversified 2000 purchased 51,356.1905 Units of the Master with cash equal to $50,768,573 and a contribution of open commodity futures and forwards positions with a fair value of $587,618. The Master was formed to permit commodity pools managed now and in the future by Campbell and Company Inc. (the "Advisor"), using the FME Large Portfolio, the Advisor's Proprietary trading program, to invest together in one trading vehicle.

The Master operates under a "master/feeder fund" structure where its investors consist of Potomac, Diversified, Diversified II, Global Markets, Global Diversified and Diversified 2000 (each a "Feeder", collectively the "Feeder Funds") with 70.8%, 4.7%, 5.4%, 0.9%, 5.0% and 13.2% investments in the Master at December 31, 2005, respectively.

Citigroup Managed Futures LLC, acts as the general partner (the "General Partner") of the Master. The Master's commodity broker is Citigroup Global Markets Inc. ("CGM"). CGM is an affiliate of the General Partner. The General Partner is wholly-owned by Citigroup Global Markets Inc. ("CGMHI"), which is the sole owner of CGM. CGMHI is a wholly-owned subsidiary of Citigroup Inc. Effective as of December 31, 2005, all trading decisions for the Master are made by the Advisor.

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

CMF Campbell Master Fund L.P.

Notes to Financial Statements

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

The Master has entered into a Customer Agreement with CGM whereby CGM provides services which include, among other things, the execution of transactions for the Master's account in accordance with orders placed by the Advisor. All exchange, clearing, user, give-up, floor brokerage and National Futures Association fees are borne by the Master. All other fees including CGM's direct brokerage commission shall be borne by the Feeder Funds. All of the Master's assets are deposited in the Master's account at CGM. The Master's cash is deposited by CGM in segregated bank accounts to the extent required by Commodity Futures Trading Commission regulations. At December 31, 2005, the amount of cash held by the Master for margin requirements was $42,476,193. The Customer Agreement between the Master and CGM gives the Master the legal right to net unrealized gains and losses. The Customer Agreement may be terminated upon notice by either party.

4.    Trading Activities:

The Master was formed for the purpose of trading contracts in a variety of commodity interests, including derivative financial instruments and derivative commodity interests. The results of the Master's trading activities are shown in the statement of income and expenses.

All of the commodity interests owned by the Master are held for trading purposes. The average fair value during the year ended December 31, 2005, based on a monthly calculation, was $11,094,108.

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

CMF Campbell Master Fund L.P.

Notes to Financial Statements

6.    Financial Highlights:

Changes in the Net Asset Value per Redeemable Unit of Partnership interest for the year ended December 31, 2005 was as follows:

2005
Net realized and unrealized gains*	$139.02
Interest income	24.34
Expenses**	(.19)
Increase for the year	163.17
Distributions	(24.34)
Net asset value per Redeemable Unit, beginning of year	1,000.00
Net asset value per Redeemable Unit, end of year	$1,138.83

*	Includes clearing fees

**	Excludes clearing fees

Ratios to Average Net Assets:
Net investment income***	2.2%
Operating expenses	0.2%
Total return	16.3%

***	Interest income less total expenses

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

CMF Campbell Master Fund L.P.

Notes to Financial Statements

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

The majority of these instruments mature within one year of December 31, 2005. However, due to the nature of the Master's business, these instruments may not be held to maturity.

Selected unaudited quarterly financial data for Campbell Master for the year ended December 31, 2005 is summarized below:

	For the period from October 1, 2005 to December 31, 2005	For the period from July 1, 2005 to September 30, 2005	For the period from April 1, 2005 to June 30, 2005	For the period from January 1, 2005 to March 31, 2005
Net realized and unrealized trading gains (losses) net of brokerage commissions and clearing fees plus interest income	$15,970,277	$669,970	$38,451,824	$(9,226,199)
Net Income (loss)	$15,956,477	$656,169	$38,438,175	$(9,239,399)
Increase (decrease) in Net Asset Value per Redeemable Unit	$56.20	$1.63	$137.83	$(32.49)

To the Limited Partners of
CMF Willowbridge Argo Master Fund L.P.

To the best of the knowledge and belief of the undersigned, the information contained herein is accurate and complete.

By: Daniel R. McAuliffe, Jr. Chief Financial Officer and Director Citigroup Managed Futures LLC General Partner, CMF Willowbridge Argo Master Fund L.P.
Citigroup Managed Futures LLC 731 Lexington Avenue 25th Floor New York, N.Y. 10022 212-559-2011

Independent Auditor's Report

To the Partners of
    CMF Willowbridge Argo Master Fund L.P.:

We have audited the accompanying statement of financial condition of CMF Willowbridge Argo Master Fund L.P. (the "Partnership"), including the condensed schedule of investments, as of December 31, 2005, and the related statements of income and expenses, changes in partners' capital, and cash flows for the period July 1, 2005 (commencement of trading operations) to December 31, 2005. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards as established by the Auditing Standards Board (United States) and in accordance with the auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Partnership is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CMF Willowbridge Argo Master Fund L.P. as of December 31, 2005, and the results of its operations, changes in its partners' capital, and its cash flows for the period July 1, 2005 (commencement of trading operations) to December 31, 2005 in conformity with U.S. generally accepted accounting principles.

New York, New York
March 13, 2006

CMF Willowbridge Argo Master Fund L.P.
Statement of Financial Condition
December 31, 2005

2005
Assets:
Equity in commodity futures trading account:
Cash (restricted $22,332,197) (Note 3c)	$158,877,095
Net unrealized appreciation on open futures positions	10,835,290
169,712,385

Interest receivable	444,643
$170,157,028

Liabilities and Partners' Capital:
Liabilities:
Accrued expenses:
Professional fees	$30,334
Distribution payable (Note 5)	444,643
474,977

Partners' capital:
Partners' capital, 161,209.4049 Redeemable Units outstanding	169,682,051
$170,157,028

See accompanying notes to financial statements.

CMF Willowbridge Argo Master Fund L.P.
Condensed Schedule of Investments
December 31, 2005

	Fair Value	% of Partners' Capital
Futures Contracts Purchased
Grains	$(138,175)	(0.08)%
Livestock	191,530	0.11
Metals	5,765,550	3.40
Interest Rates Non-U.S.	646,214	0.38
Interest Rates U.S.	624,746	0.37
Softs	3,368,905	1.99
Total futures contracts purchased	10,458,770	6.17
Futures Contracts Sold
Currencies	230,251	0.13
Energy	(346,085)	(0.20)
Grains	187,044	0.11
Interest Rates Non-U.S.	305,310	0.18
Total futures contracts sold	376,520	0.22
Total fair value	$10,835,290	6.39%

Percentages are based on Partners' capital unless otherwise indicated.

See accompanying notes to financial statements.

CMF Willowbridge Argo Master Fund L.P.
Statement of Income and Expenses
for the period July 1, 2005
(commencement of trading operations)
to December 31, 2005

2005
Income:
Net gains (losses) on trading of commodity interests:
Realized gains on closed positions and foreign currencies	$13,894,169
Change in unrealized losses on open positions	(5,407,459)
8,486,710
Interest income (Note 3c)	2,289,314
10,776,024
Expenses:
Clearing fees	340,941
Professional fees	30,334
371,275
Net income	$10,404,749
Net income per Redeemable Unit of Limited Partnership Interest (Notes 1 and 6)	$66.81

See accompanying notes to financial statements.

CMF Willowbridge Argo Master Fund L.P.
Statement of Changes in Partners' Capital
for the period from July 1, 2005
(commencement of trading operations)
to December 31, 2005

Limited Partners' Capital
Initial capital contribution from Limited Partners at July 5, 2005 representing 159,565.2554 Redeemable Units	$159,565,255
Net income	10,404,749
Sale of 17,026.7433 Redeemable Units of Limited Partnership Interest	18,543,000
Redemption of 15,382.5938 Redeemable Units of Limited Partnership Interest	(16,541,639)
Distribution of Interest to feeder funds	(2,289,314)
Partners' capital at December 31, 2005	$169,682,051
Net asset value per Redeemable Unit:

2005:	$1,052.56

See accompanying notes to financial statements.

CMF Willowbridge Argo Master Fund L.P.
Statement of Cash Flows
for the period July 1, 2005
(commencement of trading operations) to
December 31, 2005

2005
Cash flows from operating activities:
Net income	$10,404,749
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Changes in operating assets and liabilities:
(Increase) decrease in restricted cash	(22,332,197)
(Increase) decrease in net unrealized appreciation on open futures positions	5,407,459
(Increase) decrease in interest receivable	(444,643)

Accrued expenses:
Increase (decrease) in professional fees	30,334
Net cash provided by (used in) operating activities	(6,934,298)

Cash flows from financing activities:
Proceeds from additions	161,865,506
Payments for redemptions	(16,541,639)
Distribution of interest to feeder funds	(1,844,671)
Net cash provided by (used in) financing activities	143,479,196

Net change in cash	$136,544,898
Unrestricted cash, at beginning of period	—
Unrestricted cash, at end of period	$136,544,898
Non cash financing activities:
Contribution of open commodity futures and forwards positions	$16,242,749

See accompanying notes to financial statements.

CMF Willowbridge Argo Master Fund L.P.

Notes to Financial Statements

1.    Partnership Organization:

CMF Willowbridge Argo Master Fund L.P. (the "Master") is a limited partnership which was organized under the partnership laws of the State of New York to engage in the speculative trading of a diversified portfolio of commodity interests including futures contracts, options and forward contracts. The commodity interests that are traded by the Master are volatile and involve a high degree of market risk. The Master is authorized to sell an unlimited number of units ("Units") of Limited Partnership Interest.

On July 1, 2005, (date Master commenced trading operations), Smith Barney Diversified Futures Fund L.P. ("Diversified"), Smith Barney Diversified Futures Fund L.P. II ("Diversified II"), Salomon Smith Barney Orion Futures Fund L.P. ("Orion"), CMF Institutional Futures Fund ("CMF Institutional") and Citigroup Diversified Futures Fund L.P. ("Citigroup Diversified") allocated a portion of their capital to the Master. Diversified purchased 12,259.349 Units of the Master with cash equal to $11,118,119 and a contribution of open commodity futures and forwards positions with a fair value of $1,141,230, Diversified II purchased 10,980.9796 Units of the Master with cash equal to $9,895,326 and a contribution of open commodity futures and forwards positions of $1,085,654, Orion purchased 33,529.1186 Units of the Master with cash equal to $29,866,194 and a contribution of open commodity futures and forwards positions of $3,662,925, CMF Institutional Invested $7,000,000 of its' initial capital and purchased 7,000.0000 Units of the Master and Citigroup Diversified purchased 95,795.8082 Units of the Master with cash equal to $85,442,868 and a contribution of open commodity futures and forwards positions with a fair value of $10,352,940. The Master was formed to permit commodity pools managed now and in the future by Willowbridge Associates Inc. (The "Advisor") using the Argo Program, the Advisor's proprietary trading program, to invest together in one trading vehicle.

The Master operates under a structure where its investors consist of Diversified, Diversified II, Orion, Citigroup Diversified and CMF Institutional (each a "Feeder", collectively the "Funds") with 7.4%, 6.6%, 25.9% 56.7% and 3.4% investments in the Master at December 31, 2005, respectively.

Citigroup Managed Futures LLC acts as the general partner (the "General Partner") of the Master. The Master's commodity broker is Citigroup Global Markets Inc. ("CGM"). CGM is an affiliate of the General Partner. The General Partner is wholly-owned by Citigroup Global Markets Inc. ("CGMHI"), which is the sole owner of CGM. CGMHI is a wholly-owned subsidiary of Citigroup Inc. Effective as of December 31, 2005, all trading decisions for the Master are made by the Advisor.

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

CMF Willowbridge Argo Master Fund L.P.

Notes to Financial Statements

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

The General Partner, on behalf of the Master, has entered into a Management Agreement with the Advisor, a registered commodity trading advisor. The Advisor is not affiliated with the General Partner or CGM and is not responsible for the organization or operation of the Partnership. The Management Agreement provides that the Advisor has sole discretion in determining the investment of the assets of the Master. All management fees in connection with the Management Agreement are borne by the Funds.

c.	Customer Agreement:

The Master has entered into a Customer Agreement with CGM whereby CGM provides services which include, among other things, the execution of transactions for the Master's account in accordance with orders placed by the Advisor. All exchange, clearing, user, give-up, floor brokerage and National Futures Association fees are borne by the Master. All other fees including CGM's direct brokerage commission shall be borne by the Feeder Funds. All of the Master's assets are deposited in the Master's account at CGM. The Master's cash is deposited by CGM in segregated bank accounts to the extent required by Commodity Futures Trading Commission regulations. At December 31, 2005, the amount of cash held by the Master for margin requirements was $22,332,197. The Customer Agreement between the Master and CGM gives the Master the legal right to net unrealized gains and losses. The Customer Agreement may be terminated upon notice by either party.

4.    Trading Activities:

The Master was formed for the purpose of trading contracts in a variety of commodity interests, including derivative financial instruments and derivative commodity interests. The results of the Master's trading activities are shown in the statements of income and expenses.

All of the commodity interests owned by the Master are held for trading purposes. The average fair value during the period ended December 31, 2005 based on a monthly calculation, was $16,087,092.

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

CMF Willowbridge Argo Master Fund L.P.

Notes to Financial Statements

6.    Financial Highlights:

Changes in the Net Asset Value per Redeemable Unit of Partnership interest for the period from July 1, 2005 (commencement of trading operations) to December 31, 2005 was as follows:

2005
Net realized and unrealized gains (losses)*	$52.75
Interest income	14.25
Expenses**	(0.19)
Increase (decrease) for the period	66.81
Distributions	(14.25)
Net asset value per Redeemable Unit, beginning of period	1,000.00
Net asset value per Redeemable Unit, end of period	$1,052.56

*	Includes clearing fees

**	Excludes clearing fees

Ratios to Average Net Assets:****
Net investment income***	2.0%
Operating expenses	0.4%
Total return	6.7%

***	Interest income less total expenses

****	Annualized

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

CMF Willowbridge Argo Master Fund L.P.

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

The majority of these instruments mature within one year of December 31, 2005. However, due to the nature of the Master's business, these instruments may not be held to maturity.

Selected unaudited quarterly financial data for Willowbridge Master for the period ended December 31, 2005 is summarized below.

	For the period from October 1, 2005 to December 31, 2005	For the period from July 1, 2005 (Commencement of trading operations) to September 30, 2005
Net realized and unrealized trading gains net of brokerage commissions and clearing fees plus interest income	$1,894,970	$8,540,113
Net Income	$1,879,636	$8,525,113
Increase in Net Asset Value per Redeemable Unit	$10.17	$56.64

To the Limited Partners of
CMF Winton Master L.P.

To the best of the knowledge and belief of the undersigned, the information contained herein is accurate and complete.

By: Daniel R. McAuliffe, Jr. Chief Financial Officer and Director Citigroup Managed Futures LLC General Partner, CMF Winton Master L.P.
Citigroup Managed Futures LLC 731 Lexington Avenue 25th Floor New York, N.Y. 10022 212-559-2011

Independent Auditor's Report

To the Partners of
CMF Winton Master L.P.:

We have audited the accompanying statements of financial condition of CMF Winton Master L.P. (the "Partnership"), including the condensed schedules of investments, as of December 31, 2005, and the related statements of income and expenses, changes in partners' capital, and cash flows for the year ended December 31, 2005 and for the period November 1, 2004 (commencement of trading operations) to December 31, 2004. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards as established by the Auditing Standards Board (United States) and in accordance with the auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Partnership is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CMF Winton Master L.P. as of December 31, 2005, and the results of its operations, changes in its partners' capital, and its cash flows for the year ended December 31, 2005 and for the period November 1, 2004 (commencement of trading operations) to December 31, 2004 in conformity with U.S. generally accepted accounting principles.

New York, New York
March 13, 2006

CMF Winton Master L.P.
Statements of Financial Condition
December 31, 2005 and 2004

	2005	2004
Assets:
Equity in commodity futures trading account:
Cash (restricted $41,364,253 and $26,264,586 in 2005 and 2004, respectively) (Note 3c)	$173,936,134	$113,508,857
Net unrealized appreciation on open futures positions	1,044,808	979,539
Unrealized appreciation on open forward contracts	6,659,732	1,575,476
	181,640,674	116,063,872

Interest receivable	490,049	166,197
	$182,130,723	$116,230,069

Liabilities and Partners' Capital:
Liabilities:
Unrealized depreciation on open forward contracts	$2,976,793	$926,543
Accrued expenses:
Professional fees	57,292	12,000
Distribution payable (Note 5)	490,049	166,197
	3,524,134	1,104,740

Partners' Capital:
Partners' Capital, 150,355.1221 and 107,012.8888 Redeemable Units outstanding in 2005 and 2004, respectively	178,606,589	115,125,329
	$182,130,723	$116,230,069

See accompanying notes to financial statements.

CMF Winton Master L.P.
Condensed Schedule of Investments
December 31, 2005

	Fair Value	% of Partners' Capital
Futures Contracts Purchased
Currencies	$(532,732)	(0.30)%
Indices	(689,791)	(0.39)
Interest Rates U.S.	(63,103)	(0.03)
Interest Rates Non-U.S.	2,264,869	1.27
Livestock	274,805	0.15
Lumber	(4,213)	(0.00) *
Metals	464,600	0.26
Softs	53,290	0.03
Total futures contracts purchased	1,767,725	0.99

Futures Contracts Sold
Currencies	(319,700)	(0.18)
Energy	(613,409)	(0.34)
Grains	(643,317)	(0.36)
Interest Rates U.S.	(36,304)	(0.02)
Interest Rates Non-U.S.	1,099,890	0.62
Livestock	3,400	0.00 *
Softs	(213,477)	(0.12)
Total futures contracts sold	(722,917)	(0.40)

Unrealized Appreciation on Forward Contracts
Metals	6,659,732	3.73
Total unrealized appreciation on forward contracts	6,659,732	3.73

Unrealized Depreciation on Forward Contracts
Metals	(2,976,793)	(1.67)
Total unrealized depreciation on forward contracts	(2,976,793)	(1.67)

Total Fair Value	$4,727,747	2.65%

Percentages are based on Partners' capital unless otherwise indicated

* Due to rounding

See accompanying notes to financial statements

CMF Winton Master L.P.
Condensed Schedule of Investments
December 31, 2004

	Fair Value	% of Partners Capital
Futures Contracts Purchased
Currencies	$623,634	0.54%
Indices	1,541,657	1.34
Interest Rates U.S.	(294,303)	(0.27)
Interest Rates Non-U.S.	(42,376)	(0.04)
Livestock	(97,350)	(0.08)
Lumber	48,114	0.04
Metals	(524,982)	(0.46)
Softs	(172,955)	(0.15)
Total futures contracts purchased	1,081,439	0.92
Futures Contracts Sold
Currencies	17,239	0.02
Energy	160,945	0.14
Grains	(287,861)	(0.25)
Interest Rates U.S.	(21,841)	(0.02)
Interest Rates Non-U.S.	(10,707)	(0.00) *
Metals	69,925	0.06
Softs	(29,600)	(0.03)
Total futures contracts sold	(101,900)	(0.08)
Unrealized Appreciation on Forward Contracts
Metals	1,575,476	1.37
Unrealized Depreciation on Forward Contracts
Metals	(926,543)	(0.80)
Total Fair Value	$1,628,472	1.41%

Percentages are based on Partners' capital unless otherwise indicated.

* Due to rounding

See accompanying notes to financial statements.

CMF Winton Master L.P.
Statements of Income and Expenses
for the year ended December 31, 2005 and the period November 1, 2004
(commencement of trading operations)
to December 31, 2004

	2005	2004
Income:
Net gains (losses) on trading of commodity interests:
Realized gains on closed positions and foreign currencies	$13,732,305	$4,622,324
Net unrealized gains on open positions	3,099,275	(969,894)
	16,831,580	3,652,430
Interest income	4,288,087	244,406
	21,119,667	3,896,836
Expenses:
Clearing fees	1,166,831	152,738
Professional fees	56,062	12,000
	1,222,893	164,738
Net income	$19,896,774	$3,732,098
Net income per Unit of Limited Partnership Interest (Notes 1 and 6)	$142.03	$78.85

See accompanying notes to financial statements.

CMF Winton Master L.P.
Statements of Changes in Partners' Capital
for the year ended December 31, 2005 and the period from November 1, 2004
(commencement of trading operations)
to December 31, 2004

Limited Partners' Capital
Initial capital contribution from Limited Partners at November 1, 2004 representing 52,444.0345 Units	$52,444,034
Net income	3,732,098
Sale of 56,367.5633 Units of Limited Partners Interest	61,144,754
Redemption of 1,798.7090 Units of Limited Partners Interest	(1,951,151)
Distribution of Interest to feeder funds	(244,406)
Partners' capital at December 31, 2004	115,125,329
Net income	19,896,774
Sale of 100,687.9895 Units of Limited Partners' Interest	114,746,235
Redemption of 57,345.7562 Units of Limited Partners' Interest	(66,873,662)
Distribution of Interest to Feeder Funds	(4,288,087)
Partners' capital at December 31, 2005	$178,606,589
Net asset value per Unit:

2004	$1,075.81
2005	$1,187.90

See accompanying notes to financial statements.

CMF Winton Master L.P.
Statements of Cash Flows
for the year ended December 31, 2005 and the period November 1, 2004
(commencement of trading operations) to
December 31, 2004

	2005	2004
Cash flows from operating activities:
Net income	$19,896,774	$3,732,098
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Changes in operating assets and liabilities:
(Increase) decrease in restricted cash	(15,099,667)	(26,264,586)
(Increase) decrease in net unrealized appreciation on open futures positions	(65,269)	2,089,692
(Increase) decrease in unrealized appreciation on open forward contracts	(5,084,256)	(1,336,229)
(Increase) decrease in interest receivable	(323,852)	(166,197)

Increase (decrease) in unrealized depreciation on open forward contracts	2,050,250	216,431
Accrued expenses:
Increase (decrease) in professional fees	45,292	12,000
Net cash provided by (used in) operating activities	1,419,272	(21,716,791)

Cash flows from financing activities:
Proceeds from additions	114,746,235	110,990,422
Payments for redemptions	(66,873,662)	(1,951,151)
Distribution of interest to feeder funds	(3,964,235)	(78,209)
Net cash provided by (used in) financing activities	43,908,338	108,961,062

Net change in cash	45,327,610	87,244,271
Unrestricted cash, at beginning of period	87,244,271	—
Unrestricted cash, at end of period	$132,571,881	$87,244,271
Non cash financing activities:
Contribution of open commodity futures and forwards positions	$—	$2,598,366

See accompanying notes to financial statements.

CMF Winton Master L.P.

Notes to Financial Statements

1.    Partnership Organization:

CMF Winton Master L.P. (the "Master") is a limited partnership which was organized under the partnership laws of the State of New York to engage in the speculative trading of a diversified portfolio of commodity interests including futures contracts, options and forward contracts. The commodity interests that are traded by the Master are volatile and involve a high degree of market risk. The Master is authorized to sell an unlimited number of units ("Units") of Limited Partnership Interest.

On November 1, 2004 (date Master commenced trading), CMF Winton Feeder I L.P. ("Winton Feeder") allocated substantially all of its capital and Smith Barney Diversified Futures Fund L.P. ("Diversified") and Salomon Smith Barney Orion Futures Fund L.P. ("Orion") allocated a portion of their capital to the Master. Winton Feeder purchased 2,000.0000 Units of the Master with cash equal to $2,000,000. Orion purchased 35,389.8399 Units of the Master with cash equal to $33,594,083 and a contribution of open commodity futures and forward positions with a fair value of $1,795,757. Diversified purchased 15,054.1946 Units of the Master with cash equal to $14,251,586 and a contribution of open commodity futures and forward positions with a fair value of $802,609. On December 1, 2004, Citigroup Diversified Futures Fund L.P. ("Citigroup Diversified") allocated a portion of its capital to the Master and purchased 52,981.2908 Units with cash equal to $57,471,493. On July 1, 2005 CMF Institutional Futures Portfolio L.P. ("CMF Institutional") allocated a portion of its capital to the Master and purchased 5,741.8230 Units of the Master with cash equal to $7,000,000. The Master was formed to permit commodity pools managed now or in the future by Winton Capital Management Limited (the "Advisor") using the Diversified program, the Advisor's proprietary trading program, to invest together in one vehicle.

The Master's investors consist of Winton Feeder, Orion, Diversified, Citigroup Diversified and CMF Institutional (each a "Feeder", collectively the "Funds") with 7.7%, 30.5%, 8.7%, 50.4% and 2.7% ownership of the Master at December 31, 2005, respectively. Winton Feeder, Orion, Diversified and Citigroup Diversified owned 3.1%, 33.4%, 14.0% and 49.5% of the Master at December 31, 2004, respectively.

Citigroup Managed Futures LLC acts as the general partner (the "General Partner") of the Master. The Master's commodity broker is Citigroup Global Markets Inc. ("CGM"). CGM is an affiliate of the General Partner. The General Partner is wholly-owned by Citigroup Global Markets Inc. ("CGMHI"), which is the sole owner of CGM. CGMHI is a wholly-owned subsidiary of Citigroup Inc.

2.    Accounting Policies:

a.	All commodity interests (including derivative financial instruments and derivative commodity instruments) are used for trading purposes. The commodity interests are recorded on trade date and open contracts are recorded in the statement of financial condition at fair value on the last business day of the year, which represents market value for those commodity interests for which market quotations are readily available. Investments in commodity interests denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing on the last business day of the year. Realized gains (losses) and changes in unrealized gains (losses) on open positions are recognized in the period in which the contract is closed or the changes occur and are included in net gains (losses) on trading of commodity interests.

b.	All of the income and expenses and unrealized gains and losses on trading of commodity interests are determined on each valuation day and are allocated pro rata among the Funds at the time of such determination. Income taxes have not been provided as each Partner is individually liable for the taxes, if any, on their share of the Master's income and expenses.

CMF Winton Master L.P.

Notes to Financial Statements

c.	The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

d.	Certain prior period amounts have been reclassified to conform to current year presentation.

3.    Agreements:

a.	Limited Partnership Agreement:

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

The Master has entered into a Customer Agreement with CGM whereby CGM provides services which include, among other things, the execution of transactions for the Master's account in accordance with orders placed by the Advisor. All exchange, clearing, user, give-up, floor brokerage and National Futures Association fees are borne by the Master. All other fees including CGM's direct brokerage commission shall be borne by the Feeder Funds. All of the Master's assets are deposited in the Master's account at CGM. The Master's cash is deposited by CGM in segregated bank accounts to the extent required by Commodity Futures Trading Commission regulations. At December 31, 2005 and 2004, the amount of cash held by the Master for margin requirements was $41,364,253 and $26,264,586, respectively. The Customer Agreement between the Master and CGM gives the Master the legal right to net unrealized gains and losses. The Customer Agreement may be terminated upon notice by either party.

4.    Trading Activities:

The Master was formed for the purpose of trading contracts in a variety of commodity interests, including derivative financial instruments and derivative commodity interests. The results of the Master's trading activities are shown in the statements of income and expenses.

All of the commodity interests owned by the Master are held for trading purposes. The average fair value for the year ended December 31, 2005 and during the period ended December 31, 2004 based on a monthly calculation, was $6,930,693 and $3,595,835, respectively.

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

CMF Winton Master L.P.

Notes to Financial Statements

6.    Financial Highlights:

Changes in the Net Asset Value per Redeemable Unit of Partnership interest for the year ended December 31, 2005 and the period from November 1, 2004 (commencement of trading operations) to December 31, 2004 was as follows:

	2005	2004
Net realized and unrealized gains*	$112.51	$75.92
Interest income	29.94	3.04
Expenses**	(0.42)	(0.11)
Increase for the period	142.03	78.85
Distributions	(29.94)	(3.04)
Net Asset Value Redeemable per Unit, beginning of period	1,075.81	1,000.00
Net Asset Value Redeemable per Unit, end of period	$1,187.90	$1,075.81

*	Includes clearing fees

**	Excludes clearing fees

Ratios to Average Net Assets:
Net investment income***	1.9%	0.6	%****
Operating expenses	0.8%	1.3	%****
Total return	13.2%	7.9%

***	Interest income less total expenses

****	Annualized.

The above ratios may vary for individual investors based on the timing of capital transactions during the year. Additionally, these ratios are calculated for the Limited Partner class using the Limited Partners' share of income, expense and average net assets.

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

CMF Winton Master L.P.

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

The majority of these instruments mature within one year of December 31, 2005. However, due to the nature of the Master's business, these instruments may not be held to maturity.

CMF Winton Master L.P.

Notes to Financial Statements

Selected unaudited quarterly financial data for the Winton Master for the year ended December 31, 2005 and the period ended December 31, 2004 are summarized below:

	For the period from October 1, 2005 to December 31, 2005	For the period from July 1, 2005 to September 30, 2005	For the period from April 1, 2005 to June 30, 2005	For the period from January 1, 2005 to March 31, 2005
Net realized and unrealized trading gains (losses) net of brokerage commissions and clearing fees plus interest income	$134,872	$(1,993,310)	$10,861,316	$10,949,958
Net Income (loss)	$131,646	$(2,011,115)	$10,843,704	$10,932,539
Increase (decrease) in Net Asset
Value per Unit	$(0.32)	$(13.00)	$78.31	$77.04

For the period from November 1, 2004 (commencement of trading operations) to December 31, 2004
Net realized and unrealized trading gains net of brokerage commissions and clearing fees plus interest income	$3,744,098
Net Income	$3,732,098
Increase in Net Asset Value per Unit	$78.85

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None

Item 9A.    Controls and Procedures.

Based on their evaluation of the Partnership's disclosure controls and procedures as of year end the Chief Executive Officer and Chief Financial Officer of the General Partner have concluded that such controls and procedures are effective.

There were no significant changes in the Partnership's internal controls over financial reporting or in other factors that could significantly affect such controls subsequent to the date of their evaluation as of year end.

PART III

Item 10.    Directors and Executive Officers of the Registrant.

The Partnership has no officers or directors and its affairs are managed by its General Partner, Citigroup Managed Futures LLC. At December 31, 2005 investment decisions were made by Campbell & Company, Inc., Winton Capital Management, Graham Limited Capital Management L.P., and Willowbridge Associates, Inc.

The Partnership has not adopted a code of ethics that applies to officers because it has no officers.

Item 11.    Executive Compensation.

The Partnership has no directors or officers. Its affairs are managed by Citigroup Managed Futures LLC, its General Partner. CGM, an affiliate of the General Partner, is the commodity broker for the Partnership and receives brokerage commissions for such services, as described under "Item 1. Business." Brokerage commissions and clearing fees of $3,461,689 were earned by CGM for the year ended December 31, 2005. Management fees and incentive fees of $1,146,268 and $296,368, respectively, were earned by the Advisors for the year ended December 31, 2005.

Item 12.    Security Ownership of Certain Beneficial Owners and Management.

(a)    Security ownership of certain beneficial owners. As of March 1, 2005, the Partnership knows of no person who beneficially owns more than 5% of the Redeemable Units outstanding.

(b)    Security ownership of management. Under the terms of the Limited Partnership Agreement, the Partnership's affairs are managed by the General Partner. The General Partner owns Units of general partnership interest equivalent to 1,276.7484 Unit equivalents (3.5%) as of December 31, 2005.

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

2005	$30,000

2004	$31,670

(2)    Audit-Related Fees. None

(3)    Tax Fees. The aggregate fees billed for each of the last two fiscal years for professional services rendered by KPMG LLP for tax compliance and tax advice given in the preparation of the Partnership's Schedule K1s, the preparation of the Partnership's Form 1065 and preparation of all State Tax Returns are as follows:

2005	$7,606

2004	$5,136

(4)    All Other Fees. None.

(5)    Not Applicable.

(6)    Not Applicable.

PART IV

Item 15.    Exhibits and Financial Statement Schedules.

(a) (1)	Financial Statements:

Statements of Financial Condition at December 31, 2005 and 2004.

Condensed Schedules of Investments at December 31, 2005 and 2004.

Statements of Income and Expenses for the years ended December 31, 2005, 2004 and 2003.

Statements of Changes in Partners' Capital for the years ended December 31, 2005, 2004 and 2003.

Statements of Cash Flows for the years ended December 31, 2005, 2004 and 2003.

Notes to Financial Statements.

(2)	Exhibits:

3.1 –	Limited Partnership Agreement (filed as Exhibit 3.1 to the Registration Statement on Form S-1 (File No. 33-75056 and incorporated herein by reference).

3.2 –	Certificate of Limited Partnership of the Partnership as filed in the office of the County Clerk of New York County on October 13, 1993 (filed as Exhibit 3.2 to the Registration Statement on Form S-1 (File No. 33-75056) and incorporated herein by reference).

10.1 –	Customer Agreement between the Partnership and Smith Barney (filed as Exhibit 10.1 to the Registration Statement on Form S-1 (File No. 33-75056) and incorporated herein by reference).

10.3 –	Escrow Instructions relating to escrow of subscription funds (filed as Exhibit 10.3 to the Registration Statement on Form S-1 (File No. 33-75056) and incorporated herein by reference).

10.5 –	Management Agreement among the Partnership, the General Partner and Campbell & Company, Inc. (filed as Exhibit 10.5 to the Registration Statement on Form S-1 (File No. 33-75056) and incorporated herein by reference).

10.6 –	Management Agreement among the Partnership, the General Partner and Colorado Commodity Management Corp. (filed as Exhibit 10.6 to the Registration Statement on Form S-1 (File No. 33-75056) and incorporated herein by reference).

10.7 –	Management Agreement among the Partnership, the General Partner and John W. Henry & Company, Inc. (filed as Exhibit 10.7 to the Registration Statement on Form S-1 (File No. 33-75056) and incorporated herein by reference).

10.8 –	Management Agreement among the Partnership, the General Partner and Hyman Beck & Company (filed as Exhibit 10.8 to the Registration Statement on Form S-1 (File No. 33-75056) and incorporated herein by reference).

10.9 –	Letter dated May 19, 1994 from the General Partner to Colorado Commodities Management Corp. terminating the Management Agreement (previously filed).

10.10 –	Management Agreement among the Partnership, the General Partner and Chesapeake Capital Corp. (previously filed).

10.11 –	Letters extending Management Agreements with John W. Henry & Company, Inc., Hyman Beck & Company, Campbell & Co., Inc. and Chesapeake Capital Corp. (previously filed).

10.12 –	Management Agreement among the Partnership, the General Partner and Abraham Trading Co. (previously filed).

10.13 –	Management Agreement among the Partnership, the General Partner and Rabar Market Research Inc. (previously filed).

10.14 –	Management Agreement among the Partnership, the General Partner and AIS Futures Management, Inc. (previously filed).

10.15 –	Letter dated October 1, 1996 from the General Partner to Hyman Beck & Company terminating the Management Agreement (previously filed).

10.16 –	Management Agreement among the Partnership, the General Partner and Telesis Management Inc. (filed as Exhibit 10.16 to the Form 10-K for the year ended December 31, 1997).

10.17 –	Letter terminating Management Agreement with Chesapeake Capital Corporation (filed as Exhibit 10.17 to the Form 10-K for the year ended December 31, 1997).

10.18 –	Letter terminating Management Agreement with Abraham Trading Co. (filed as Exhibit 10.18 to the Form 10-K for the year ended December 31, 1997).

10.19 –	Management Agreement among the Partnership, the General Partner and Trendview Management, Inc. (filed as Exhibit 10.19 to the Form 10-K for the year ended December 31, 1997).

10.20 –	Letters extending Management Agreements with Campbell & Co., Chesapeake Capital Corp., John W. Henry & Company Inc., AIS Futures Management L.L.C., Abraham Trading Co. and Rabar Market Research Inc. (filed as Exhibit 10.20 to the Form 10-K for the year ended December 31, 1997).

10.21 –	Letter terminating AIS Futures Management, Inc. (previously filed).

10.22 –	Letter terminating Telesis Management Inc. (previously filed).

10.23 –	Letters extending Management Agreements with Campbell & Co., John W. Henry & Company Inc., Rabar Market Research Inc. and Trendview Management Inc. (previously filed).

10.24 –	Management Agreement among the Partnership, the General Partner and Willowbridge Associates, Inc. (filed as Exhibit 10.24 to the Form 10-K for the year ended December 31, 1999).

10.25 –	Management Agreement among the Partnership, the General Partner and Stonebrook Capital Management, Inc. (filed as Exhibit 10.25 to the Form 10-K for the year ended December 31, 1999).

10.26–	Letters extending Management Agreements with Campbell & Co., Inc., John W. Henry & Company Inc., Rabar Market Research Inc. and Trendview Management Inc. (previously filed).

10.27 –	Letters terminating John W. Henry & Company Inc., Rabar Market Research Inc. and Trendview Management Inc. (previously filed).

10.28 –	Management Agreement among the Partnership, the General Partner and Bridgewater Associates, Inc. (previously filed).

10.29 –	Management Agreement among the Partnership, the General Partner and Dominion Capital Management, Inc. (previously filed).

10.30 –	Letters extending Management Agreements with Campbell & Co., Inc., Willowbridge Associates, Inc. and Stonebrook Structured Products, LLC (previously filed).

10.31 –	Letter terminating Bridgewater Associates, Inc. (previously filed).

10.32 –	Management Agreement among the Partnership, the General Partner and Winton Capital Management Limited (previously filed).

10.33 –	Management Agreement among the Partnership, the General Partner and Graham Capital Management L.P. (previously filed).

10.34 –	Letters extending Management Agreements with Campbell & Co., Inc., Willowbridge Associates, Inc., Dominion Capital Management, Inc. and Stonebrook Structured Products, LLC (previously filed).

10.35 –	Letter terminating Dominion Capital Management, Inc. (previously filed).

10.36 –	Letters extending Management Agreements with Campbell & Co., Inc., Willowbridge Associates, Inc., Winton Capital Management Limited, Stonebrook Structured Products, LLC and Graham Capital Management L.P. (previously filed).

10.37 –	Letter terminating Stonebrook Structured Products LLC (previously filed).

10.38 –	Letters extending Management Agreements with Campbell & Co., Inc., Willowbridge Associates, Inc., Winton Capital Management Limited, and Graham Capital Management L.P. (previously filed).

10.39	Letters extending Management Agreements with Campbell & Co. Inc., Willowbridge Associates, Inc., Winton Capital Management Limited, and Graham Capital Management L.P. (previously filed).

10.40	Letters extending Management Agreements with Campbell and Co. Inc., Willowbridge Associates, Inc., Winton Capital Management Limited and Graham Capital Management L.P. (filed herein).

16.1 –	Letter from PricewaterhouseCoopers (previously filed).

The exhibits required to be filed by Item 601 of regulation S-K are incorporated herein by reference

31.1 –	Rule 13a-14(a)/15d-14(a) Certification (Certification of President and Director)

31.2 –	Rule 13a-14(a)/15d-14(a) Certification (Certification of Chief Financial Officer and Director)

32.1 –	Section 1350 Certification (Certification of President and Director)

32.2 –	Section 1350 Certification (Certification of Chief Financial Officer and Director)

Supplemental Information To Be Furnished With Reports Filed Pursuant To Section 15(d) Of The Act By Registrants Which Have Not Registered Securities Pursuant To Section 12 Of The Act.

Annual Report to Limited Partners

No proxy material has been sent to Limited Partners.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this annual report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York and State of New York on the 29th day of March 2006.

SMITH BARNEY DIVERSIFIED FUTURES FUND L.P.

By:    Citigroup Managed Futures LLC
           (General Partner)

By:    /s/ David J. Vogel
           David J. Vogel, President and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report on Form 10-K has been signed below by the following persons in the capacities and on the date indicated.

/s/ David J. Vogel	/s/ Shelley Ullman
David J. Vogel	Shelley Ullman
President and Director	Director
/s/ Maureen O'Toole	/s/ Jennifer Magno
Maureen O'Toole	Jennifer Magno
Director	Director
/s/ Daniel R. McAuliffe, Jr.	/s/ Jerry Pascucci
Daniel R. McAuliffe, Jr.	Jerry pascucci
Chief Financial Officer and	Director
Director
/s/ Ihor Rakowsky
Ihor Rakowsky
Secretary and Director