Form 10-Q
period 2006-03-31
SMITH BARNEY DIVERSIFIED FUTURES FUND LP
filed 2006-05-12
CIK 911503

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
(X) QUARTERLY REPORT UNDER SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
OR (    ) TRANSITION REPORT UNDER SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter ended March 31, 2006

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

Yes    X                No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in rule 12b-2 of the Exchange Act (check one):

Large accelerated filer                        Accelerated filer                        Non-Accelerated filer    X

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).

Yes                        No    X

SMITH BARNEY DIVERSIFIED FUTURES FUND L.P.
FORM 10-Q
INDEX

		Page Number
PART I – Financial Information:
Item 1.	Financial Statements:
	Statements of Financial Condition at March 31, 2006 and December 31, 2005 (unaudited)	3
	Condensed Schedules of Investments at March 31, 2006 and December 31, 2005 (unaudited)	4 – 5
	Statements of Income and Expenses and Partners' Capital for the three months ended March 31, 2006 and 2005 (unaudited)	6
	Statements of Cash Flows for the three months ended March 31, 2006 and 2005 (unaudited)	7
	Notes to Financial Statements (unaudited)	8 – 12
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	13 – 14
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	15 – 17
Item 4.	Controls and Procedures	18
PART II – Other Information		19

PART I

Item 1. Financial Statements

Smith Barney Diversified Futures Fund L.P.
Statements of Financial Condition
(Unaudited)

	March 31, 2006	December 31, 2005
ASSETS:
Investment in Partnerships, at fair value	$41,919,889	$43,555,768
Equity in commodity futures trading account:
Cash (restricted $138,702 and $1,000,127 in 2006 and 2005, respectively)	15,463,404	15,272,733
Net unrealized appreciation on open futures positions	47,119	—
Unrealized appreciation on open forward contracts	505,878	672,909
	57,936,290	59,501,410
Interest receivable	45,532	36,929
	$57,981,822	$59,538,339
LIABILITIES AND PARTNERS' CAPITAL:
Liabilities:
Net unrealized depreciation on open futures positions	$—	$30,126
Unrealized depreciation on open forward contracts	537,097	445,992
Accrued expenses:
Commissions	263,288	275,893
Management fees	88,727	93,168
Incentive fees	38,349	—
Other	71,307	48,621
Redemptions payable	617,373	635,814
	1,616,141	1,529,614

Partners' Capital:
General Partner, 1,276.7484 Unit equivalents outstanding in 2006 and 2005	2,062,702	2,057,289
Limited Partners, 33,611.9540 and 34,723.3527 Redeemable Units of Limited Partnership Interest outstanding in 2006 and 2005, respectively	54,302,979	55,951,436
	56,365,681	58,008,725
	$57,981,822	$59,538,339

See Accompanying Notes to Financial Statements.

Smith Barney Diversified Futures Fund L.P.
Condensed Schedule of Investments
March 31, 2006
(Unaudited)

	Fair Value	% of Partners' Capital

Futures Contracts Purchased

Indices	$339	0.00	%*
Livestock	(720)	(0.00)	*
Total futures contracts purchased	(381)	(0.00)	*

Futures Contracts Sold

Interest Rates Non-U.S.	46,631	0.08
Interest Rates U.S.	869	0.00	*
Total futures contracts sold	47,500	0.08

Unrealized Appreciation on Forward Contracts

Currencies	412,568	0.73
Metals	93,310	0.17
Total unrealized appreciation on forward contracts	505,878	0.90

Unrealized Depreciation on Forward Contracts

Currencies	(469,995)	(0.83)
Metals	(67,102)	(0.12)
Total unrealized depreciation on forward contracts	(537,097)	(0.95)

Investment In Partnerships

CMF Campbell Master Fund L.P.	15,462,516	27.43
CMF Willowbridge Argo Master Fund L.P.	10,884,289	19.31
CMF Winton Master L.P.	15,573,084	27.63
Total Investment in Partnerships	41,919,889	74.37

Total fair value	$41,935,789	74.40%

Percentages are based on Partners' capital unless otherwise indicated.

* Due to rounding

See Accompanying Notes to Financial Statements.

Smith Barney Diversified Futures Fund L.P.
Condensed Schedule of Investments
December 31, 2005
(Unaudited)

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

Percentages are based on Partners' capital unless otherwise indicated

* Due to rounding

See Accompanying Notes to Financial Statements.

Smith Barney Diversified Futures Fund L.P.
Statements of Income and Expenses and Partners' Captial
(Unaudited)

	Three Months Ended March 31,
	2006	2005
Income:
Net gains (losses) on trading of commodity interests:
Realized gains (losses) on closed positions	$672,272	$(2,458,639)
Change in unrealized gains (losses) on open positions and investment in Partnerships	462,604	(295,213)
	1,134,876	(2,753,852)
Interest income	125,292	139,149
	1,260,168	(2,614,703)
Expenses:
Brokerage commissions including clearing fees of $8,133 and $11,724 respectively	800,996	899,204
Management fees	265,910	298,382
Incentive fees	38,349	153,674
Other expenses	22,688	20,302
	1,127,943	1,371,562
Net income (loss)	132,225	(3,986,265)
Redemptions—Limited Partners	(1,775,269)	(1,276,726)
Net decrease in Partners' capital	(1,634,044)	(5,262,991)
Partners' capital, beginning of period	58,008,725	69,230,858
Partners' capital, end of period	$56,365,681	$63,967,867
Net asset value per Redeemable Unit (34,888.7024 and 38,861.4850 Redeemble Units outstanding at March 31, 2006 and 2005, respectively)	$1,615.59	$1,646.05
Net income (loss) per Redeemable Unit of Limited Partnership Interest and General Partner Unit equivalent	$4.24	$(100.31)

See Accompanying Notes to Financial Statements.

Smith Barney Diversified Futures Fund L.P.
Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
	2006	2005
Cash flows from operating activities:
Net gain (loss)	$132,225	$(3,986,265)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Changes in operating assets and liabilities:
Purchase of Investment in Partnerships	—	(19,428,630)
Proceeds from sale of Investment in Partnerships	1,934,310	948,243
Net unrealized (appreciation) depreciation on Investment in Partnerhips	(298,431)	(513,692)
(Increase) decrease in restricted cash	861,425	2,548,276
(Increase) decrease in net unrealized appreciation on open futures positions	(47,119)	546,241
(Increase) decrease in unrealized appreciation on open forward contracts	167,031	1,860,501
(Increase) decrease in interest receivable	(8,603)	16,210
Increase (decrease) in net unrealized depreciation on open futures positions	(30,126)	—
Increase (decrease) in unrealized depreciation on open forward contracts	91,105	(1,440,654)
Accrued expenses:
Increase (decrease) in commissions	(12,605)	(24,999)
Increase (decrease) in management fees	(4,441)	(9,402)
Increase (decrease) in incentive fees	38,349	74,748
Increase (decrease) in other	22,686	20,303
Net cash provided by (used in) operating activities	2,845,806	(19,389,120)
Cash flows from financing activities:
Payments for redemptions—Limted Partners	(1,793,710)	(1,619,413)
Net cash provided by (used in) financing activities	(1,793,710)	(1,619,413)
Net change in cash	1,052,096	(21,008,533)
Unrestricted cash, at beginning of period	14,272,606	44,562,288
Unrestricted cash, at end of period	$15,324,702	$23,553,755
Non-Cash Financing Activities:
Contributions of open commodity futures and forward positions	—	$(192,512)

See Accompanying Notes to Financial Statements.

Smith Barney Diversified Futures Fund L.P.
Notes to Financial Statements
March 31, 2006
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

Citigroup Managed Futures LLC acts as the general partner (the "General Partner") of the Partnership. The Partnership's commodity broker is Citigroup Global Markets Inc. ("CGM"). CGM is an affiliate of the General Partner. The General Partner is wholly owned by Citigroup Global Markets Holdings Inc. ("CGMHI"), which is the sole owner of CGM. CGMHI is a wholly owned subsidiary of Citigroup Inc. ("Citigroup"). As of March 31, 2006, all trading decisions are made for the Partnership by Campbell & Company, Inc. ("Campbell"), Willowbridge Associates, Inc. ("Willowbridge"), Winton Capital Management Limited ("Winton") and Graham Capital Management L.P. ("Graham") (each an "Advisor" and collectively, the "Advisors").

The accompanying financial statements are unaudited but, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Partnership's financial condition at March 31, 2006 and December 31, 2005 and the results of its operations and cash flows for the three months ended March 31, 2006 and 2005. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. You should read these financial statements together with the financial statements and notes included in the Partnership's annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2005.

Due to the nature of commodity trading, the results of operations for the interim periods presented should not be considered indicative of the results that may be expected for the entire year.

2.    Financial Highlights:

Changes in Net Asset Value per Redeemable Unit of Limited Partnership Interest for the three months ended March 31, 2006 and 2005 were as follows:

	Three Months Ended March 31,
	2006	2005
Net realized and unrealized gains (losses)*	$9.91	$(91.85)
Interest income	3.52	3.53
Expenses **	(9.19)	(11.99)
Increase (decrease) for the period	4.24	(100.31)
Net Asset Value per Redeemable Unit, beginning of period	1,611.35	1,746.36
Net Asset Value per Redeemable Unit, end of period	$1,615.59	$1,646.05

*	Includes brokerage commissions.

**	Excludes brokerage commissions.

Smith Barney Diversified Futures Fund L.P.
Notes to Financial Statements
March 31, 2006
(Unaudited)

Financial Highlights (continued):

	Three Months Ended March 31,
	2006		2005
Ratio to average net assets: ***
Net investment loss before incentive fees ****	(6.9)%		(6.7)%
Operating expenses	7.8%		7.6%
Incentive fees	0.1%		0.2%
Total expenses	7.9%		7.8%
Total return:
Total return before incentive fees	0.3%		(5.5)%
Incentive fees	(0.0)	%*****	(0.2)%
Total return after incentive fees	0.3%		(5.7)%

***	Annualized (other than incentive fees).

****	Interest income less total expenses (exclusive of incentive fees).

*****	Due to rounding

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

All of the commodity interests owned by the Partnership are held for trading purposes. The average fair values of these interests during the three and twelve months ended March 31, 2006 and December 31, 2005, based on a monthly calculation, were $84,431 and $557,700, respectively. The fair values of these commodity interests, including options thereon, if applicable, at March 31, 2006 and December 31, 2005, were $15,900 and $196,791, respectively. Fair values for exchange traded commodity futures and options are based on quoted market prices for those futures and options. Fair values for all other financial instruments for which market quotations are not readily available are based on calculations approved by the General Partner.

4.    Investment in Partnerships:

Effective November 1, 2004, the Partnership allocated capital for trading to the CMF Winton Master L.P., a limited partnership organized under the partnership laws of New York State (the "Winton Master"). The partnership purchased 15,054.1946 Units of the Winton Master with cash equal to $14,251,586, and a contribution of open commodity futures and forward positions with a fair value of $802,609. The Winton Master was formed in order to permit commodity pools managed now or in the future by Winton, to invest together in one trading vehicle. The General Partner is the general partner of

Smith Barney Diversified Futures Fund L.P.
Notes to Financial Statements
March 31, 2006
(Unaudited)

the Winton Master. Individual and pooled accounts currently managed by Winton, including the Partnership, are permitted to be a limited partner of the Winton Master. The General Partner and Winton believe that trading through this structure should promote efficiency and economy in the trading process. Expenses to investors as a result of the investment in the Winton Master are approximately the same and redemption rights are not affected.

Effective January 1, 2005, the assets allocated to Campbell for trading were invested in the CMF Campbell Master Fund L.P. ("Campbell Master"), a limited partnership organized under the partnership laws of the State of New York. The Partnership purchased 19,621.1422 Units of Campbell Master with cash equal to $19,428,630, and a contribution of open commodity futures and forward positions with a fair value of $192,512. Campbell Master was formed in order to permit commodity pools managed now or in the future using Campbell's Financials Metals and Energy ("FME") Portfolio, to invest together in one trading vehicle. The General Partner is the general partner of Campbell Master. Individual and pooled accounts currently managed by Campbell, including the Partnership, are permitted to be a limited partner of Campbell Master. The General Partner and Campbell believe that trading through this structure should promote efficiency and economy in the trading process. Expenses to investors as a result of the investment in Campbell Master are approximately the same and redemption rights are not affected.

Effective July 1, 2005, the assets allocated to Willowbridge for trading were invested in the CMF Willowbridge Argo Master Fund L.P. ("Willowbridge Master"), a limited partnership organized under the partnership laws of the State of New York. The partnership purchased 12,259.3490 Units of Willowbridge Master with cash equal to $11,118,119, and a contribution of open commodity futures and forward positions with a fair value of $1,141,230. Willowbridge Master was formed in order to permit commodity pools managed now or in the future by using Willowbridge's Argo Trading Program, to invest together in one trading vehicle. The General Partner is the general partner of Willowbridge Master. Individual and pooled accounts currently managed by Willowbridge, including the Partnership, are permitted to be a limited partner of Willowbridge Master. The General Partner and Willowbridge believe that trading through this structure should promote efficiency and economy in the trading process. Expenses to investors as a result of the investment in Willowbridge Master are approximately the same and redemption rights are not affected.

The Winton Master's, Campbell Master's and Willowbridge Master's (the "Funds") trading of futures, forwards and options contracts, if applicable, on commodities is done primarily on United States of America commodity exchanges and foreign commodity exchanges. The Funds all engage in such trading through commodity brokerage accounts maintained with CGM.

A limited partner may withdraw all or part of its capital contribution and undistributed profits, if any, from the Funds in multiples of the net asset value per unit of limited partnership interest as of the last day of a month after a request for redemption has been made to the General Partner at least 3 days in advance of month-end.

Management and incentive fees are not directly charged to the Funds. These fees are charged at the Partnership level. All exchange, clearing, user, give-up, floor brokerage and National Futures Association fees are borne by the Funds. All other fees, including CGM's direct brokerage commission, are charged at the Partnership level.

As of March 31, 2006 the partnership owns 4.3%, 7.2% and 6.9%, respectively of Campbell Master, Willowbridge Master and Winton Master. At December 31, 2005 the Partnership owns 4.7%, 7.4% and 8.7%, respectively of Campbell Master, Willowbridge Master and Winton Master. It is Winton's, Campbell's and Willowbridge's intention to continue to invest the assets allocated to each by the Partnership in the Winton Master, Campbell Master and Willowbridge Master. The performance of the Partnership is directly affected by the performance of the Funds.

Smith Barney Diversified Futures Fund L.P.
Notes to Financial Statements
March 31, 2006
(Unaudited)

Summarized information reflecting the total assets, liabilities and capital for the Funds is shown in the following tables.

	March 31, 2006
	Investments' Total Assets	Investments' Total Liabilities	Investments' Total Capital
Campbell Master	$366,902,874	$11,193,593	$355,709,281
Willowbridge Master	150,673,236	473,479	150,199,757
Winton Master	227,769,911	1,119,396	226,650,515
Total	$745,346,021	$12,786,468	$732,559,553

	December 31, 2005
	Investments' Total Assets	Investments' Total Liabilities	Investments' Total Capital
Campbell Master	$347,366,314	$20,975,541	$326,390,773
Willowbridge Master	170,157,028	474,977	169,682,051
Winton Master	182,130,723	3,524,134	178,606,589
Total	$699,654,065	$24,974,652	$674,679,413

Summarized information reflecting the Partnership's investment in, and the operations of the Funds is shown in the following tables.

	March 31, 2006		For the three months ended March 31, 2006
Investment	% of Partnership's Net Assets	Fair Value	Income (loss)	Expenses		Net Income (Loss)	Investment Objective	Redemptions Permitted
				Commissions	Other
Campbell Master	27.43%	$15,462,516	$1,021,217	$4,113	$270	$1,016,834	Commodity Portfolio	Monthly
Willowbridge Master	19.31%	10,884,289	(1,204,129)	11,347	613	(1,216,089)	Commodity Portfolio	Monthly
Winton Master	27.63%	15,573,084	866,096	23,220	125	842,751	Commodity Portfolio	Monthly
Total		$41,919,889	$683,184	$38,680	$1,008	$643,496

	December 31, 2005		For the three months ended March 31, 2005
Investment	% of Partnership's Net Assets	Fair Value	Income (loss)	Expenses		Net Income (Loss)	Investment Objective	Redemptions Permitted
				Commissions	Other
Campbell Master	26.46%	15,349,869	$(629,673)	$8,548	$897	$(639,118)	Commodity Portfolio	Monthly
Willowbridge Master	21.67%	12,573,482	—	—	—	—	Commodity Portfolio	Monthly
Winton Master	26.95%	15,632,417	1,146,181	26,680	2,020	1,117,481	Commodity Portfolio	Monthly
Total		$43,555,768	$516,508	$35,228	$2,917	$478,363

Smith Barney Diversified Futures Fund L.P.
Notes to Financial Statements
March 31, 2006
(Unaudited)

5.    Financial Instrument Risks:

In the normal course of its business, the Partnership and Funds are party to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments. These financial instruments may include forwards, futures and options, whose values are based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash flows, to purchase or sell other financial instruments at specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange or over-the-counter ("OTC"). Exchange-traded instruments are standardized and include futures and certain option contracts. OTC contracts are negotiated between contracting parties and include forwards and certain options. Each of these instruments is subject to various risks similar to those related to the underlying financial instruments including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange-traded instruments because of the greater risk of default by the counterparty to an OTC contract.

Market risk is the potential for changes in the value of the financial instruments traded by the Partnership/Funds due to market changes, including interest and foreign exchange rate movements and fluctuations in commodity or security prices. Market risk is directly impacted by the volatility and liquidity in the markets in which the related underlying assets are traded.

Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. Credit risk with respect to exchange traded instruments is reduced to the extent that an exchange or clearing organization acts as a counterparty to the transactions. The Partnership's/Funds' risk of loss in the event of counterparty default is typically limited to the amounts recognized as unrealized appreciation in the statements of financial condition and not represented by the contract or notional amounts of the instruments. The Partnership/Funds have credit risk and concentration risk because the sole counterparty or broker with respect to the Partnership's/Funds' assets is CGM.

The General Partner monitors and controls the Partnership's/Funds' risk exposure on a daily basis through financial, credit and risk management monitoring systems, and accordingly believes that it has effective procedures for evaluating and limiting the credit and market risks to which the Partnership/Funds are subject. These monitoring systems allow the General Partner to statistically analyze actual trading results with risk-adjusted performance indicators and correlation statistics. In addition, on-line monitoring systems provide account analysis of futures, forwards and options positions by sector, margin requirements, gain and loss transactions and collateral positions.

The majority of these instruments mature within one year of March 31, 2006. However, due to the nature of the Partnership's/Funds' businesses, these instruments may not be held to maturity.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Partnership does not engage in the sale of goods or services. Its only assets are its equity in its commodity futures trading account, consisting of cash, investments in other partnerships, net unrealized appreciation on open futures and forward contracts and interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership. While substantial losses could lead to a decrease in liquidity, no such losses occurred during the first quarter of 2006.

The Partnership's capital consists of the capital contributions of the partners as increased or decreased by realized and/or unrealized gains or losses on commodity futures trading, expenses, interest income, additions and redemptions of Redeemable Units and distributions of profits, if any.

For the three months ended March 31, 2006, Partnership capital decreased 2.8% from $58,008,725 to $56,365,681. This decrease was attributable to the redemption of 1,111.3987 Redeemable Units totaling $1,775,269, which was partially offset by a net income from operations of $132,225. Persons investing $1,000,000 or more will pay a reduced brokerage fee, receiving the differential in the form of additional Redeemable Units. Future redemptions can impact the amount of funds available for investment in commodity contract positions in subsequent periods.

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

Results of Operations

During the Partnership's first quarter of 2006 the net asset value per Redeemable unit increased 0.3% from $1,611.35 to $1,615.59 as compared to a decrease of 5.7% in the first quarter of 2005. The Partnership experienced a net trading gain before brokerage commissions and related fees in the first quarter of 2006 of $1,134,876. Gains were primarily attributable to the trading of commodity futures in U.S. and non-U.S.

interest rates, metals and indices partially offset by losses in currencies, energy, grains, livestock, lumber and softs. The Partnership experienced a net trading loss before brokerage commissions and related fees in the first quarter of 2005 of $2,753,852. Losses were primarily attributable to the trading of commodity futures in currencies U.S. and non-U.S. interest rates, livestock, metals and indices and were partially offset by gains in energy, grains and softs.

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

Interest income on 80% of the Partnership's daily equity maintained in cash was earned at the monthly average 30-day U.S. Treasury bill rate determined weekly by CGM based on the non-competitive yield on three month U.S. Treasury bills maturing 30 days from the date in which such weekly rate is determined. CGM may continue to maintain the Partnership's assets in cash and/or place all of the Partnership's assets in 90-day Treasury bills and pay the Partnership 80% of the interest earned on the Treasury bills purchased. CGM will retain 20% of any interest earned on Treasury bills. Interest income for the three months ended March 31, 2006 decreased by $13,857 as compared to the corresponding period in 2005. The decrease is due to the Partnership's use of cash to fund additional investments in other partnerships. The interest earned at the Investment in Partnerships level is included in the Partnership's share of overall net income (loss) of the other partnerships.

Brokerage commissions are calculated on the Partnership's net asset value as of the last day of each month and are affected by trading performance and redemptions. Accordingly, they must be compared in relation to the fluctuations in monthly net asset values. Commissions and fees for the three months ended March 31, 2006 decreased by $98,208 as compared to the corresponding period in 2005. The decrease in brokerage commissions is due to lower average net assets during the three months ended March 31, 2006 as compared to the corresponding period in 2005.

Management fees are calculated on the portion of the Partnership's net asset value allocated to each Advisor at the end of the month and, therefore, are affected by trading performance and redemptions. Management fees for the three months ended March 31, 2006 decreased by $32,472 as compared to the corresponding period in 2005. The decrease in management fees is due to lower average net assets during the three months ended March 31, 2006 as compared to the corresponding period in 2005.

Incentive fees are based on the new trading profits generated by each Advisor at the end of the quarter as defined in the advisory agreements between the Partnership, the General Partner and each Advisor. Trading performance for the three months ended March 31, 2006 and 2005, resulted in incentive fees of $38,349 and $153,674, respectively.

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

The following table indicates the trading Value at Risk associated with the Partnership's open positions by market category as of March 31, 2006 and the highest, lowest and average value during the three months ended March 31, 2006. All open position trading risk exposures of the Partnership have been included in calculating the figures set forth below. There has been no material change in the trading Value at Risk information previously disclosed in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2005.

As of March 31, 2006, the Partnership's total capitalization was $56,365,681.

March 31, 2006
(Unaudited)

			Three Months Ended March 31, 2006
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies:
OTC	$4,874	0.01%	$1,273,368	$4,874	$177,838
Indices	29,044	0.05%	1,734,749	29,044	395,924
Interest Rates Non-U.S.	79,205	0.14%	805,502	58,379	103,085
Interest Rates U.S.	3,700	0.01%	331,284	3,700	59,141
Livestock	2,100	0.00%**	57,500	—	700
Metals
OTC	2,350	0.01%	362,805	2,350	4,575
Total	$121,273	0.22%

*	Average of month-end Values at Risk.

**	Due to rounding

As of March 31, 2006, Campbell Master's total capitalization was $355,709,281. The Partnership owns 4.3% of Campbell Master.

March 31, 2006
(Unaudited)

			Three Months Ended March 31, 2006
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies:
OTC	$15,855,407	4.46%	$16,627,009	$10,760,009	15,259,326
Energy	3,433,700	0.97%	6,696,300	1,155,082	4,482,200
Indices	6,703,725	1.88%	14,411,622	6,163,466	9,331,036
Interest Rates Non-U.S.	2,941,882	0.83%	6,533,524	2,496,984	3,086,782
Interest Rates U.S.	3,039,000	0.85%	3,892,620	786,310	2,798,983
Metals
Exchange	192,500	0.05%	2,850,700	51,000	143,500
OTC	553,550	0.16%	822,970	279,433	556,950
Total	$32,719,764	9.20%

*	Average month-end Values at risk

As of March 31, 2006, Willowbridge Argo Master's total capitalization was $150,199,757. The Partnership owns 7.2% of Willowbridge Argo Master.

March 31, 2006
(Unaudited)

			Three Months Ended March 31, 2006
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk *
Currencies:
Exchange	$1,435,000	0.95%	$9,129,000	$31,341	$3,756,000
Energy	1,137,500	0.76%	8,624,000	1,137,500	4,757,433
Grains	822,500	0.55%	1,619,200	176,000	873,567
Interest Rates Non -U.S.	7,829,628	5.21%	7,829,628	1,287,932	3,691,616
Interest Rates U.S.	3,465,000	2.31%	3,465,000	250,600	1,801,733
Metals
Exchange	2,100,000	1.40%	3,222,000	787,500	2,302,000
Softs	560,000	0.37%	1,432,000	385,000	664,000
Total	$17,349,628	11.55%

*	Average month-end Values at risk

As of March 31, 2006, Winton Master's total capitalization was $226,650,515. The Partnership owns 6.9% of Winton Master.

March 31, 2006
(Unaudited)

			Three Months Ended March 31, 2006
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies
Exchange	$2,226,384	0.98%	$4,857,646	$1,539,516	$3,439,961
Energy	1,587,650	0.70%	3,860,300	329,912	1,066,950
Grains	139,754	0.06%	1,167,837	104,145	286,904
Indices	8,903,457	3.93%	12,111,237	2,827,591	8,101,596
Interest Rates Non-U.S.	6,137,431	2.71%	10,080,717	3,425,384	5,312,835
Interest Rates U.S.	4,300,400	1.90%	11,203,400	411,608	6,720,150
Livestock	190,600	0.08%	414,000	33,735	194,847
Metals
Exchange	486,700	0.21%	1,309,150	369,000	826,650
OTC	695,834	0.31%	1,818,927	618,696	890,742
Softs	362,939	0.16%	532,269	141,201	263,011
Lumber	1,100	0.00%**	1,100	1,100	1,100
Total	$25,032,249	11.04%

*	Average month-end Values at risk

**	Due to Rounding

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

PART II.    OTHER INFORMATION

Item 1.    Legal Proceedings

The following information supplements and amends our discussion set forth under Part I, Item 3 "Legal Proceedings" in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2005.

WorldCom, Inc.

In March 2006, the class action settlement in IN RE WORLDCOM, INC. SECURITIES LITIGATION became final, and the settlement amount was paid pursuant to the terms of the settlement agreement.

Research

On March 29, 2006, the court preliminarily approved Citigroup's settlement of IN RE SALOMON ANALYST AT&T LITIGATION. A final hearing on the settlement is scheduled for August 11, 2006.

IPO Antitrust Litigation

The underwriter defendants' motion in the Second Circuit to stay the issuance of the mandate remanding the cases to the district court pending the filing of a petition for writ of certiorari to the United States Supreme Court was granted on March 9, 2006, after the writ of certiorari was filed on March 8, 2006.

Item 1A. Risk Factors

There are no material changes from the risk factors set forth under Part I, Item 1A. "Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Additional Redeemable Units offered represent a reduced brokerage fee to existing limited partners who invested $1,000,000 or more.

The following chart sets forth the purchases of Redeemable Units by the Partnership.

Period	(a) Total Number of Units Purchased*	(b) Average Price Paid per Unit**	(c) Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Units that May Yet Be Purchased Under the Plans or Programs
January 1, 2006 – January 31, 2006	342.6453	$1,616.69	N/A	N/A
February 1, 2006 – February 28, 2006	386.6187	$1,562.12	N/A	N/A
March 1, 2006 – March 31, 2006	382.1347	$1,615.59	N/A	N/A
Total	1,111.3987	$1,598.13	N/A	N/A

*	Generally, Limited Partners are permitted to redeem their Redeemable Units as of the end of each month on 10 days' notice to the General Partner. Under certain circumstances, the General Partner can compel redemption but, to date, the General Partner has not exercised this right. Purchases of Redeemable Units by the Partnership reflected in the chart above were made in the ordinary course of the Partnership's business in connection with effecting redemptions for Limited Partners.

**	Redemptions of Redeemable Units are effected as of the last day of each month at the Net Asset Value per Redeemable Unit as of that day.

Item 3.    Defaults Upon Senior Securities — None

Item 4.    Submission of Matters to a Vote of Security Holders — None

Item 5.    Other Information — None

Item 6.    Exhibits

The exhibits required to be filed by Item 601 of Regulation S-K are incorporated herein by reference to the exhibit index of the Partnership's Annual Report on Form 10-K for the year ended December 31, 2005.

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

SMITH BARNEY DIVERSIFIED FUTURES FUND L.P.
By:	Citigroup Managed Futures LLC
(General Partner)
By:	/s/ David J. Vogel
David J. Vogel President and Director
Date:	May 12, 2006
By:	/s/ Daniel R. McAuliffe, Jr.
Daniel R. McAuliffe, Jr. Chief Financial Officer and Director
Date:	May 12, 2006