Form 10-Q
period 2006-06-30
SMITH BARNEY DIVERSIFIED FUTURES FUND LP
filed 2006-08-14
CIK 911503

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
(X) QUARTERLY REPORT UNDER SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
OR (    ) TRANSITION REPORT UNDER SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter ended June 30, 2006

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

Yes    X                No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of ‘‘accelerated filer and large accelerated filer’’ in rule 12b-2 of the Exchange Act (check one):

Large accelerated filer                        Accelerated filer                        Non-Accelerated filer    X

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).

Yes                        No    X

SMITH BARNEY DIVERSIFIED FUTURES FUND L.P.
FORM 10-Q
INDEX

PART I

Item 1. Financial Statements

Smith Barney Diversified Futures Fund L.P.
Statements of Financial Condition
(Unaudited)

	June 30, 2006	December 31, 2005
Assets:
Investment in Partnerships, at fair value	$56,596,290	$43,555,768
Equity in commodity futures trading account:
Cash (restricted $0 and $1,000,127 in 2006 and 2005, respectively)	31,440	15,272,733
Unrealized appreciation on open forward contracts	—	672,909
	56,627,730	59,501,410
Interest receivable	—	36,929
	$56,627,730	$59,538,339
Liabilities and Partners' Capital:
Liabilities:
Net unrealized depreciation on open futures positions	$—	$30,126
Unrealized depreciation on open forward contracts	—	445,992
Accrued expenses:
Brokerage commissions	259,544	275,893
Management fees	87,792	93,168
Other	47,762	48,621
Redemptions payable	454,677	635,814
	849,775	1,529,614

Partners' Capital:
General Partner, 1,276.7484 Unit equivalents outstanding in 2006 and 2005	2,089,922	2,057,289
Limited Partners, 32,798.4206 and 34,723.3527 Redeemable Units of Limited Partnership Interest outstanding in 2006 and 2005, respectively	53,688,033	55,951,436
	55,777,955	58,008,725
	$56,627,730	$59,538,339

See accompanying Notes to Financial Statements.

Smith Barney Diversified Futures Fund L.P.
Condensed Schedule of Investments
June 30, 2006
(Unaudited)

	Fair Value	% of Partners' Capital

Investment In Partnerships

CMF Campbell Master Fund L.P.	$14,381,496	25.79%
CMF Willowbridge Argo Master Fund L.P.	12,883,785	23.10
CMF Winton Master L.P.	14,654,512	26.27
CMF Graham Master Fund L.P.	14,676,497	26.31
Total fair value	$56,596,290	101.47%

Percentages are based on Partners' Capital unless otherwise indicated.

See accompanying Notes to Financial Statements.

Smith Barney Diversified Futures Fund L.P.
Condensed Schedule of Investments
December 31, 2005
(Unaudited)

	Fair Value	% of Partners' Capital
Futures Contracts Purchased
Energy	$590	0.00%*
Grains	(987)	(0.00)*
Interest Rates Non-U.S.	20,559	0.04
Interest Rates U.S.	(6,486)	(0.01)
Indices	(11,212)	(0.02)
Livestock	(3,091)	(0.01)
Softs	6,630	0.01
Total futures contracts purchased	6,003	0.01
Futures Contracts Sold
Grains	(4,374)	(0.01)
Interest Rates Non-U.S.	10,122	0.02
Interest Rates U.S.	(19,816)	(0.03)
Softs	(22,061)	(0.04)
Total futures contracts sold	(36,129)	(0.06)
Unrealized Appreciation on Forward Contracts
Currencies	276,417	0.48
Metals	396,492	0.68
Total unrealized appreciation on forward contracts	672,909	1.16
Unrealized Depreciation on Forward Contracts
Currencies	(192,507)	(0.33)
Metals	(253,485)	(0.44)
Total unrealized depreciation on forward contracts	(445,992)	(0.77)
Investment in Partnerships
CMF Campbell Master Fund L.P.	15,349,869	26.46
CMF Willowbridge Argo Master Fund L.P.	12,573,482	21.67
CMF Winton Master L.P.	15,632,417	26.95
Total Investments in Partnerships	43,555,768	75.08
Total fair value	$43,752,559	75.42%

Percentages are based on Partners' Capital unless otherwise indicated.

* Due to rounding.

See accompanying Notes to Financial Statements.

Smith Barney Diversified Futures Fund L.P.
Statements of Income and Expenses and Partners' Capital
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Income:
Net gains (losses) on trading of commodity interests:
Realized gains (losses) on closed positions	$8,955	$(4,461,378)	$681,227	$(6,920,017)
Change in unrealized gains (losses) on open positions and investment in Partnerships	1,875,299	3,954,913	2,337,903	3,659,700
	1,884,254	(506,465)	3,019,130	(3,260,317)
Interest income	—	145,141	125,292	284,290
	1,884,254	(361,324)	3,144,422	(2,976,027)
Expenses:
Brokerage commissions including clearing fees of $0, $15,289, $8,133 and $27,013 respectively	808,949	858,008	1,609,945	1,757,212
Management fees	271,726	279,477	537,636	577,859
Incentive fees	—	142,694	38,349	296,368
Other	22,360	25,446	45,048	45,748
	1,103,035	1,305,625	2,230,978	2,677,187
Net income (loss)	781,219	(1,666,949)	913,444	(5,653,214)
Redemptions—Limited Partners	(1,368,945)	(1,335,599)	(3,144,214)	(2,612,325)
Net decrease in Partners' Capital	(587,726)	(3,002,548)	(2,230,770)	(8,265,539)
Partners' Capital, beginning of period	56,365,681	63,967,867	58,008,725	69,230,858
Partners' Capital, end of period	$55,777,955	$60,965,319	$55,777,955	$60,965,319
Net asset value per Redeemable Unit (34,075.1690 and 37,994.9855 Redeemble Units outstanding at June 30, 2006 and 2005, respectively)	$1,636.91	$1,604.56	$1,636.91	$1,604.56
Net income (loss) per Redeemable Unit of Limited Partnership Interest and General Partner Unit equivalent	$21.32	$(41.49)	$25.56	$(141.80)

See accompanying Notes to Financial Statements.

Smith Barney Diversified Futures Fund L.P.
Statements of Cash Flows
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Cash flows from operating activities:
Net income (loss)	$781,219	$(1,666,949)	$913,444	$(5,653,214)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Changes in operating assets and liabilities:
Purchase of Investment in Partnerships	(15,426,368)	—	(15,426,368)	(19,428,630)
Proceeds from sale of Investment in Partnerships	2,105,050	5,651,211	4,039,359	6,599,454
Net unrealized (appreciation) depreciation on Investment in Partnerships	(1,355,083)	(3,084,256)	(1,653,513)	(3,597,948)
(Increase) decrease in restricted cash	138,702	(894,071)	1,000,127	1,654,205
(Increase) decrease in net unrealized appreciation on open futures positions	47,119	(449,974)	—	96,267
(Increase) decrease in unrealized appreciation on open forward contracts	505,878	(162,389)	672,909	1,698,112
(Increase) decrease in interest receivable	45,532	92	36,929	16,302
Increase (decrease) in net unrealized depreciation on open futures positions	—	—	(30,126)	—
Increase (decrease) in unrealized depreciation on open forward contracts	(537,097)	(83,178)	(445,992)	(1,523,832)
Accrued expenses:
Increase (decrease) in brokerage commissions	(3,744)	(25,484)	(16,349)	(50,483)
Increase (decrease) in management fees	(935)	(9,148)	(5,376)	(18,550)
Increase (decrease) in incentive fees	(38,349)	(10,980)	—	63,768
Increase (decrease) in other	(23,545)	(6,877)	(859)	13,426
Net cash provided by (used in) operating activities	(13,761,621)	(742,003)	(10,915,815)	(20,131,123)
Cash flows from financing activities:
Payments for redemptions—Limited Partners	(1,531,641)	(1,743,027)	(3,325,351)	(3,362,440)
Net cash provided by (used in) financing activities	(1,531,641)	(1,743,027)	(3,325,351)	(3,362,440)
Net change in cash	(15,293,262)	(2,485,030)	(14,241,166)	(23,493,563)
Unrestricted cash, at beginning of period	15,324,702	23,553,755	14,272,606	44,562,288
Unrestricted cash, at end of period	$31,440	$21,068,725	$31,440	$21,068,725
Non-cash Financing Activities: Contributions of open commodity futures and forward positions	$—	$—	$—	$(192,512)

See accompanying Notes to Financial Statements.

Smith Barney Diversified Futures Fund L.P.
Notes to Financial Statements
June 30, 2006
(Unaudited)

1.    General:

Smith Barney Diversified Futures Fund L.P. (the ‘‘Partnership’’) is a limited partnership organized under the laws of the State of New York on August 13, 1993 to engage in the speculative trading of a diversified portfolio of commodity interests including futures contracts, options and forward contracts. The commodity interests that are traded by the Partnership are volatile and involve a high degree of market risk. The Partnership commenced trading operations on January 12, 1994.

Citigroup Managed Futures LLC acts as the general partner (the ‘‘General Partner’’) of the Partnership. The Partnership's commodity broker is Citigroup Global Markets Inc. (‘‘CGM’’). CGM is an affiliate of the General Partner. The General Partner is wholly owned by Citigroup Global Markets Holdings Inc. (‘‘CGMHI’’), which is the sole owner of CGM. CGMHI is a wholly owned subsidiary of Citigroup Inc. (‘‘Citigroup’’). As of June 30, 2006, all trading decisions are made for the Partnership by Campbell & Company, Inc. (‘‘Campbell’’), Willowbridge Associates, Inc. (‘‘Willowbridge’’), Winton Capital Management Limited (‘‘Winton’’) and Graham Capital Management L.P. (‘‘Graham’’) (each an ‘‘Advisor’’ and collectively, the ‘‘Advisors’’).

The accompanying financial statements are unaudited but, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Partnership's financial condition at June 30, 2006 and December 31, 2005 and the results of its operations and cash flows for the three and six months ended June 30, 2006 and 2005. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. You should read these financial statements together with the financial statements and notes included in the Partnership's annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2005.

Due to the nature of commodity trading, the results of operations for the interim periods presented should not be considered indicative of the results that may be expected for the entire year.

2.    Financial Highlights:

Changes in Net Asset Value per Redeemable Unit of Limited Partnership Interest for the three and six months ended June 30, 2006 and 2005 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Net realized and unrealized gains (losses)*	$29.80	$(33.60)	$39.71	$(125.45)
Interest income	—	3.77	3.52	7.30
Expenses **	(8.48)	(11.66)	(17.67)	(23.65)
Increase (decrease) for the period	21.32	(41.49)	25.56	(141.80)
Net Asset Value per Redeemable Unit, beginning of period	1,615.59	1,646.05	1,611.35	1,746.36
Net Asset Value per Redeemable Unit, end of period	$1,636.91	$1,604.56	$1,636.91	$1,604.56

*	Includes brokerage commissions.

**	Excludes brokerage commissions.

Smith Barney Diversified Futures Fund L.P.
Notes to Financial Statements
June 30, 2006
(Unaudited)

Financial Highlights (continued):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Ratio to average net assets: ***
Net investment loss before incentive fees ****	(7.7)%	(6.7)%	(7.3)%	(6.7)%
Operating expenses	7.7%	7.7%	7.7%	7.6%
Incentive fees	—%	0.2%	0.1%	0.5%
Total expenses	7.7%	7.9%	7.8%	8.1%
Total return:
Total return before incentive fees	1.3%	(2.3)%	1.7%	(7.7)%
Incentive fees	—%	(0.2)%	(0.1)%	(0.4)%
Total return after incentive fees	1.3%	(2.5)%	1.6%	(8.1)%

***	Annualized (other than incentive fees).

****	Interest income less total expenses (exclusive of incentive fees).

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

All of the commodity interests owned by the Partnership are held for trading purposes. The average fair values of these interests during the six and twelve months ended June 30, 2006 and December 31, 2005, based on a monthly calculation, were $30,643 and $557,700, respectively. The fair values of these commodity interests, including options thereon, if applicable, at June 30, 2006 and December 31, 2005, were $0 and $196,791, respectively. Fair values for exchange traded commodity futures and options are based on quoted market prices for those futures and options. Fair values for all other financial instruments for which market quotations are not readily available are based on calculations approved by the General Partner.

4.    Investment in Partnerships:

Effective November 1, 2004, the Partnership allocated capital for trading to the CMF Winton Master L.P., a limited partnership organized under the partnership laws of New York State (the ‘‘Winton Master’’). The partnership purchased 15,054.1946 Units of the Winton Master with cash equal to $14,251,586, and a contribution of open commodity futures and forward positions with a fair value of $802,609. The Winton Master was formed in order to permit commodity pools managed now or in the future by Winton, to invest together in one trading vehicle. The General Partner is the general partner of the Winton Master. Individual and pooled accounts currently managed by Winton, including the Partnership, are permitted to be limited partners of the Winton Master. The General Partner and Winton

Smith Barney Diversified Futures Fund L.P.
Notes to Financial Statements
June 30, 2006
(Unaudited)

believe that trading through this structure should promote efficiency and economy in the trading process. Expenses to investors as a result of the investment in the Winton Master are approximately the same and redemption rights are not affected.

Effective January 1, 2005, the assets allocated to Campbell for trading were invested in the CMF Campbell Master Fund L.P. (‘‘Campbell Master’’), a limited partnership organized under the partnership laws of the State of New York. The Partnership purchased 19,621.1422 Units of Campbell Master with cash equal to $19,428,630, and a contribution of open commodity futures and forward positions with a fair value of $192,512. Campbell Master was formed in order to permit commodity pools managed now or in the future using Campbell's Financials Metals and Energy (‘‘FME’’) Portfolio, to invest together in one trading vehicle. The General Partner is the general partner of Campbell Master. Individual and pooled accounts currently managed by Campbell, including the Partnership, are permitted to be limited partners of Campbell Master. The General Partner and Campbell believe that trading through this structure should promote efficiency and economy in the trading process. Expenses to investors as a result of the investment in Campbell Master are approximately the same and redemption rights are not affected.

Effective July 1, 2005, the assets allocated to Willowbridge for trading were invested in the CMF Willowbridge Argo Master Fund L.P. (‘‘Willowbridge Master’’), a limited partnership organized under the partnership laws of the State of New York. The partnership purchased 12,259.3490 Units of Willowbridge Master with cash equal to $11,118,119, and a contribution of open commodity futures and forward positions with a fair value of $1,141,230. Willowbridge Master was formed in order to permit commodity pools managed now or in the future by using Willowbridge's Argo Trading Program, to invest together in one trading vehicle. The General Partner is the general partner of Willowbridge Master. Individual and pooled accounts currently managed by Willowbridge, including the Partnership, are permitted to be limited partners of Willowbridge Master. The General Partner and Willowbridge believe that trading through this structure should promote efficiency and economy in the trading process. Expenses to investors as a result of the investment in Willowbridge Master are approximately the same and redemption rights are not affected.

Effective April 1, 2006, the assets allocated to Graham for trading were invested in the CMF Graham Master Fund L.P. (‘‘Graham Master’’), a limited partnership organized under the partnership laws of the State of New York. The partnership purchased 14,741.1555 Units of Graham Master with cash equal to $14,741,156. Graham Master was formed in order to permit accounts managed now and in the future by using Grahams' Multi-Trend Program at 125% leverage, to invest together in one trading vehicle. The General Partner of the Partnership is the general partner of Graham Master. Individual and pooled accounts currently managed by Graham, including the Partnership, are permitted to be limited partners of Graham Master. The General Partner and Graham believe that trading through this structure promotes efficiency and economy in the trading process. Expenses to investors as a result of the investment in Graham Master are approximately the same and redemption rights are not affected.

The Winton Master's, Campbell Master's, Willowbridge Master's and Graham Master's (the ‘‘Funds’’) trading of futures, forwards and options contracts, if applicable, on commodities is done primarily on United States of America commodity exchanges and foreign commodity exchanges. The Funds all engage in such trading through commodity brokerage accounts maintained with CGM.

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

Smith Barney Diversified Futures Fund L.P.
Notes to Financial Statements
June 30, 2006
(Unaudited)

As of June 30, 2006 the partnership owns 4.2%, 7.0%, 5.9% and 5.9%, respectively of Campbell Master, Willowbridge Master, Winton Master and Graham Master. At December 31, 2005 the Partnership owns 4.7%, 7.4% and 8.7%, respectively of Campbell Master, Willowbridge Master and Winton Master. It is Winton's, Campbell's, Willowbridge's and Graham's intention to continue to invest the assets allocated to each by the Partnership in the Winton Master, Campbell Master, Willowbridge Master and Graham Master. The performance of the Partnership is directly affected by the performance of the Funds.

Summarized information reflecting the total assets, liabilities and capital for the Funds is shown in the following tables.

	June 30, 2006
	Investments' Total Assets	Investments' Total Liabilities	Investments' Total Capital
Campbell Master	$352,110,193	$11,197,755	$340,912,438
Willowbridge Master	184,091,051	593,903	183,497,148
Winton Master	251,307,086	2,693,182	248,613,904
Graham Master	251,255,895	3,804,157	247,451,738
Total	$1,038,764,225	$18,288,997	$1,020,475,228

	December 31, 2005
	Investments' Total Assets	Investments' Total Liabilities	Investments' Total Capital
Campbell Master	$347,366,314	$20,975,541	$326,390,773
Willowbridge Master	170,157,028	474,977	169,682,051
Winton Master	182,130,723	3,524,134	178,606,589
Total	$699,654,065	$24,974,652	$674,679,413

Summarized information reflecting the Partnership's investment in, and the operations of the Funds is shown in the following tables.

	June 30, 2006		For the three months ended June 30, 2006
Investment	% of Partnership's Net Assets	Fair Value	Income (loss)	Expenses		Net Income (Loss)	Investment Objective	Redemptions Permitted
				Commissions	Other
Campbell Master	25.79%	$14,381,496	$(753,024)	$2,564	$256	$(755,844)	Financials Metals & Energy Portfolio	Monthly
Willowbridge Master	23.10%	12,883,785	2,255,772	13,067	607	2,242,098	Commodity Portfolio	Monthly
Winton Master	26.27%	14,654,512	289,145	13,465	—	275,680	Commodity Portfolio	Monthly
Graham Master	26.31%	14,676,497	142,256	11,829	1,165	129,262	Commodity Portfolio	Monthly
Total		$56,596,290	$1,934,149	$40,925	$2,028	$1,891,196

Smith Barney Diversified Futures Fund L.P.
Notes to Financial Statements
June 30, 2006
(Unaudited)

	June 30, 2006		For the six months ended June 30, 2006
Investment	% of Partnership's Net Assets	Fair Value	Income (loss)	Expenses		Net Income (Loss)	Investment Objective	Redemptions Permitted
				Commissions	Other
Campbell Master	25.79%	$14,381,496	$268,193	$6,677	$526	$260,990	Financials Metals & Energy Portfolio	Monthly
Willowbridge Master	23.10%	12,883,785	1,051,643	24,414	1,220	1,026,009	Commodity Portfolio	Monthly
Winton Master	26.27%	14,654,512	1,155,252	36,685	125	1,118,442	Commodity Portfolio	Monthly
Graham Master	26.31%	14,676,497	142,256	11,829	1,165	129,262	Commodity Portfolio	Monthly
Total		$56,596,290	$2,617,344	$79,605	$3,036	$2,534,703

	December 31, 2005		For the three months ended June 30, 2005
Investment	% of Partnership's Net Assets	Fair Value	Income (loss)	Expenses		Net Income (Loss)	Investment Objective	Redemptions Permitted
				Commissions	Other
Campbell Master	26.46%	$15,349,869	$2,165,516	$6,394	$812	$2,158,310	Financials Metals & Energy Portfolio	Monthly
Willowbridge Master	21.67%	12,573,482	—	—	—	—	Commodity Portfolio	Monthly
Winton Master	26.95%	15,632,417	1,127,196	24,287	1,848	1,101,061	Commodity Portfolio	Monthly
		$43,555,768	$3,292,712	$30,681	$2,660	$3,259,371

	December 31, 2005		For the six months ended June 30, 2005
Investment	% of Partnership's Net Assets	Fair Value	Income (loss)	Expenses		Net Income (Loss)	Investment Objective	Redemptions Permitted
				Commissions	Other
Campbell Master	26.46%	$15,349,869	$1,535,843	$14,941	$1,709	$1,519,193	Financials Metals & Energy Portfolio	Monthly
Willowbridge Master	21.67%	12,573,482	—	—	—	—	Commodity Portfolio	Monthly
Winton Master	26.95%	15,632,417	2,273,378	50,968	3,868	2,218,542	Commodity Portfolio	Monthly
		$43,555,768	$3,809,221	$65,909	$5,577	$3,737,735

5.    Financial Instrument Risks:

In the normal course of its business, the Partnership and Funds are party to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments. These financial instruments may include forwards, futures and options, whose values are based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash flows, to purchase or sell other financial instruments at specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange or over-the-counter (‘‘OTC’’). Exchange-traded instruments are standardized and include futures and certain option contracts. OTC contracts are negotiated between contracting parties and include forwards and certain options. Each of these instruments is subject to various risks similar to those related to the underlying financial instruments including market and credit risk. In general, the risks

Smith Barney Diversified Futures Fund L.P.
Notes to Financial Statements
June 30, 2006
(Unaudited)

associated with OTC contracts are greater than those associated with exchange-traded instruments because of the greater risk of default by the counterparty to an OTC contract.

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

The majority of these instruments mature within one year of June 30, 2006. However, due to the nature of the Partnership's/Funds' businesses, these instruments may not be held to maturity.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Partnership does not engage in the sale of goods or services. Its only assets are its investment in Partnerships and cash. The Funds' only assets are their equity in its commodity futures trading account, consisting of cash, net unrealized appreciation on open futures and forward contracts and interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership/Funds. While substantial losses could lead to a decrease in liquidity, no such losses occurred during the second quarter of 2006.

The Partnership's capital consists of the capital contributions of the partners as increased or decreased by realized and/or unrealized gains or losses on commodity futures trading, expenses, interest income, additions and redemptions of Redeemable Units and distributions of profits, if any.

For the six months ended June 30, 2006, Partnership capital decreased 3.8% from $58,008,725 to $55,777,955. This decrease was attributable to the redemption of 1,924.9321 Redeemable Units totaling $3,144,214, which was partially offset by a net income from operations of $913,444. Persons investing $1,000,000 or more will pay a reduced brokerage fee, receiving the differential in the form of additional Redeemable Units. Future redemptions can impact the amount of funds available for investment in commodity contract positions in subsequent periods.

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

All commodity interests of the Funds (including derivative financial instruments and derivative commodity instruments) are used for trading purposes. The commodity interests are recorded on trade date and open contracts are recorded in the statements of financial condition at fair value on the last business day of the period, which represents market value for those commodity interests for which market quotations are readily available or other measures of fair value deemed appropriate by management of the General Partner for those commodity interests and foreign currencies for which market quotations are not readily available. Investments in commodity interests denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing on the last business day of the period. Realized gains (losses) and changes in unrealized values on open positions are recognized in the period in which the contract is closed or the changes occur and are included in net gains (losses) on trading of commodity interests. The investment in Partnerships are recorded at fair value, based upon the Partnership's proportionate interest held.

Foreign currency contracts are those contracts where the Partnership/Fund agrees to receive or deliver a fixed quantity of foreign currency for an agreed-upon price on an agreed future date. Foreign currency contracts are valued daily, and the Partnership's/Fund's net equity therein, representing unrealized gain or loss on the contracts as measured by the difference between the forward foreign exchange rates at the date of entry into the contracts and the forward rates at the reporting dates, is included in the statement of financial condition. Realized gains (losses) and changes in unrealized values on foreign currency contracts are recognized in the period in which the contract is closed or the changes occur and are included in the statements of income and expenses and partners' capital.

Results of Operations

During the Partnership's second quarter of 2006 the net asset value per unit increased 1.3% from $1,615.59 to $1,636.91 as compared to a decrease of 2.5% in the second quarter of 2005. The Partnership experienced an unrealized gain through investments in the Funds, in the second quarter of 2006 of $1,884,254. Gains were primarily attributable to the trading by the Funds of commodity futures in energy,

U.S. and non-U.S. interest rates, metals and softs and were partially offset by losses in currencies, grains, livestock, indices and lumber. The Partnership experienced a net trading loss before brokerage commissions and related fees in the second quarter of 2005 of $506,465. Losses were primarily attributable to the trading of commodity futures in energy, U.S. interest rates, grains, metals, softs and indices and were partially offset by gains in currencies, non-U.S. interest rates, livestock and lumber.

The second quarter of 2006 was challenging for the Partnership's Advisors as both financial and commodity markets entered a highly volatile period. Gains earned in interest rate, energy and metals trading offset losses in currency, grains and stock index trading.

The Partnership's trend-following Advisors were profitable in the energy sector as gains made in natural gas trading offset losses in crude oil and petroleum products. Trends in the metal sector extended from the first quarter and remained strong for the first half of the second quarter. The substantial gains accumulated from record gold, silver and base metal price trends were more than enough to cover losses during the metals correction in May.

Trading in U.S. and global fixed income markets was profitable as central banks continued to raise global rates to combat inflation pressure.

The lack of direction in the currency sector was a result of speculation relating to U.S. interest rate policy coupled with global inflation concerns. Losses in the equity sector were attributable to a global economic slowdown as most of the major equity indices experienced a material correction in May after reaching multi-year highs. Sharp price reversals in grains and softs translated into losses as alternating meteorological conditions between drought and rainfall contributed to irregular price developments.

During the Partnership's six months ended June 30, 2006, the net asset value per Redeemable unit increased 1.6% from $1,611.35 to $1,636.91 as compared to an decrease of 8.1% for the six months ended June 30, 2005. The Partnership experienced a net trading gain before commissions and related fees for the six months ended June 30, 2006 of $3,019,130. Gains were primarily attributable to the trading of commodity futures in U.S. and, non-U.S. interest rates, metals and indices and were partially offset by losses in currencies, energy, grains, livestock, softs and lumber. The Partnership experienced a net trading loss before brokerage commissions and related fees for the six months ended June 30, 2005, of $3,260,317. Losses were primarily attributable to the trading of commodity futures in currencies, energy, grains, livestock, metals, softs and indices and were partially offset by gains in U.S. and non-U.S. interest rates and lumber.

Commodity futures markets are highly volatile. The potential for broad and rapid price fluctuations increases the risks involved in commodity trading, but also increases the possibility of profit. The profitability of the Partnership/Funds depends on the existence of major price trends and the ability of the Advisors to correctly identify those price trends. Price trends are influenced by, among other things, changing supply and demand relationships, weather, governmental, agricultural, commercial and trade programs and policies, national and international political and economic events and changes in interest rates. To the extent that market trends exist and the Advisors are able to identify them, the Partnership expects to increase capital through operations.

Interest income on 80% of the Partnership's daily equity maintained in cash was earned at the monthly average 30-day U.S. Treasury bill rate determined weekly by CGM based on the non-competitive yield on three month U.S. Treasury bills maturing 30 days from the date in which such weekly rate is determined. CGM may continue to maintain the Partnership's assets in cash and/or place all of the Partnership's assets in 90-day Treasury bills and pay the Partnership 80% of the interest earned on the Treasury bills purchased. CGM will retain 20% of any interest earned on Treasury bills. Interest income for the three and six months ended June 30, 2006 decreased by $145,141 and $158,998, respectively as compared to the corresponding periods in 2005. The decrease is due to the Partnership's use of cash to fund additional investments in other partnerships. The interest earned at the Investment in Partnerships level is included in the Partnership's share of overall net income (loss) of the other partnerships.

Brokerage commissions are calculated on the Partnership's net asset value as of the last day of each month and are affected by trading performance and redemptions. Accordingly, they must be compared in relation to the fluctuations in monthly net asset values. Commissions and fees for the three and six months ended June 30, 2006 decreased by $49,059 and $147,267, respectively as compared to the corresponding periods in 2005. The decrease in brokerage commissions is due to lower average net assets during the three and six months ended June 30, 2006 as compared to the corresponding periods in 2005.

Management fees are calculated on the portion of the Partnership's net asset value allocated to each Advisor at the end of the month and, therefore, are affected by trading performance and redemptions. Management fees for the three and six months ended June 30, 2006 decreased by $7,751 and $40,223, respectively as compared to the corresponding periods in 2005. The decrease in management fees is due to lower average net assets during the three and six months ended June 30, 2006 as compared to the corresponding periods in 2005.

Incentive fees are based on the new trading profits generated by each Advisor at the end of the quarter as defined in the advisory agreements between the Partnership, the General Partner and each Advisor. Trading performance for the three and six months ended June 30, 2006, resulted in incentive fees of $0 and $38,349, respectively. Trading performance for the three and six months ended June 30, 2005 resulted in incentive fees of $142,694 and $296,368, respectively.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

All of the Partnership's assets are subject to the risk of trading loss through its investments in the Funds. The Funds are speculative commodity pools. The market sensitive instruments held by them are acquired for speculative trading purposes, and all or substantially all of the Funds' assets are subject to the risk of trading loss. Unlike an operating company, the risk of market sensitive instruments is integral, not incidental, to the Funds' main lines of business.

Market movements result in frequent changes in the fair value of the Funds' open positions and, consequently in their earnings and cash flow. The Funds' market risks are influenced by a wide variety of factors, including the level and volatility of interest rates, exchange rates, equity price levels, the value of financial instruments and contracts, the diversification effects of the Funds' open positions and the liquidity of the market in which they trade.

The Funds rapidly acquire and liquidate both long and short positions in a wide range of different markets. Consequently, it is not possible to predict how a particular future market scenario will affect performance, and the Funds' past performances are not necessarily indicative of their future results.

Value at Risk is a measure of the maximum amount which the Funds could reasonably be expected to lose in a given market sector. However, the inherent uncertainty of the Funds' speculative trading and the recurrence in the markets traded by the Funds of market movements far exceeding expectations could result in actual trading or non-trading losses far beyond the indicated Value at Risk or the Funds' experiences to date (i.e., ‘‘risk of ruin’’). In light of the foregoing as well as the risks and uncertainties intrinsic to all future projections, the inclusion of the quantification in this section should not be considered to constitute any assurance or representation that the Funds' losses in any market sector will be limited to Value at Risk or by the Funds' attempts to manage their market risks.

Exchange maintenance margin requirements have been used by the Funds as the measure of their Value at Risk. Maintenance margin requirements are set by exchanges to equal or exceed the maximum losses reasonably expected to be incurred in the fair value of any given contract in 95%-99% of any one-day interval. Maintenance margin has been used rather than the more generally available initial margin, because initial margin includes a credit risk component, which is not relevant to Value at Risk.

The following tables indicates the trading Value at Risk associated with the Partnership's investments in other Partnerships by market category as of June 30, 2006 and the highest, lowest and average value during the three months ended June 30, 2006. All open position trading risk exposures of the Partnership have been included in calculating the figures set forth below. There has been no material change in the trading Value at Risk information previously disclosed in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2005.

As of June 30, 2006, the Graham's Master total capitalization was $247,451,738, the Partnership owns 5.9% of Graham Master.

June 30, 2006
(Unaudited)

			Three Months Ended June 30, 2006
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies:
— Exchange Traded Contracts	$555,209	0.22%	1,433,009	4,389	261,146
— OTC Traded Contracts	6,657,340	2.69%	10,032,744	358,137	2,955,785
Energy	723,525	0.29%	919,454	115,980	370,898
Grains	341,797	0.14%	2,340,603	52,279	516,740
Interest Rates U.S.	1,549,109	0.63%	7,281,127	1,549,109	2,304,747
Interest Rates Non-U.S.	3,623,282	1.46%	8,653,251	2,859,855	3,790,563
Metals
— OTC Traded Contracts	67,950	0.03%	523,391	10,350	121,262
Softs	1,413,743	0.57%	1,698,688	148,926	697,213
Indices	841,858	0.34%	6,960,954	315,426	2,908,206
Total	$15,773,813	6.37%

*	Average of month-end Values at Risk.

As of June 30, 2006, Campbell Master's total capitalization was $340,912,438. The Partnership owns 4.2% of Campbell Master.

June 30, 2006
(Unaudited)

			Three Months Ended June 30, 2006
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies:
— OTC Traded Contracts	$6,224,029	1.83%	$16,376,992	$5,102,819	$8,637,465
Energy	3,042,575	0.89%	3,933,850	1,491,285	2,679,025
Interest Rates U.S.	2,309,162	0.68%	6,692,051	2,309,162	4,649,329
Interest Rates Non-U.S.	4,463,586	1.31%	7,579,057	2,772,722	5,654,588
Metals
— Exchange Traded Contracts	174,150	0.05%	453,600	—	306,450
— OTC Traded Contracts	1,212,500	0.35%	1,612,500	439,700	707,233
Indices	2,233,564	0.66%	7,293,805	1,883,142	3,871,154
Total	$19,659,566	5.77%

*	Average month-end Values at Risk

As of June 30, 2006, Willowbridge Master's total capitalization was $183,497,148. The Partnership owns 7.0% of Willowbridge Master.

June 30, 2006
(Unaudited)

			Three Months Ended June 30, 2006
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies:
— Exchange Traded Contracts	$5,860,621	3.19%	$16,059,735	$2,867,738	$11,228,040
Energy	9,175,275	5.00%	12,034,575	1,417,500	10,563,300
Grains	476,550	0.27%	1,771,875	190,620	959,147
Interest Rates U.S.	3,002,265	1.64%	6,237,000	2,287,440	4,245,255
Interest Rates Non-U.S.	4,337,027	2.36%	11,303,300	4,243,100	6,724,014
Softs	519,540	0.28%	784,000	220,500	377,347
Total	$23,371,278	12.74%

*	Average month-end Values at Risk

As of June 30, 2006, Winton Master's total capitalization was $248,613,904. The Partnership owns 5.9% of Winton Master.

June 30, 2006
(Unaudited)

			Three Months Ended June 30, 2006
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies
— Exchange Traded Contracts	$3,495,089	1.41%	$5,174,536	$2,485,925	$3,372,319
Energy	1,276,070	0.51%	5,638,643	1,033,628	2,791,126
Grains	297,136	0.12%	307,235	146,668	297,790
Interest Rates U.S.	2,813,198	1.13%	9,363,026	347,582	4,047,702
Interest Rates Non-U.S.	6,744,526	2.71%	9,078,252	3,821,899	6,468,534
Livestock	93,683	0.04%	405,810	90,562	261,223
Metals
— Exchange Traded Contracts	515,795	0.21%	702,675	24,300	701,159
— OTC Traded Contracts	1,675,370	0.68%	1,791,040	568,612	1,109,716
Softs	753,606	0.30%	907,159	475,179	807,259
Indices	3,358,610	1.35%	12,015,494	2,673,947	6,831,089
Lumber	1,650	0.00%*	3,300	1,650	1,650
Total	$21,024,733	8.46%

*	Average of month-end Values at Risk

**	Due to rounding

Item 4.    Controls and Procedures

The General Partner of the Partnership, with the participation of the General Partner's Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) with respect to the Partnership as of the end of the period covered by the report, and, based on this evaluation, has concluded that these disclosure controls and procedures are effective. There was no change in the Partnership's internal control over financial reporting during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Partnership's internal control over financial reporting.

PART II.    OTHER INFORMATION

Item 1.    Legal Proceedings

The following information supplements and amends our discussion set forth under Part I, Item 3 ‘‘Legal Proceedings’’ in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2005 and under Part II. Item I. ‘‘Legal Proceedings’’ in the Partnerships' Quarterly Report on Form 10-Q for the quarter ended March 31, 2006.

Enron Corp.

On May 24, 2006, the District Court gave final approval to Citigroup's settlement of the securities class action (NEWBY, ET AL. V. ENRON CORP., ET AL.).

Research

On May 12, 2006, the District Court preliminarily approved the class action settlements in IN RE SALOMON ANALYST LEVEL 3 LITIGATION, IN RE SALOMON ANALYST XO LITIGATION, and IN RE SALOMON ANALYST WILLIAMS LITIGATION.

On May 18, 2006, the District Court gave final approval to the settlement in NORMAN v. SALOMON SMITH BARNEY.

On June 20, 2006, the District Court certified the plaintiff class in IN RE SALOMON ANALYST METROMEDIA LITIGATION.

On June 26, 2006, the United States Supreme Court granted plaintiffs' petition for a writ of certiorari, vacated the opinion of the United States Court of Appeals for the Seventh Circuit in DISHER v. CITIGROUP GLOBAL MARKETS INC., and then remanded the case to the Seventh Circuit for further proceedings in light of the Supreme Court's decision in Kircher v. Putnam Funds Trust.

Adelphia Communications Corporation

Without admitting any liability, CGMI and numerous other financial institution defendants have agreed to settle IN RE ADELPHIA COMMUNICATIONS CORPORATION SECURITIES AND DERIVATIVE LITIGATION for a total of $250 million, subject to final court approval. On June 15, 2006, the court granted its preliminary approval of the settlement and set November 10, 2006 for a final hearing. CGMI's share of the settlement is covered by existing reserves.

Item 1A. Risk Factors

There are no material changes from the risk factors set forth under Part I, Item 1A. ‘‘Risk Factors’’ in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Additional Redeemable Units offered represent a reduced brokerage fee to existing limited partners who invested $1,000,000 or more.

The following chart sets forth the purchases of Redeemable Units by the Partnership.

Period	(a) Total Number of Units Purchased*	(b) Average Price Paid per Unit**	(c) Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Units that May Yet Be Purchased Under the Plans or Programs
April 1, 2006 – April 30, 2006	355.0833	$1,720.57	N/A	N/A
May 1, 2006 – May 31, 2006	180.6846	$1,678.74	N/A	N/A
June 1, 2006 – June 30, 2006	277.7655	$1,636.91	N/A	N/A
	813.5334	$1,678.74	N/A	N/A

*	Generally, Limited Partners are permitted to redeem their Redeemable Units as of the end of each month on 10 days' notice to the General Partner. Under certain circumstances, the General Partner can compel redemption but, to date, the General Partner has not exercised this right. Purchases of Redeemable Units by the Partnership reflected in the chart above were made in the ordinary course of the Partnership's business in connection with effecting redemptions for Limited Partners.

**	Redemptions of Redeemable Units are effected as of the last day of each month at the Net Asset Value per Redeemable Unit as of that day.

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

SMITH BARNEY DIVERSIFIED FUTURES FUND L.P.
By:	Citigroup Managed Futures LLC
(General Partner)
By:	/s/ David J. Vogel
David J. Vogel President and Director
Date:	August 14, 2006
By:	/s/ Daniel R. McAuliffe, Jr.
Daniel R. McAuliffe, Jr. Chief Financial Officer and Director
Date:	August 14, 2006