Form 10-Q
period 2006-09-30
SMITH BARNEY DIVERSIFIED FUTURES FUND LP
filed 2006-11-14
CIK 911503

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT UNDER SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

OR (    ) TRANSITION REPORT UNDER SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter ended September 30, 2006

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
FORM 10-Q
INDEX

		Page Number
PART I – Financial Information:
Item 1.	Financial Statements:
	Statements of Financial Condition at September 30, 2006 and December 31, 2005 (unaudited)	3
	Condensed Schedules of Investments at September 30, 2006 and December 31, 2005 (unaudited)	4 – 5
	Statements of Income and Expenses and Partners' Capital for the three and nine months ended September 30, 2006 and 2005 (unaudited)	6
	Statements of Cash Flows for the three and nine months ended September 30, 2006 and 2005 (unaudited)	7
	Notes to Financial Statements (unaudited)	8 – 13
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	14 – 16
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	17 – 19
Item 4.	Controls and Procedures	20
PART II – Other Information		21

PART I

Item 1. Financial Statements

Smith Barney Diversified Futures Fund L.P.
Statements of Financial Condition
(Unaudited)

	September 30, 2006	December 31, 2005
Assets:
Investment in Partnerships, at fair value	$53,549,221	$43,555,768
Equity in commodity futures trading account:
Cash (restricted $0 and $1,000,127 in 2006 and 2005, respectively)	34,708	15,272,733
Unrealized appreciation on open forward contracts	—	672,909
	53,583,929	59,501,410
Interest receivable	—	36,929
	$53,583,929	$59,538,339
Liabilities and Partners' Capital:
Liabilities:
Net unrealized depreciation on open futures positions	$—	$30,126
Unrealized depreciation on open forward contracts	—	445,992
Accrued expenses:
Brokerage commissions	245,593	275,893
Management fees	82,771	93,168
Other	33,748	48,621
Redemptions payable	535,870	635,814
	897,982	1,529,614

Partners' Capital:
General Partner, 1,276.7484 Unit equivalents outstanding in 2006 and 2005	2,031,345	2,057,289
Limited Partners, 31,837.5435 and 34,723.3527 Redeemable Units of Limited Partnership Interest outstanding in 2006 and 2005, respectively	50,654,602	55,951,436
	52,685,947	58,008,725
	$53,583,929	$59,538,339

See accompanying Notes to Financial Statements.

Smith Barney Diversified Futures Fund L.P.
Condensed Schedule of Investments
September 30, 2006
(Unaudited)

	Fair Value	% of Partners' Capital

Investment in Partnerships

CMF Campbell Master Fund L.P.	$13,358,671	25.36%
CMF Willowbridge Argo Master Fund L.P.	12,273,926	23.30
CMF Winton Master L.P.	14,632,942	27.77
CMF Graham Master Fund L.P.	13,283,682	25.21
Total Fair Value	$53,549,221	101.64%

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

See accompanying Notes to Financial Statements.

Smith Barney Diversified Futures Fund L.P.
Statements of Income and Expenses and Partners' Capital
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Income:
Net gains (losses) on trading of commodity interests:
Realized gains (losses) on closed positions	$—	$1,046,890	$681,227	$(5,873,127)
Change in unrealized gains (losses) on open positions and investment in Partnerships	(546,697)	385,838	1,791,206	4,045,538
	(546,697)	1,432,728	2,472,433	(1,827,589)
Interest income	—	105,552	125,292	389,842
	(546,697)	1,538,280	2,597,725	(1,437,747)
Expenses:
Brokerage commissions including clearing fees of $0, $4,882, $8,133 and $37,336 respectively	741,548	854,677	2,351,493	2,611,889
Management fees	249,340	284,934	786,976	862,793
Incentive fees	—	—	38,349	296,368
Other	34,051	17,667	79,099	63,415
	1,024,939	1,157,278	3,255,917	3,834,465
Net income (loss)	(1,571,636)	381,002	(658,192)	(5,272,212)
Redemptions—Limited Partners	(1,520,372)	(1,491,293)	(4,664,586)	(4,103,618)
Net decrease in Partners' Capital	(3,092,008)	(1,110,291)	(5,322,778)	(9,375,830)
Partners' Capital, beginning of period	55,777,955	60,965,319	58,008,725	69,230,858
Partners' Capital, end of period	$52,685,947	$59,855,028	$52,685,947	$59,855,028
Net Asset Value per Redeemable Unit (33,114.2919 and 37,073.8018 Redeemble Units outstanding at September 30, 2006 and 2005, respectively)	$1,591.03	$1,614.48	$1,591.03	$1,614.48
Net income (loss) per Redeemable Unit of Limited Partnership Interest and General Partner Unit equivalent	$(45.88)	$9.92	$(20.32)	$(131.88)

See accompanying Notes to Financial Statements.

Smith Barney Diversified Futures Fund L.P.
Statements of Cash Flows
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Cash flows from operating activities:
Net income (loss)	$(1,571,636)	$381,002	$(658,192)	$(5,272,212)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Changes in operating assets and liabilities:
Purchase of Investment in Partnerships	—	(11,118,119)	(14,741,156)	(30,546,749)
Proceeds from sale of Investment in Partnerships	1,975,034	1,231,490	6,014,394	7,830,944
Net unrealized (appreciation) depreciation on Investment in Partnerships	1,072,035	(1,387,972)	(1,266,691)	(4,985,920)
(Increase) decrease in restricted cash	—	5,393,223	1,000,127	7,047,428
(Increase) decrease in net unrealized appreciation on open futures positions	—	1,333,396	—	1,429,663
(Increase) decrease in unrealized appreciation on open forward contracts	—	113,511	672,909	1,811,623
(Increase) decrease in interest receivable	—	18,581	36,929	34,883
Increase (decrease) in net unrealized depreciation on open futures positions	—	—	(30,126)	—
Increase (decrease) in unrealized depreciation on open forward contracts	—	(171,067)	(445,992)	(1,694,899)
Accrued expenses:
Increase (decrease) in brokerage commissions	(13,951)	(5,520)	(30,300)	(56,003)
Increase (decrease) in management fees	(5,021)	(1,457)	(10,397)	(20,007)
Increase (decrease) in incentive fees	—	(142,694)	—	(78,926)
Increase (decrease) in other	(14,014)	(18,997)	(14,873)	(5,571)
Net cash provided by (used in) operating activities	1,442,447	(4,374,623)	(9,473,368)	(24,505,746)
Cash flows from financing activities:
Payments for redemptions—Limited Partners	(1,439,179)	(1,433,605)	(4,764,530)	(4,796,045)
Net cash provided by (used in) financing activities	(1,439,179)	(1,433,605)	(4,764,530)	(4,796,045)
Net change in cash	3,268	(5,808,228)	(14,237,898)	(29,301,791)
Unrestricted cash, at beginning of period	31,440	21,068,725	14,272,606	44,562,288
Unrestricted cash, at end of period	$34,708	$15,260,497	$34,708	$15,260,497
Non-cash Financing Activities: Contributions of open commodity futures and forward positions	$—	$(1,141,230)	$—	$(1,333,742)

See accompanying Notes to Financial Statements.

Smith Barney Diversified Futures Fund L.P.
Notes to Financial Statements
September 30, 2006
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

Citigroup Managed Futures LLC acts as the general partner (the ‘‘General Partner’’) of the Partnership. The Partnership's commodity broker is Citigroup Global Markets Inc. (‘‘CGM’’). CGM is an affiliate of the General Partner. The General Partner is wholly owned by Citigroup Global Markets Holdings Inc. (‘‘CGMHI’’), which is the sole owner of CGM. CGMHI is a wholly owned subsidiary of Citigroup Inc. (‘‘Citigroup’’). As of September 30, 2006, all trading decisions are made for the Partnership by Campbell & Company, Inc. (‘‘Campbell’’), Willowbridge Associates, Inc. (‘‘Willowbridge’’), Winton Capital Management Limited (‘‘Winton’’) and Graham Capital Management L.P. (‘‘Graham’’) (each an ‘‘Advisor’’ and collectively, the ‘‘Advisors’’).

The accompanying financial statements are unaudited but, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Partnership's financial condition at September 30, 2006 and December 31, 2005 and the results of its operations and cash flows for the three and nine months ended September 30, 2006 and 2005. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. You should read these financial statements together with the financial statements and notes included in the Partnership's annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2005.

Due to the nature of commodity trading, the results of operations for the interim periods presented should not be considered indicative of the results that may be expected for the entire year.

2.    Financial Highlights:

Changes in Net Asset Value per Redeemable Unit of Limited Partnership Interest for the three and nine months ended September 30, 2006 and 2005 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Net realized and unrealized gains (losses)*	$(37.48)	$15.10	$2.23	$(110.35)
Interest income	—	2.80	3.52	10.10
Expenses **	(8.40)	(7.98)	(26.07)	(31.63)
Increase (decrease) for the period	(45.88)	9.92	(20.32)	(131.88)
Net Asset Value per Redeemable Unit, beginning of period	1,636.91	1,604.56	1,611.35	1,746.36
Net Asset Value per Redeemable Unit, end of period	$1,591.03	$1,614.48	$1,591.03	$1,614.48

*	Includes brokerage commissions.

**	Excludes brokerage commissions.

Smith Barney Diversified Futures Fund L.P.
Notes to Financial Statements
September 30, 2006
(Unaudited)

Financial Highlights (continued):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Ratio to average net assets: ***
Net investment loss before incentive fees ****	(7.6)%	(6.9)%	(7.4)%	(6.8)%
Operating expenses	7.6%	7.6%	7.7%	7.6%
Incentive fees	—%	—%	0.1%	0.5%
Total expenses	7.6%	7.6%	7.8%	8.1%
Total return:
Total return before incentive fees	(2.8)%	0.6%	(1.2)%	(7.1)%
Incentive fees	—%	—%	(0.1)%	(0.5)%
Total return after incentive fees	(2.8)%	0.6%	(1.3)%	(7.6)%

***	Annualized (other than incentive fees).

****	Interest income less total expenses (exclusive of incentive fees).

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

All of the commodity interests owned by the Partnership are held for trading purposes. The results of the Partnership's trading activities (resulting from its investment in other Partnerships) are shown in the statement of income and expenses.

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

Effective January 1, 2005, the assets allocated to Campbell for trading were invested in the CMF Campbell Master Fund L.P. (‘‘Campbell Master’’), a limited partnership organized under the partnership

Smith Barney Diversified Futures Fund L.P.
Notes to Financial Statements
September 30, 2006
(Unaudited)

laws of the State of New York. The Partnership purchased 19,621.1422 Units of Campbell Master with cash equal to $19,428,630, and a contribution of open commodity futures and forward positions with a fair value of $192,512. Campbell Master was formed in order to permit commodity pools managed now or in the future using Campbell's Financials Metals and Energy (‘‘FME’’) Portfolio, to invest together in one trading vehicle. The General Partner of the Partnership is the general partner of Campbell Master. Individual and pooled accounts currently managed by Campbell, including the Partnership, are permitted to be limited partners of Campbell Master. The General Partner and Campbell believe that trading through this structure should promote efficiency and economy in the trading process. Expenses to investors as a result of the investment in Campbell Master are approximately the same and redemption rights are not affected.

Effective July 1, 2005, the assets allocated to Willowbridge for trading were invested in the CMF Willowbridge Argo Master Fund L.P. (‘‘Willowbridge Master’’), a limited partnership organized under the partnership laws of the State of New York. The partnership purchased 12,259.3490 Units of Willowbridge Master with cash equal to $11,118,119, and a contribution of open commodity futures and forward positions with a fair value of $1,141,230. Willowbridge Master was formed in order to permit commodity pools managed now or in the future using Willowbridge's Argo Trading Program, to invest together in one trading vehicle. The General Partner of the Partnership is the general partner of Willowbridge Master. Individual and pooled accounts currently managed by Willowbridge, including the Partnership, are permitted to be limited partners of Willowbridge Master. The General Partner and Willowbridge believe that trading through this structure should promote efficiency and economy in the trading process. Expenses to investors as a result of the investment in Willowbridge Master are approximately the same and redemption rights are not affected.

Effective April 1, 2006, the assets allocated to Graham for trading were invested in the CMF Graham Master Fund L.P. (‘‘Graham Master’’), a limited partnership organized under the partnership laws of the State of New York. The partnership purchased 14,741.1555 Units of Graham Master with cash equal to $14,741,156. Graham Master was formed in order to permit accounts managed now and in the future using Grahams' Multi-Trend Program at 125% leverage, to invest together in one trading vehicle. The General Partner of the Partnership is the general partner of Graham Master. Individual and pooled accounts currently managed by Graham, including the Partnership, are permitted to be limited partners of Graham Master. The General Partner and Graham believe that trading through this structure promotes efficiency and economy in the trading process. Expenses to investors as a result of the investment in Graham Master are approximately the same and redemption rights are not affected.

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

As of September 30, 2006 the partnership owns 4.2%, 6.6%, 5.7% and 5.8%, respectively of Campbell Master, Willowbridge Master, Winton Master and Graham Master. At December 31, 2005 the Partnership owns 4.7%, 7.4% and 8.7%, respectively of Campbell Master, Willowbridge Master and Winton Master. It is Winton's, Campbell's, Willowbridge's and Graham's intention to continue to invest the assets allocated

Smith Barney Diversified Futures Fund L.P.
Notes to Financial Statements
September 30, 2006
(Unaudited)

to each by the Partnership in the Winton Master, Campbell Master, Willowbridge Master and Graham Master. The performance of the Partnership is directly affected by the performance of the Funds.

Summarized information reflecting the total assets, liabilities and capital for the Funds is shown in the following tables.

	September 30, 2006
	Investments' Total Assets	Investments' Total Liabilities	Investments' Total Capital
Campbell Master	$331,655,712	$13,975,205	$317,680,507
Willowbridge Master	186,164,106	913,159	185,250,947
Winton Master	255,612,473	1,242,389	254,370,084
Graham Master	233,518,778	3,523,441	229,995,337
Total	$1,006,951,069	$19,654,194	$987,296,875

	December 31, 2005
	Investments' Total Assets	Investments' Total Liabilities	Investments' Total Capital
Campbell Master	$347,366,314	$20,975,541	$326,390,773
Willowbridge Master	170,157,028	474,977	169,682,051
Winton Master	182,130,723	3,524,134	178,606,589
Total	$699,654,065	$24,974,652	$674,679,413

Summarized information reflecting the Partnership's investment in, and the operations of the Funds is shown in the following tables. The Partnership's share of the Funds' Net Income (Loss) is included in change in unrealized gains (losses) on open positions and investment in Partnerships on the Partnership's Statement of Income and Expenses and Partners' Capital.

	September 30, 2006		For the three months ended September 30, 2006
Investment	% of Partnership's Net Assets	Fair Value	Income (loss)	Expenses		Net Income (Loss)	Investment Objective	Redemptions Permitted
				Commissions	Other
Campbell Master	25.36%	$13,358,671	$(268,777)	$4,765	$260	$(273,802)	Financials Metals & Energy Portfolio	Monthly
Willowbridge Master	23.30%	12,273,926	(372,369)	10,556	580	(383,505)	Commodity Portfolio	Monthly
Winton Master	27.77%	14,632,942	488,241	10,324	86	477,831	Commodity Portfolio	Monthly
Graham Master	25.21%	13,283,682	(356,927)	9,432	862	(367,221)	Commodity Portfolio	Monthly
Total		$53,549,221	$(509,832)	$35,077	$1,788	$(546,697)

Smith Barney Diversified Futures Fund L.P.
Notes to Financial Statements
September 30, 2006
(Unaudited)

	September 30, 2006		For the nine months ended September 30, 2006
Investment	% of Partnership's Net Assets	Fair Value	Income (loss)	Expenses		Net Income (Loss)	Investment Objective	Redemptions Permitted
				Commissions	Other
Campbell Master	25.36%	$13,358,671	$(585)	$11,442	$785	$(12,812)	Financials Metals & Energy Portfolio	Monthly
Willowbridge Master	23.30%	12,273,926	679,274	34,969	1,801	642,504	Commodity Portfolio	Monthly
Winton Master	27.77%	14,632,942	1,643,483	47,008	202	1,596,273	Commodity Portfolio	Monthly
Graham Master	25.21%	13,283,682	(214,670)	21,262	2,031	(237,963)	Commodity Portfolio	Monthly
Total		$53,549,221	$2,107,502	$114,681	$4,819	$1,988,002

	December 31, 2005		For the three months ended September 30, 2005
Investment	% of Partnership's Net Assets	Fair Value	Income (loss)	Expenses		Net Income (Loss)	Investment Objective	Redemptions Permitted
				Commissions	Other
Campbell Master	26.46%	$15,349,869	$27,321	$5,680	$686	$20,955	Financials Metals & Energy Portfolio	Monthly
Willowbridge Master	21.67%	12,573,482	706,653	15,831	1,153	689,669	Commodity Portfolio	Monthly
Winton Master	26.95%	15,632,417	(154,146)	34,418	1,613	(190,177)	Commodity Portfolio	Monthly
		$43,555,768	$579,828	$55,929	$3,452	$520,447

	December 31, 2005		For the nine months ended September 30, 2005
Investment	% of Partnership's Net Assets	Fair Value	Income (loss)	Expenses		Net Income (Loss)	Investment Objective	Redemptions Permitted
				Commissions	Other
Campbell Master	26.46%	$15,349,869	$1,563,164	$20,621	$2,395	$1,540,148	Financials Metals & Energy Portfolio	Monthly
Willowbridge Master	21.67%	12,573,482	706,653	15,831	1,153	689,669	Commodity Portfolio	Monthly
Winton Master	26.95%	15,632,417	2,119,232	85,386	5,481	2,028,365	Commodity Portfolio	Monthly
		$43,555,768	$4,389,049	$121,838	$9,029	$4,258,182

5.    Financial Instrument Risks:

In the normal course of its business, the Partnership, through its investments in the Funds is party to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments. These financial instruments may include forwards, futures and options, whose values are based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash flows, to purchase or sell other financial instruments at specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange or over-the-counter (‘‘OTC’’). Exchange-traded instruments are standardized and include futures and certain option contracts. OTC contracts are negotiated between contracting parties and include forwards and certain options. Each of these instruments is subject to various risks similar to those related to the underlying financial instruments

Smith Barney Diversified Futures Fund L.P.
Notes to Financial Statements
September 30, 2006
(Unaudited)

including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange-traded instruments because of the greater risk of default by the counterparty to an OTC contract.

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

The majority of these instruments mature within one year of September 30, 2006. However, due to the nature of the Partnership's/Funds' businesses, these instruments may not be held to maturity.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Partnership does not engage in the sale of goods or services. Its only assets are its investment in the Funds and cash. The Funds' only assets are their equity in its commodity futures trading account, consisting of cash, net unrealized appreciation on open futures and forward contracts and interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership/Funds. While substantial losses could lead to a decrease in liquidity, no such losses occurred during the third quarter of 2006.

The Partnership's capital consists of the capital contributions of the partners as increased or decreased by its investment in the Funds, expenses, interest income, additions and redemptions of Redeemable Units and distributions of profits, if any.

For the nine months ended September 30, 2006, Partnership capital decreased 9.2% from $58,008,725 to $52,685,947. This decrease was attributable to the redemption of 2,885.8092 Redeemable Units totaling $4,664,586, coupled with a net loss from operations of $658,192. Future redemptions can impact the amount of funds available for investment in commodity contract positions in subsequent periods.

Critical Accounting Policies

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

All commodity interests of the Funds (including derivative financial instruments and derivative commodity instruments) are used for trading purposes. The commodity interests are recorded on trade date and open contracts are recorded in the statements of financial condition at fair value on the last business day of the period, which represents market value for those commodity interests for which market quotations are readily available or other measures of fair value deemed appropriate by management of the General Partner for those commodity interests and foreign currencies for which market quotations are not readily available. Investments in commodity interests denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing on the last business day of the period. Realized gains (losses) and changes in unrealized values on open positions are recognized in the period in which the contract is closed or the changes occur and are included in net gains (losses) on trading of commodity interests. The investments in other partnerships are recorded at fair value, based upon the Partnership's proportionate interest held.

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

Results of Operations

During the Partnership's third quarter of 2006 the Net Asset Value per Redeemable Unit decreased 2.8% from $1,636.91 to $1,591.03 as compared to an increase of 0.6% in the third quarter of 2005. The Partnership experienced a net trading loss before brokerage commissions and related fees in the third quarter of 2006 of $546,697. Losses were primarily attributable to the trading by the Funds of commodity futures in currencies, energy, grains, non-U.S. interest rates, metals and livestock and were partially offset by gains in U.S. interest rates, softs, indices and lumber. The Partnership experienced a net trading gain before brokerage commissions and related fees in the third quarter of 2005 of $1,432,728. Gains were primarily attributable to the trading of commodity futures in energy, grains, metals and indices and were partially offset by losses in currencies, U.S. and non-U.S. interest rates, livestock, softs and lumber.

The third quarter presented a challenging investment landscape for the advisors. The fund was negatively impacted by a number of price trend reversals in both financial and commodity markets. Gains earned in US interest rates, soft commodities, and equity indices were offset by losses in currencies, metals, and energy.

The Advisors were profitable in trading soft commodities, especially in sugar and cotton, as reports suggested record production of new crops resulting in price declines. Buoyant global equity markets were also beneficial for the fund as falling bond yields and energy prices supported global equity valuations. While small losses were realized in the global fixed income markets, trading in U.S. interest rates was profitable as the slowing housing market and deteriorating consumer spending further strengthened the perception that the U.S. monetary policy had changed course.

Losses were taken in energy, metals, and currency trading. In the energy markets, losses were accumulated due to unanticipated price declines across the petroleum complex. A series of unrelated events associated with favorable inventory data and moderated geopolitical concerns triggered a downward but non-orderly drop in crude prices. Declines in natural gas prices driven by weather and reduced demand for electricity generation also adversely impacted performance. The Fund posted gains from trading in Japanese yen as the dollar strengthened on speculation that Japan's central bank would refrain from raising interest rates again this year. However, these gains were insufficient to offset losses from trading in euro and British pound. Gains from the industrial metals only partially offset losses in precious metals where prices reflected unfavorable trading ranges and sharp price reversals.

During the Partnership's nine months ended September 30, 2006, the Net Asset Value per Redeemable Unit decreased 1.3% from $1,611.35 to $1,591.03 as compared to a decrease of 7.6% for the nine months ended September 30, 2005. The Partnership experienced a net trading gain before commissions and related fees for the nine months ended September 30, 2006 of $2,472,433. Gains were primarily attributable to the trading by the Funds of commodity futures in U.S. and, non-U.S. interest rates, metals and indices and were partially offset by losses in currencies, energy, grains, livestock, softs and lumber. The Partnership experienced a net trading loss before brokerage commissions and related fees for the nine months ended September 30, 2005, of $1,827,589. Losses were primarily attributable to the trading of commodity futures in currencies, grains, U.S. interest rates, livestock, metals and softs and were partially offset by gains in energy, non-U.S. interest rates, indices and lumber.

Commodity futures markets are highly volatile. The potential for broad and rapid price fluctuations increases the risks involved in commodity trading, but also increases the possibility of profit. The profitability of the Partnership/Funds depends on the existence of major price trends and the ability of the Advisors to correctly identify those price trends. Price trends are influenced by, among other things, changing supply and demand relationships, weather, governmental, agricultural, commercial and trade programs and policies, national and international political and economic events and changes in interest rates. To the extent that market trends exist and the Advisors are able to identify them, the Partnership/ Funds expects to increase capital through operations.

Interest income on 80% of the Partnership's daily equity maintained in cash allocated to it by the Funds was earned at the monthly average 30-day U.S. Treasury bill rate determined weekly by CGM based on the non-competitive yield on three month U.S. Treasury bills maturing 30 days from the date in which such weekly rate is determined. CGM may continue to maintain the Partnership's assets in cash and/or place all of the Partnership's assets in 90-day Treasury bills and pay the Partnership 80% of the interest earned on the Treasury bills purchased. CGM will retain 20% of any interest earned on Treasury bills. Interest income for the three and nine months ended September 30, 2006 decreased by $105,552 and $264,550, respectively as compared to the corresponding periods in 2005. The decrease is due to the Partnership's use of cash to fund additional investments in other partnerships. The interest earned at the Investment in Partnerships level is included in the Partnership's share of overall net income (loss) of the other partnerships.

Brokerage commissions are calculated on the Partnership's net asset value as of the last day of each month and are affected by trading performance and redemptions. Accordingly, they must be compared in relation to the fluctuations in monthly net asset values. Commissions and fees for the three and nine months ended September 30, 2006 decreased by $113,129 and $260,396, respectively as compared to the corresponding periods in 2005. The decrease in brokerage commissions is due to lower average net assets during the three and nine months ended September 30, 2006 as compared to the corresponding periods in 2005.

Management fees are calculated on the portion of the Partnership's net asset value allocated to each Advisor at the end of the month and, therefore, are affected by trading performance and redemptions. Management fees for the three and nine months ended September 30, 2006 decreased by $35,594 and $75,817, respectively as compared to the corresponding periods in 2005. The decrease in management fees is due to lower average net assets during the three and nine months ended September 30, 2006 as compared to the corresponding periods in 2005.

Incentive fees are based on the new trading profits generated by each Advisor at the end of the quarter as defined in the advisory agreements between the Partnership, the General Partner and each Advisor. Trading performance for the three and nine months ended September 30, 2006, resulted in incentive fees of $0 and $38,349, respectively. Trading performance for the three and nine months ended September 30, 2005 resulted in incentive fees of $0 and $296,368, respectively.

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

The following tables indicates the trading Value at Risk associated with the Partnership's investments in other Partnerships by market category as of September 30, 2006 and the highest, lowest and average value during the three months ended September 30, 2006. All open position trading risk exposures of the Partnership have been included in calculating the figures set forth below. At December 31, 2005, the table presented on the Partnerships' Annual Report indicated the trading Value at Risk associated with the Partnership's open position by market category.

As of September 30, 2006, the Graham's Master total capitalization was $229,995,337, the Partnership owned 5.8% of Graham Master.

September 30, 2006
(Unaudited)

			Three Months Ended September 30, 2006
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies:
— OTC	$5,750,924	2.50%	$6,566,306	$1,385,168	$3,938,103
Energy	189,000	0.08%	775,300	91,000	346,433
Grains	239,562	0.10%	689,600	239,562	500,419
Interest Rates U.S.	1,990,800	0.87%	1,990,800	101,360	748,642
Interest Rates Non -U.S.	2,436,575	1.06%	4,572,318	1,300,259	2,338,322
Metals:
— Exchange Traded	37,500	0.02%	37,500	10,000	12,500
— OTC	265,386	0.12%	756,150	43,345	139,821
Softs	652,162	0.28%	657,569	396,182	544,994
Indices	9,891,409	4.30%	9,891,409	918,882	5,472,919
Total	$21,453,318	9.33%

*	Average of month-end Values at Risk.

As of September 30, 2006, Campbell Master's total capitalization was $317,680,507. The Partnership owned 4.2% of Campbell Master.

September 30, 2006
(Unaudited)

			Three Months Ended September 30, 2006
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies:
— OTC	$13,041,103	4.10%	$13,613,647	$5,183,428	$8,546,131
Energy	3,834,100	1.21%	6,296,700	2,756,800	4,744,467
Interest Rates U.S.	410,829	0.13%	1,620,310	199,533	629,917
Interest Rates Non -U.S.	1,842,983	0.58%	4,243,379	1,754,068	2,321,761
Metals:
— Exchange Traded	225,500	0.07%	225,500	129,000	183,383
— OTC	1,160,142	0.37%	1,212,500	805,520	986,106
Indices	9,569,298	3.01%	9,569,298	1,935,462	5,920,076
Total	$30,083,955	9.47%

*	Average of month-end Values at Risk

As of September 30, 2006, Willowbridge Master's total capitalization was $185,250,947. The Partnership owned 6.6% of Willowbridge Master.

September 30, 2006
(Unaudited)

			Three Months Ended September 30, 2006
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies:
— Exchange Traded	$3,743,173	2.02%	$7,745,700	$1,121,900	$3,886,457
Energy	7,176,000	3.87%	10,936,000	3,976,500	8,088,500
Grains	1,527,200	0.82%	1,527,200	289,200	1,087,195
Interest Rates U.S.	3,864,000	2.09%	3,864,000	362,000	3,192,600
Interest Rates Non -U.S.	9,439,773	5.10%	9,499,826	650,146	6,337,231
Metals:
— Exchange Traded	920,000	0.49%	3,258,000	920,000	1,392,667
Softs	864,800	0.47%	1,048,000	144,800	821,333
Total	$27,534,946	14.86%

*	Average of month-end Values at Risk

As of September 30, 2006, Winton Master's total capitalization was $254,370,084. The Partnership owned 5.7% of Winton Master.

September 30, 2006
(Unaudited)

			Three Months Ended September 30, 2006
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies:
— Exchange Traded	$4,037,796	1.59%	$4,838,344	$2,506,658	$4,016,334
Energy	588,575	0.23%	3,465,600	588,575	1,996,647
Grains	551,952	0.22%	591,674	188,657	452,208
Interest Rates U.S.	4,545,650	1.79%	4,545,650	332,923	3,203,058
Interest Rates Non-U.S.	8,481,585	3.33%	8,481,585	3,996,398	6,663,421
Livestock	110,343	0.04%	183,465	78,165	142,568
Metals:
— Exchange Traded	701,250	0.28%	1,067,170	405,020	849,593
— OTC	2,525,950	0.99%	2,764,433	1,721,910	2,319,815
Indices	12,465,611	4.90%	12,465,611	3,187,773	7,609,794
Lumber	1,100	0.00%**	1,800	1,100	1,100
Softs	597,876	0.24%	753,230	409,900	489,692
Total	$34,607,688	13.61%

*	Average of month-end Values at Risk

**	Due to rounding

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

PART II.    OTHER INFORMATION

Item 1.    Legal Proceedings

The following information supplements and amends our discussion set forth under Part I, Item 3 ‘‘Legal Proceedings’’ in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2005 and under Part II. Item I. ‘‘Legal Proceedings’’ in the Partnerships' Quarterly Report on Form 10-Q for the quarters ended March 31, 2006 and June 30, 2006.

Enron Corp.

In light of the settlement of the securities class action (Newby, et al. v. Enron Corp., et al.), the plaintiffs have agreed to dismiss the following lawsuits against Citigroup and its affiliates: California Public Employees' Retirement System v. Banc of America Securities LLC, et al., Headwaters Capital LLC v. Lay et al., and Variable Annuity Life Ins. Co. v. Credit Suisse First Boston Corp., et al. Plaintiffs in two other cases, which are not part of the Newby class, have also voluntarily dismissed their claims against Citigroup and its affiliates: Steiner v. Enron Corp., et al. and Town of New Hartford v. Lay, et al.

Research

On August 17, 2006, the United States District Court for the Southern District of New York approved the class action settlement of Citigroup and its affiliates in In Re Salomon Analyst AT&T Litigation, and on September 29, 2006 that same court approved the class action settlements in In Re Salomon Analyst Level 3 Litigation, In Re Salomon Analyst XO Litigation and In Re Salomon Analyst Williams Litigation.

On September 14, 2006, Citigroup and its affiliates settled all claims in Sturm, et al. v. Citigroup, et al. The settlement was covered by existing reserves.

On October 6, 2006, the United States Court of Appeals granted a review of the district court's decision certifying a plaintiff class in In Re Salomon Analyst Metromedia Litigation.

Adelphia Communications Corporation

Defendant banks in In Re Adelphia Communications Corporation Securities and Derivative Litigation, including the Citigroup Parties, have entered into settlement agreements with the Los Angeles County Employees Retirement Association and with The Division of Investment of the New Jersey Department of Treasury. The Citigroup Parties' share of the settlement was covered by existing reserves.

Item 1A. Risk Factors

There are no material changes from the risk factors set forth under Part I, Item 1A. ‘‘Risk Factors’’ in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Additional Redeemable Units offered represent a reduced brokerage fee to existing limited partners who invested $1,000,000 or more.

The following chart sets forth the purchases of Redeemable Units by the Partnership.

Period	(a) Total Number of Units Purchased*	(b) Average Price Paid per Unit**	(c) Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Units that May Yet Be Purchased Under the Plans or Programs
July 1, 2006 – July 31, 2006	301.6727	$1,582.68	N/A	N/A
August 1, 2006 – August 31, 2006	322.3974	$1,572.75	N/A	N/A
September 1, 2006 – September 30, 2006	336.8070	$1,591.03	N/A	N/A
	960.8771	$1,582.15	N/A	N/A

*	Generally, Limited Partners are permitted to redeem their Redeemable Units as of the end of each month on 10 days' notice to the General Partner. Under certain circumstances, the General Partner can compel redemption but, to date, the General Partner has not exercised this right. Purchases of Redeemable Units by the Partnership reflected in the chart above were made in the ordinary course of the Partnership's business in connection with effecting redemptions for Limited Partners.

**	Redemptions of Redeemable Units are effected as of the last day of each month at the Net Asset Value per Redeemable Unit as of that day.

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

SMITH BARNEY DIVERSIFIED FUTURES FUND L.P.
By:	Citigroup Managed Futures LLC
(General Partner)
By:	/s/ David J. Vogel
David J. Vogel President and Director
Date:	November 14, 2006
By:	/s/ Jennifer Magro
Jennifer Magro Chief Financial Officer and Director
Date:	November 14, 2006