Form 10-K
period 2006-12-31
SMITH BARNEY DIVERSIFIED FUTURES FUND LP
filed 2007-03-30
CIK 911503

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the year ended December 31, 2006

Commission File Number 0-26132

SMITH BARNEY DIVERSIFIED FUTURES FUND L.P.
(Exact name of registrant as specified in its charter)
New York	13-3729162
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
c/o Citigroup Managed Futures LLC 731 Lexington Ave. – 25th New York, New York 10022
(Address and Zip Code of principal executive offices)
(212) 559-2011
(Registrant’s telephone number, including area code)

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

Yes X        No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K .

Indicate by check mark whether the registrant is a large accelerated filer, a accelerated filer, or an non-accelerated filer (as defined in Rule 12b-2 of the Act).

Large Accelerated Filer             Accelerated Filer              Non-accelerated Filer X

Indicate by check mark if the registrant is a shell company (as defined in rule 12b-2 of the Act.

Yes             No X

Limited Partnership Redeemable Units with an aggregate value of $53,688,033 were outstanding and held by non-affiliates as of the last business day of the registrant’s most recently completed second fiscal quarter.

As of February 28, 2007, 30,145.3526 Limited Partnership Redeemable Units were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

PART I

Item 1.    Business

(a) General development of business. Smith Barney Diversified Futures Fund L.P. (the ‘‘Partnership’’) is a limited partnership organized under the partnership laws of the State of New York, on August 13, 1993 to engage in speculative trading of a diversified portfolio of commodity interests, including futures contracts, options and forwards. The commodity interests that are traded by the Partnership are volatile and involve a high degree of market risk. The Partnership commenced trading operations on January 12, 1994. A total of 150,000 redeemable units of Limited Partnership Interest in the Partnership (‘‘Redeemable Units’’) were offered to the public. A Registration Statement on Form S-1 relating to the public offering became effective on October 29, 1993 (File No. 033-68074). Between October 29, 1993 and January 11, 1994, 75,615 Redeemable Units were sold to the public at $1,000 per Redeemable Unit. Proceeds of the offering were held in an escrow account and were transferred, along with the general partner’s contribution of $781,000, to the Partnership’s trading account on January 12, 1994 when the Partnership commenced trading. An additional 150,000 Redeemable Units were registered on a Registration Statement on Form S-1 effective February 17, 1994 (File No. 033-75056). Sales of additional Redeemable Units and additional general partner contributions and redemptions of Redeemable Units for the year ended December 31, 2006 are reported in the Statement of Changes in Partners’ Capital on page F-9 under ‘‘Item 8. Financial Statements and Supplementary Data.’’

Citigroup Managed Futures LLC, a Delaware Limited Liability Company, acts as the general partner (the ‘‘General Partner’’) and commodity pool operator of the Partnership. The Partnership’s commodity broker is Citigroup Global Markets Inc. (‘‘CGM’’). CGM is an affiliate of the General Partner. The General Partner is wholly owned by Citigroup Global Markets Holdings Inc. (‘‘CGMHI’’), which is the sole owner of CGM. CGMHI is a wholly owned subsidiary of Citigroup Inc.

The Partnership’s trading of futures, forwards and options contracts, if applicable, on commodities is done on United States of America and foreign commodity exchanges. It engages in such trading through a commodity brokerage account maintained with CGM. As of December 31, 2006, all commodity trading decisions are made for the Partnership by Campbell & Company, Inc. (‘‘Campbell’’), Willowbridge Associates, Inc. (‘‘Willowbridge’’), Winton Capital Management Limited (‘‘Winton’’) and Graham Capital Management, L.P. (‘‘Graham’’) (each an ‘‘Advisor’’ and, collectively, the ‘‘Advisors’’). None of the Advisors are affiliated with one another, the General Partner or CGM. The Advisors are not responsible for the organization or operation of the Partnership.

The General Partner has agreed to make capital contributions, if necessary, so that its general partnership interest will be equal to the greater of (i) an amount to entitle it to 1% of each material item of Partnership income, loss, deduction or credit and (ii) the greater of (a) 1% of the partners’ contributions to the Partnership or (b) $25,000. The Partnership will be liquidated upon the first of the following to occur: December 31, 2013; the Net Asset Value per Redeemable Unit falls below $400 as of the close of any business day; or under certain circumstances as defined in the limited partnership agreement of the Partnership (the ‘‘Limited Partnership Agreement’’).

On November 1, 2004, the assets allocated to Winton for trading were invested in the CMF Winton Master L.P. (‘‘Winton Master’’), a limited partnership organized under the partnership laws of the state of New York. The Partnership purchased 15,054.1946 Units of Winton Master with cash equal to $14,251,586, and a contribution of open commodity futures and forward positions with a value of $802,609. Winton Master was formed in order to permit commodity pools managed now or in the future by Winton to invest together in one trading vehicle. The General Partner is the general partner of Winton Master. Individual and pooled accounts currently managed by Winton, including the Partnership are permitted to be limited partners of Winton Master. The General Partner and Winton believe that trading through this structure should promote efficiency and economy in the trading process. Expenses to investors as a result of the investment in Winton Master are approximately the same and redemption rights are not affected.

On January 1, 2005, the assets allocated to Campbell for trading were invested in the CMF Campbell Master Fund L.P. (‘‘Campbell Master’’), a limited partnership organized under the partnership laws of the State of New York. The Partnership purchased 19,621.1422 Units of Campbell Master equal to

$19,428,630, and a contribution of open commodity futures and forward positions with a fair value of $192,512. Campbell Master was formed in order to permit commodity pools managed now or in the future by Campbell using its Financials Metals and Energy ‘‘FME’’ portfolio, to invest together in one trading vehicle. The General Partner is the general partner of Campbell Master. Individual and pooled accounts currently managed by Campbell, including the Partnership are permitted to be limited partners of Campbell Master. The General Partner and Campbell believe that trading through this structure should promote efficiency and economy in the trading process. Expenses to investors as a result of the investment in Campbell Master are approximately the same and redemption rights are not affected.

On July 1, 2005, the assets allocated to Willowbridge Associates for trading were invested in the CMF Willowbridge Argo Master Fund L.P. (‘‘Willowbridge Master’’), a limited partnership organized under the partnership laws of the State of New York. The Partnership purchased 12,259.3490 Units of Willowbridge Master with cash equal to $11,118,119, and a contribution of open commodity futures and forward positions with a fair value of $1,141,230. Willowbridge Master was formed in order to permit commodity pools managed now or in the future by Willowbridge using its Argo Trading Program, to invest together in one trading vehicle. The General Partner is the general partner of Willowbridge Master. Individual and pooled accounts currently managed by Willowbridge, including the Partnership are permitted to be limited partners of Willowbridge Master. The General Partner and Willowbridge believe that trading through this structure should promote efficiency and economy in the trading process. Expenses to investors as a result of the investment in Willowbridge Master are approximately the same and redemption rights are not affected.

On April 1, 2006, the assets allocated to Graham for trading were invested in the CMF Graham Capital Master Fund L.P. (‘‘Graham Master’’), a limited partnership organized under the partnership laws of the State of New York. The partnership purchased 14,741.1555 Units of the Graham Master with cash equal to $14,741.156. Graham Master was formed in order to permit accounts managed by Graham using the Multi Trend Program at 125% Leverage, to invest together in one trading vehicle. The General Partner of the Partnership is the general partner of the Graham Master. Individual and pooled accounts currently managed by Graham, including the Partnership, are permitted to be limited partners of the Graham Master. The General Partner and Graham believe that trading through this structure promotes efficiency and economy in the trading process. Expenses to investors as a result of the investment in Graham Master are approximately the same and redemption rights are not affected.

Campbell Master’s, Willowbridge Master’s, Winton Master’s and Graham Master’s (the ‘‘Funds’’) trading of futures, forwards and options contracts, if applicable, on commodities is done primarily on United States of America commodity exchanges and foreign commodity exchanges. Each engages in such trading through commodity brokerage accounts maintained with CGM.

A limited partner may withdraw all or part of its capital contribution and undistributed profits, if any, from the Funds in multiples of the Net Asset Value per Redeemable Unit of Limited Partnership Interest as of the last day of a month after a request for redemption has been made to the General Partner at least 3 days in advance of month-end.

Management and incentive fees are charged at the Partnership level. All exchange, clearing, user, give-up, floor brokerage and National Futures Association (‘‘NFA’’) fees are borne by the Funds. All other fees including CGM’s direct brokerage commission are charged at the Partnership level.

As of December 31, 2006, the Partnership owned 4.4%, 6.5%, 5.4% and 5.8% of Campbell Master, Willowbridge Master, Winton Master and Graham Master, respectively. At December 31, 2005 the Partnership owned 4.7%, 7.4% and 8.7%, respectively of Campbell Master, Willowbridge Master and Winton Master. It is Campbell’s, Winton’s, Willowbridge’s and Graham’s intention to continue to invest the assets allocated to each by the Partnership in the Campbell Master, Winton Master, Willowbridge Master and Graham Master, respectively. The performance of the Partnership is directly affected by the performance of Funds.

Pursuant to the terms of the management agreements with each Advisor (the ‘‘Management Agreements’’), the Partnership pays Campbell, Graham and Willowbridge a monthly management fee equal to 1/6 of 1% (2% per year) of month-end Net Assets allocated to the Advisor as of the end of each month. Winton receives a monthly management fee equal to 1/12 of 1.50% (1.50% per year), of month-end Net Assets allocated to the Advisor as of the end of each month. Month-end Net Assets for the purpose of calculating management fees are Net Assets, as defined in the Limited Partnership Agreement, prior to the reduction of redemptions and incentive fees. In addition, the Partnership is obligated to pay each Advisor 20% of the New Trading Profits, as defined in the Management Agreements, earned by each Advisor to the Partnership in each calendar quarter.

The Partnership has entered into a customer agreement with CGM (the ‘‘Customer Agreement’’) which provides that the Partnership pays CGM a monthly brokerage fee equal to 11/24 of 1% (5.5% per year) of month-end Net Assets allocated to the Advisors in lieu of brokerage commissions on a per trade basis. Month-end Net Assets for the purpose of calculating commissions are Net Assets, as defined in the Limited Partnership Agreement, prior to the reduction of accrued expenses and redemptions payable. Persons investing $1,000,000 or more will pay a reduced brokerage fee of 7/24 of 1% of month-end Net Assets (3.5% per year), receiving the differential between this reduced fee and 5.5% per year in the form of additional Redeemable Units. CGM pays a portion of its brokerage fees to its financial advisors who have sold Redeemable Units and who are registered as associated persons with the Commodity Futures Trading Commission (the ‘‘CFTC’’). The Partnership pays for NFA fees, exchange and clearing fees, give-up and user fees and floor brokerage fees. The Customer Agreement between the Partnership and CGM gives the Partnership the legal right to net unrealized gains and losses. Brokerage fees will be paid for the life of the Partnership, although the rate at which such fees are paid may be changed.

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

(b) Financial information about industry segments. The Partnership’s business consists of only one segment, speculative trading of commodity interests. The Partnership does not engage in the sales of goods or services. The Partnership’s net income (loss) from operations for the years ended December 31, 2006, 2005, 2004, 2003 and 2002 is set forth under ‘‘Item 6. Selected Financial Data’’. The Partnership’s capital as of December 31, 2006 was $53,396,511.

(c) Narrative description of business.

See Paragraphs (a) and (b) above.

(i) through (xii) - Not applicable.

(xiii) - The Partnership has no employees.

(d) Financial information about geographic areas. The Partnership does not engage in the sales of goods or services, or own any long lived assets, and therefore this item is not applicable.

(e) Available information. The Partnership does not have an Internet address. The Partnership will provide paper copies of its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to these reports free of charge upon request.

Item 1A.    Risk Factors

As a result of leverage, small changes in the price of the Partnership’s positions may result in major losses.

The trading of commodity interests is speculative, volatile and involves a high degree of leverage. A small change in the market price of a commodity interest contract can produce major losses for the Partnership.

An investor may lose all of his investment.

Due to the speculative nature of trading commodity interests, an investor could lose all of its investment in the Partnership.

The Partnership will pay substantial fees and expenses regardless of profitability.

Regardless of its trading performance, the Partnership will incur fees and expenses, including brokerage and management fees. Substantial incentive fees may be paid to one or more of the Advisors even if the Partnership experiences a net loss for the full year.

An investor’s ability to redeem or transfer Redeemable Units is limited.

An investor’s ability to redeem units is limited and no market exists for the units.

Conflicts of interest exist.

The Partnership is subject to numerous conflicts of interest including those that arise from the facts that:

1.	The General Partner and commodity broker are affiliates;

2.	Each of the trading advisors, the commodity broker and their principals and affiliates may trade in commodity interests for their own accounts; and

3.	Smith Barney financial advisors will receive ongoing compensation for providing services to an investor’s account.

Investing in units might not provide the desired diversification of an investor’s overall portfolio.

The Partnership will not provide any benefit of diversification of an investor’s overall portfolio unless it is profitable and produces returns that are independent from stock and bond market returns.

Past performance is no assurance of future results.

The Advisor’s trading strategies may not perform as they have performed in the past. The Advisors has from time to time incurred substantial losses in trading on behalf of clients.

An investor’s tax liability may exceed cash distributions.

Investors are taxed on their share of the Partnership’s income, even though the Partnership does not intend to make any distributions.

The General Partner at any time may select and allocate the Partnership’s assets to undisclosed advisors. Investors may not be advised of such changes in advance. Investors must rely on the ability of the General Partner to select advisors and allocate assets among them.

Item 2.    Properties.

The Partnership does not own or lease any properties. The General Partner operates out of facilities provided by its affiliate, CGM.

Item 3.    Legal Proceedings.

This section describes the major pending legal proceedings, other than ordinary routine litigation incidental to the business, to which CGM or its subsidiaries is a party or to which any of their property is subject. There are no material legal proceedings pending against the Partnership or the General Partner.

CGM is a New York corporation with its principal place of business at 388 Greenwich St., New York, New York 10013. CGM is registered as a broker-dealer and futures commission merchant (‘‘FCM’’), and provides futures brokerage and clearing services for institutional and retail participants in the futures markets. CGM and its affiliates also provide investment banking and other financial services for clients worldwide.

There have been no administrative, civil or criminal actions pending, on appeal or concluded against CGM or any of its individual principals within the past five years that management believes may have a material impact on CGM’s ability to act as an FCM and no such actions are currently pending, except as follows.

Enron Corp.

Beginning in 2002, Citigroup, CGM and certain executive officers and current and former employees (along with, in many cases, other investment banks and certain Enron officers and directors, lawyers and/or accountants) were named as defendants in a series of individual and putative class action lawsuits related to Enron. The putative securities class action and all remaining individual actions (other than actions brought as part of Enron’s Chapter 11 bankruptcy proceeding) were consolidated or coordinated in the United States District Court for the Southern District of Texas. The consolidated securities class action, brought on behalf of a putative class of individuals who purchased Enron securities (NEWBY, et al. v. ENRON CORP., et al.), alleged violations of Sections 11 and 15 of the Securities Act of 1933, as amended, and Sections 10 and 20 of the Securities Exchange Act of 1934, as amended. Citigroup agreed to settle this action on June 10, 2005. Under the terms of the settlement, approved by the District Court on May 24, 2006, Citigroup will make a pretax payment of $2.01 billion to the settlement class, which consists of all purchasers of publicly traded equity and debt securities issued by Enron and Enron-related entities between September 9, 1997 and December 2, 2001. In light of this settlement, plaintiffs in three individual securities actions, which are part of the NEWBY class, have agreed to dismiss their lawsuits against Citigroup: CALIFORNIA PUBLIC EMPLOYEES’ RETIREMENT SYSTEM v. BANC OF AMERICA SECURITIES LLC, et al.; HEADWATERS CAPITAL LLC v. LAY, et al.; and VARIABLE ANNUITY LIFE INS. CO. v. CREDIT SUISSE FIRST BOSTON CORP., et al. Plaintiffs in two other cases, not part of the NEWBY class, have also voluntarily dismissed their claims against Citigroup: STEINER v. ENRON CORP., et al. and TOWN OF NEW HARTFORD v. LAY, et al.

A number of other individual actions have been settled and/or dismissed. On October 26, 2006, Citigroup, along with certain other investment bank defendants, agreed to settle an action brought by four Ohio state pension funds that purchased Enron securities, PUBLIC EMPLOYEES RETIREMENT SYSTEM OF OHIO, et al. v. FASTOW, et al. In December 2006, Citigroup agreed to settle three actions brought by various investment funds and insurance companies that purchased Enron securities: AMERICAN NATIONAL INSURANCE COMPANY, et al. v. CITIGROUP INC., et al.; WESTBORO PROPERTIES, LLC, et al. v. CITIGROUP INC., et al.; and RAVENSWOOD I, L.L.C., et al. v. CITIGROUP INC., et al. On December 15, 2006, the District Court dismissed with prejudice 10 cases brought by clients of a single law firm in connection with the purchase and holding of Enron securities (also dismissing third-party claims against Citigroup): ADAMS, et al. v. ARTHUR ANDERSEN, et al.; AHLICH, et al. v. ARTHUR ANDERSEN, et al.; BULLOCK, et al. v. ARTHUR ANDERSEN, et al.; CHOUCROUN, et al. v. ARTHUR ANDERSEN, et al.; DELGADO, et al. v. ARTHUR ANDERSEN, et al.; GUY, et al. v. ARTHUR ANDERSEN, et al.; JOSE, et al. v. ARTHUR ANDERSEN, et al.; ODAM, et al. v. ENRON CORP., et al.; PEARSON, et al. v. FASTOW, et al.; and ROSEN, et al. v. FASTOW, et al. Plaintiffs filed a notice of appeal in each of the ten cases on January 5, 2007.

Additional actions against Citigroup and its affiliates were filed beginning in 2002 in the Southern District of Texas and other various jurisdictions. Certain of these remain pending, including: (i) actions brought by investors in Enron securities; (ii) actions brought by commercial banks that participated in Enron revolving credit facilities and/or purchasers of Enron bank debt in the secondary market; (iii) actions filed by Enron in its Chapter 11 bankruptcy proceedings seeking to recover payments to Citigroup as alleged preferences or fraudulent conveyances, to disallow or equitably subordinate claims of Citigroup and Citigroup transferees on the basis of alleged fraud, and to recover damages from Citigroup for allegedly aiding and abetting breach of fiduciary duty; (iv) actions brought by the Attorney General of Connecticut in connection with an Enron-related transaction; (v) an action brought by certain trusts that issued securities linked to Enron’s credit, by the related indenture trustee and certain holders of those securities; (vi) an action brought by a utility, alleging that Citigroup and others aided Enron in fraudulently overcharging for electricity; and (vii) actions by a bank that entered into credit derivative swap transactions with Citibank.

Research

WorldCom, Inc.    Beginning in 2002, Citigroup, CGM and certain executive officers and current and former employees (along with, in many cases, other investment banks, certain WorldCom officers and directors, and/or accountants) were named as defendants in a series of individual and putative class action lawsuits relating to the underwriting of WorldCom securities and the issuance of research analyst reports concerning WorldCom. The putative class action and the majority of the individual actions were consolidated in the United States District Court for the Southern District of New York as In re WORLDCOM, INC. SECURITIES LITIGATION; certain individual actions remained pending in other state and federal courts. Citigroup settled the consolidated putative class action in May 2004. Citigroup has now settled all but four of the WorldCom-related individual actions. One of the four remaining actions, HOLMES, et al. v. GRUBMAN, et al., was dismissed by the District Court; an appeal is pending in the United States Court of Appeals for the Second Circuit.

Telecommunications Research Class Actions.    Beginning in 2002, Citigroup, CGM and certain executive officers and current and former employees were named as defendants in a series of putative class action lawsuits, alleging violations of the federal securities laws, including Sections 10 and 20 of the Securities Exchange Act of 1934, as amended, in connection with Citigroup research analyst reports concerning seven issuers: AT&T Corp. (‘‘AT&T’’), Winstar Communications, Inc. (‘‘Winstar’’), Level 3 Communications, Inc. (‘‘Level 3’’), Metromedia Fiber Network, Inc. (‘‘MFN’’), XO Communications, Inc. (‘‘XO’’), Williams Communications Group Inc. (‘‘Williams’’), and Focal Communications, Inc. (‘‘Focal’’). These putative class actions were assigned to a single judge in the United States District Court for the Southern District of New York for coordinated proceedings. The court consolidated these actions into seven separate proceedings corresponding to the seven issuers of securities involved.

Citigroup has settled five of the seven actions. On August 17, 2006, the court approved Citigroup’s settlement of the AT&T action, In re SALOMON ANALYST AT&T LITIGATION. On September 29, 2006, the court approved Citigroup’s settlements of the Level 3, XO and Williams actions, In re SALOMON ANALYST LEVEL 3 LITIGATION, In re SALOMON ANALYST XO LITIGATION, and In re SALOMON ANALYST WILLIAMS LITIGATION, respectively. On November 14, 2006, the court preliminarily approved Citigroup’s settlement of the Focal action, LOS ANGELES CITY EMPLOYEES RETIREMENT ASSOCIATION v. CITIGROUP. A hearing on the final approval of the Focal settlement was scheduled for March 23, 2007.

The Winstar action, In re SALOMON ANALYST WINSTAR LITIGATION, was dismissed with prejudice in its entirety on January 6, 2005. The MFN action, In re SALOMON ANALYST METROMEDIA LITIGATION, remains pending. On January 6, 2005, the District Court granted in part and denied in part Citigroup’s motion to dismiss the claims against it. On June 20, 2006, the District Court certified the plaintiff class in the MFN action. The District Court’s class certification decision is on appeal in the United States Court of Appeals for the Second Circuit.

Global Crossing, Ltd.    In January 2004, the Global Crossing Estate Representative filed an adversary action in the United States Bankruptcy Court for the Southern District of New York against Citigroup and several other banks seeking to rescind the payment of a loan made to a Global Crossing subsidiary. Citigroup moved to dismiss the action in May 2004, and the motion remains pending.

Qwest-related Actions.    Beginning in 2003, Citigroup and CGM (along with, in many cases, other investment banks, certain Qwest officers and directors and accountants) were named as defendants in a series of actions alleging violations of state and federal securities laws in connection with the underwriting of, and research analyst reports concerning, Qwest Communications International Inc. (‘‘Qwest’’). Citigroup either settled or obtained dismissal of several such cases. In October 2006, Citigroup settled the two remaining Qwest-related actions: CALIFORNIA STATE TEACHERS’ RETIREMENT SYSTEM v. QWEST COMMUNICATIONS INTERNATIONAL INC., et al., and STATE UNIVERSITIES RETIREMENT SYSTEM OF ILLINOIS v. QWEST COMMUNICATIONS INTERNATIONAL INC., et al.

Customer Class Actions.    On May 18, 2006, the District Court gave final approval to the settlement in NORMAN v. SALOMON SMITH BARNEY, a putative class action asserting violations of the Investment Advisers Act of 1940 and various common law claims in connection with certain customers who maintained guided portfolio management accounts at Smith Barney.

In March 2004, a putative research-related customer class action alleging various state law claims arising out of the issuance of allegedly misleading research analyst reports, DISHER v. CITIGROUP

GLOBAL MARKETS INC., was filed in Illinois state court. Citigroup removed this action to federal court, and in August 2005 the United States Court of Appeals for the Seventh Circuit reversed the District Court’s August 2004 order remanding the case to state court, and directed the District Court to dismiss plaintiffs’ claims as pre-empted. On June 26, 2006, the United States Supreme Court granted plaintiffs’ petition for a writ of certiorari, vacated the Seventh Circuit’s opinion and remanded the case to the Seventh Circuit for further proceedings. On January 22, 2007, the Seventh Circuit dismissed Citigroup’s appeal from the District Court’s removal order for lack of appellate jurisdiction. On February 1, 2007, plaintiffs secured an order reopening this case in Illinois state court, and on February 16, Citigroup removed the reopened action to federal court.

Arbitrations.    In addition to the various lawsuits discussed above, similar claims against Citigroup and certain of its affiliates relating to research analyst reports concerning the securities mentioned above, and other securities, are pending in numerous arbitrations around the country.

Adelphia Communications Corporation

On July 6, 2003, an adversary proceeding was filed by the Official Committee of Unsecured Creditors on behalf of Adelphia Communications Corporation against certain lenders and investment banks, including CGM, Citibank, N.A., Citicorp USA, Inc., and Citigroup Financial Products, Inc. (together, the ‘‘Citigroup Parties’’). The complaint alleges that the Citigroup Parties and numerous other defendants committed acts in violation of the Bank Holding Company Act and common law. The complaints seek equitable relief and an unspecified amount of compensatory and punitive damages. In November 2003, a similar adversary proceeding was filed by the Equity Holders Committee of Adelphia. In June 2004, motions to dismiss were filed with respect to the complaints of the Official Committee of Unsecured Creditors and the Equity Holders Committee. The motions are currently pending.

In addition, CGM is among the underwriters named in numerous civil actions brought to date by investors in Adelphia debt securities in connection with Adelphia securities offerings between September 1997 and October 2001. Three of the complaints also assert claims against Citigroup Inc. and Citibank, N.A. All of the complaints allege violations of federal securities laws, and certain of the complaints also allege violations of state securities laws and the common law. The complaint seeks unspecified damages. In December 2003, a second amended complaint was filed and consolidated before the same judge of the United States District Court for the Southern District of New York. In February 2004, motions to dismiss the class and individual actions pending in the United States District Court for the Southern District of New York were filed. In May and July of 2005, the United States District Court for the Southern District of New York granted motions to dismiss several claims, based on the running of applicable statute of limitations, asserted in the putative class and individual actions being coordinated under IN RE ADELPHIA COMMUNICATIONS CORPORATION SECURITIES AND DERIVATIVE LITIGATION. With the exception of one individual action that was dismissed with prejudice, the court granted the putative class and individual plaintiffs leave to re-plead certain of those claims the court found to be time-barred. Without admitting any liability, CGM and numerous other financial institution defendants settled IN RE ADELPHIA COMMUNICATIONS CORPORATION SECURITIES AND DERIVATIVE LITIGATION for a total of $250 million, and the settlement was approved in November 2006. Two of the additional remaining individual complaints have been settled.

Mutual Funds

Citigroup and certain of its affiliates have been named in several class action litigations pending in various federal District Courts arising out of alleged violations of the federal securities laws, including the Investment Company Act, and common law (including breach of fiduciary duty and unjust enrichment). The claims concern practices in connection with the sale of mutual funds, including allegations involving market timing, revenue sharing, incentive payments for the sale of proprietary funds, undisclosed breakpoint discounts for the sale of certain classes of funds, inappropriate share class recommendations and inappropriate fund investments. The litigations involving market timing have been consolidated under the Multi District rules in the United States District Court for the District of Maryland (the ‘‘MDL action’’), and the litigations involving revenue sharing, incentive payment and other issues are pending in the United States District Court for the Southern District of New York. The plaintiffs in these litigations generally seek unspecified compensatory damages, recessionary damages, injunctive relief, costs and fees. In the principal cases concerning revenue sharing, incentive payment and other issues, the lead plaintiff filed a consolidated and amended complaint on December 15, 2004. Citigroup defendants’ motion to dismiss the consolidated complaint was substantially granted; a motion to dismiss the remaining claim has been filed. Several derivative actions and class actions were also dismissed against Citigroup defendants in the MDL action (the class actions were dismissed with leave to re-plead state law claims of unjust enrichment).

Issues in the mutual-fund industry continue to receive scrutiny by various government regulators and self regulatory agencies. CGM reached an agreement in principle with the NYSE to settle a matter related to its market-timing practices prior to September 2003.

IPO Securities Litigation

In April 2002, consolidated amended complaints were filed against CGM and other investment banks named in numerous putative class actions filed in the United States District Court for the Southern District of New York, alleging violations of certain federal securities laws (including Section 11 of the Securities Act of 1933, as amended, and Section 10(b) of the Securities Exchange Act of 1934, as amended) with respect to the allocation of shares for certain initial public offerings and related aftermarket transactions and damage to investors caused by allegedly biased research analyst reports. Defendants’ motion to dismiss was denied. On October 13, 2004, the court granted in part the motion to certify class actions for six focus cases in the securities litigation. CGM is not a defendant in any of the six focus cases. In December 2006, the United States Court of Appeals for the Second Circuit reversed the District Court and held that the matter could not proceed as a class action. The plaintiffs filed a petition for rehearing in January 2007.

IPO Antitrust Litigation

Beginning in March 2001, several putative class actions that were later consolidated into a single class action were filed in the Southern District of New York against CGM and other investment banks, alleging violations of certain federal and state antitrust laws in connection with the allocation of shares in initial public offerings when acting as underwriters. A separate putative class action was filed against the same underwriter defendants as well as certain institutional investors alleging commercial bribery claims under the Robinson Patman Act arising out of similar allegations regarding IPO allocation conduct. On November 3, 2003, the District Court granted CGM’s motion to dismiss the consolidated amended complaint in the antitrust case and the Robinson Patman complaint. Plaintiffs thereafter appealed the District Court’s order dismissing the two actions. On September 28, 2005, the Second Circuit vacated the District Court’s decision and ordered the cases remanded to the District Court. In December 2006, the United States Supreme Court granted the underwriter defendants’ petition for certiorari to review the Second Circuit’s decision and set oral argument for March 2007.

Auction Rate Securities

On May 31, 2006, the Securities and Exchange Commission (the ‘‘SEC’’) instituted and simultaneously settled proceedings against CGM and 14 other broker-dealers regarding practices in the Auction Rate Securities market. The SEC alleged that the broker-dealers violated Section 17(a)(2) of the Securities Act. The broker-dealers, without admitting or denying liability, consented to the entry of an SEC cease-and-desist order providing for censures, undertakings, and penalties. CGM paid a penalty of $1.5 million.

In the course of its business, CGM, as a major FCM and broker-dealer, is a party to various claims and routine regulatory investigations and proceedings that the General Partner believes do not have a material effect on the business of CGM.

Item 4.    Submission of Matters to a Vote of Security Holders.

There were no matters submitted to the security holders for a vote during the last fiscal year covered by this report.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a)    Market Information. The Partnership has issued no stock. There is no established public market for the Redeemable Units of Limited Partnership Interest.

(b)    Holders. The number of holders of Redeemable Units of Limited Partnership Interest as of December 31, 2006 was 2,231.

(c)    Dividends. The Partnership did not declare a distribution in 2006 or 2005.

(d)    Use of Proceeds. There were no additional sales of Redeemable Units for the 12 months ended December 31, 2006 and 2005. For the twelve months ended December 31, 2004, there were additional sales of 1.1848 Redeemable Units totaling $1,995.

Proceeds from the sale of additional Redeemable Units are used in the trading of commodity interests including futures contracts, options and forward contracts.

(e)    Compensation Plans. None.

Item 6.    Selected Financial Data.

Realized and unrealized trading gains (losses), interest income, net income (loss) and increase (decrease) in Net Asset Value per Redeemable Unit for the years ended December 31, 2006, 2005, 2004, 2003 and 2002 and total assets at December 31, 2006, 2005, 2004, 2003 and 2002 were as follows:

	2006	2005	2004	2003	2002
Realized and unrealized trading gains (losses) net of brokerage commissions and investment in Partnerships (including clearing fees) of $3,088,967, $3,461,689, $4,095,297, $4,367,509 and $3,930,667, respectively	$2,758,193	$(4,344,661)	$7,186,726	$13,380,995	$16,374,175

Interest income	125,292	501,524	640,231	575,911	816,470
	$2,883,485	$(3,843,137)	$7,826,957	$13,956,906	$17,190,645
Net income (loss)	$1,669,918	$(5,366,044)	$4,444,283	$10,180,158	$12,647,726

Increase (decrease) in Net Asset Value per Redeemable Unit	$51.13	$(135.01)	$109.72	$218.21	$257.21

Total assets	$54,342,969	$59,538,339	$72,723,250	$75,961,490	$71,191,000

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

The Partnership aims to achieve substantial capital appreciation through speculative trading, directly and indirectly, in U.S. and international markets for currencies, interest rates, stock indices, agricultural and energy products and precious and base metals. The Partnership may employ futures, options on futures, and forward contracts in those markets.

The General Partner manages all business of the Partnership. The General Partner has delegated its responsibility for the investment of the Partnership’s assets to the Advisors. The General Partner employs a team of approximately 20 professionals whose primary emphasis is on attempting to maintain quality control among the advisors to the partnerships operated or managed by the General Partner. A full-time staff of due diligence professionals use state-of-the-art technology and on-site evaluations to monitor new and existing futures money managers. The accounting and operations staff provide processing of trading activity and reporting to limited partners and regulatory authorities. In selecting the Advisors for the Partnership, the General Partner considered past performance, trading style, volatility of markets traded and fee requirements.

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

The programs traded by each Advisor on behalf of the Partnership are: Campbell – Financial, Metal & Energy Large Portfolio (‘‘FME Large’’), Graham Multi-Trend Program at 125% Leverage, Winton – Diversified Program, and Willowbridge – Argo and Vulcan Trading Systems. As of December 31, 2006, the Partnership’s assets were allocated among the Advisors in the following approximate percentages: Campbell, 27%, Graham, 25%, Winton, 27% and Willowbridge, 21%.

No assurance is given that an Advisor’s trading program will be profitable or that it will not experience losses.

Graham Capital Management, L.P.

Graham currently trades its Multi Trend Program at 125% Leverage on behalf of the Partnership, which program is described below.

Graham trades the Partnership’s assets allocated to it in accordance with its Multi-Trend Program at 125% Leverage (‘‘Multi-Trend’’). The Multi-Trend Program combines four individual Graham investment programs into one program. The Multi-Trend Program initially allocates assets equally among other Graham programs. As market conditions or other circumstances change, Graham may alter the weightings of the individual programs and add (or delete) other programs to the Multi-Trend Program, as it deems appropriate.

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

Graham’s trading systems rely primarily on technical rather than fundamental information as the basis for their trading decisions. Graham’s system is based on the expectation that over time they can successfully anticipate market events using quantitative mathematical models to determine their trading activities, as opposed to attempting properly to forecast price trends using subjective analysis of supply and demand.

Campbell & Company, Inc.

Campbell trades its FME Large Portfolio for the Partnership. Campbell’s trading models are designed to detect and exploit medium-term to long-term price changes, while also applying risk management and portfolio management principles.

Campbell believes that utilizing multiple trading models provides an important level of diversification, and is most beneficial when multiple contracts of each market are traded. Every trading model may not trade every market. It is possible that one trading model may signal a long position while another trading model signals a short position in the same market. It is Campbell’s intention to offset those signals to reduce unnecessary trading, but if the signals are not simultaneous, both trades will be taken and since it is unlikely that both positions would prove profitable, in retrospect, one or both trades will appear to have been unnecessary. It is Campbell’s policy to follow trades signaled by each trading model independently of the other models.

Willowbridge Associates, Inc.

Willowbridge trades the Partnership’s assets allocated to it in accordance with its Select Investment Program, whereby the General Partner determined the initial allocation of the Partnership’s assets among one or more of Willowbridge’s strategies and may determine subsequent reallocations (if any). Of the Partnership’s assets allocated to Willowbridge, 0% is currently traded using the Vulcan Trading System (‘‘Vulcan’’) and 100% is currently traded using the Argo Trading System (‘‘Argo’’), each of which is described below.

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

The Vulcan, which commenced trading in 1988, is a computerized technical trading system. It is not a trend-following system, but does ride a trend when the opportunity arises. Vulcan uses the concepts of pattern recognition, support/resistance levels, and counter-trend liquidations in making trading decisions. In effect, Vulcan is more akin to a systematic technical charting system, as opposed to most computer systems which are based on pure trend-following calculations.

The Vulcan is based on general technical trading principles. It applies these principles to a diversified portfolio of commodities and currencies. Given that the system is based on general principles, the system parameters used are the same for all items in the portfolio and are not optimized. In this manner, the Vulcan System minimizes the problem of data-fitting.

The Argo commenced trading in 1988. Argo essentially incorporates Vulcan’s concepts of pattern recognition, support/resistance levels and counter-trend liquidations to trade a portfolio similar to Vulcan. However, Argo has a relatively slower time horizon than Vulcan and attempts to capture longer-term price moves.

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

Winton Capital Management Limited

Winton trades its Diversified Program on behalf of the Partnership. The Diversified Program trades approximately 95 futures and forward contracts on U.S. and non-U.S. exchanges and markets.

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

Technical analysis refers to analysis based on data intrinsic to a market, such as price and volume. In contrast, fundamental analysis relies on factors external to a market, such as supply and demand. The Diversified Program employs no fundamental factors.

A trend-following system is one that attempts to take advantage of the observable tendency of the markets to trend, and to tend to make exaggerated movements in both upward and downward directions as a result of such trends. These exaggerated movements are largely explained as a result of the influence of crowd psychology or the ‘‘herd instinct’’ among market participants.

A trend-following system does not anticipate a trend. In fact, trend-following systems are frequently unprofitable for long periods of time in particular markets or market groups, and occasionally they are unprofitable for periods of more than a year. However, the principals believe that such an approach will, in the long term, be profitable.

Trade selection is not subject to intervention by Winton’s principals and therefore is not subject to the influences of individual judgment. As a mechanical trading system, the Winton model embodies all the expert knowledge required to analyze market data and direct trades, thus eliminating the risk of basing a trading program on one indispensable person. Equally as important is the fact that mechanical systems can be tested in simulation for long periods of time and the model’s empirical characteristics can be measured.

The system’s output is rigorously adhered to in trading the portfolio and intentionally no importance is given to any external or fundamental factors. While it may be seen as unwise to ignore information of obvious value, such as that pertaining to political or economic developments, Winton believes that the disadvantage of this approach is far outweighed by the advantage of the discipline that rigorous adherence to such a system instills. Winton believes that significant profits may be realized by the Winton system by holding on to positions for much longer than conventional wisdom would dictate. Winton believes that a trader who pays attention to day-to-day events could be distracted from the chance of fully capitalizing on such trends.

The Winton system trades in all liquid U.S. and non-U.S. futures and forward contracts. Forward markets include major currencies and precious and base metals, the latter two categories being traded on the London Metal Exchange. Winton seeks out new opportunities to add additional markets to the portfolio, with the goal of increasing the portfolio’s diversification.

Winton believes that taking positions in a variety of unrelated markets will, over time, decrease system volatility. By employing a sophisticated and systematic method for placing orders in a wide array of markets, Winton believes that profits can be realized over time.

(a)    Liquidity

The Partnership does not engage in the sales of goods or services. Its only assets are its investments in the Funds and cash. The Funds’ only assets are their equity in their commodity futures trading account, consisting of cash and cash equivalents, net unrealized appreciation (depreciation) on open futures positions, unrealized appreciation on open forward contracts, its investment in other partnerships and interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership. Such substantial losses could lead to a material loss in liquidity.

To minimize the risk relating to low margin deposits, the Partnership follows certain trading policies, including:

(i)	The Partnership invests its assets in other Funds that invest the assets only in commodity interests that an Advisor believes are traded in sufficient volume to permit ease of taking and liquidating positions. Sufficient volume, in this context, refers to a level of liquidity that the Advisor believes will permit it to enter and exit trades without noticeably moving the market.

(ii)	No Advisor will initiate additional positions in any commodity interest if these positions would result in aggregate positions requiring a margin of more than 66 2/3% of the Partnership’s net assets allocated to that Advisor.

(iii)	The Partnership/Funds may occasionally accept delivery of a commodity. Unless such delivery is disposed of promptly by retendering the warehouse receipt representing the delivery to the appropriate clearinghouse, the physical commodity position is fully hedged.

(iv)	The Partnership/Funds will not employ the trading technique commonly known as ‘‘pyramiding’’, in which the speculator uses unrealized profits on existing positions as margin for the purchases or sale of additional positions in the same or related commodities.

(v)	The Partnership/Funds will not utilize borrowings, except short-term borrowings, if the Partnership takes delivery of any cash commodities.

(vi)	The Advisors may, from time to time, employ trading strategies such as spreads or straddles on behalf of the Partnership. The term ‘‘spread’’ or ‘‘straddle’’ describes a commodity futures trading strategy involving the simultaneous buying and selling of futures contracts on the same commodity but involving different delivery dates or markets and in which the trader expects to earn a profit from a widening or narrowing of the difference between the prices of the two contracts.

(vii)	The Partnership/Funds will not permit the churning of its commodity trading account. The term ‘‘churning’’ refers to the practice of entering and exiting trades with a frequency unwarranted by legitimate efforts to profit from the trades, driven by the desire to generate commission income.

In the normal course of business, the Partnership through its investments in the Funds, is party to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments. These financial instruments include forwards, futures, options and swaps, whose values are based upon an underlying asset, index or reference rate, and generally represent future commitments to exchange currencies or cash flows, to purchase or sell other financial instruments at specified terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange or over-the-counter (‘‘OTC’’). Exchange traded instruments are standardized and include futures and certain option contracts. OTC contracts are negotiated between contracting parties and include forwards, swaps and certain options. Each of these instruments is subject to various risks similar to those relating to the underlying financial instruments including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange traded instruments because of the greater risk of default by the counterparty to an OTC contract.

Market risk is the potential for changes in the value of the financial instruments traded by the Partnership/Funds due to market changes, including interest and foreign exchange rate movements and fluctuations in commodity or security prices. Market risk is directly impacted by the volatility and liquidity in the markets in which the related underlying assets are traded.

Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. Credit risk with respect to exchange traded instruments is reduced to the extent that an exchange or clearing organization acts as counterparty to the transactions. The Partnership’s/Funds’ risk of loss in the event of counterparty default is typically limited to the amounts recognized in the Statements of Financial Condition and not represented by the contract or notional amounts of the instruments. The Partnership/Funds through its investments in the Funds has credit risk and concentration risk because the sole counterparty or broker with respect to the Partnership’s / Funds’ assets is CGM.

The General Partner monitors and controls the Partnership/Funds through its investment in the Fund’s, risk exposure on a daily basis through financial, credit and risk management monitoring systems, and accordingly believes that it has effective procedures for evaluating and limiting the credit and market risks to which the Partnership/Funds are subject. These monitoring systems allow the General Partner to statistically analyze actual trading results with risk adjusted performance indicators and correlation statistics. In addition, on-line monitoring systems provide account analysis of futures, forwards and options positions by sector, margin requirements, gain and loss transactions and collateral positions. (See also ‘‘Item 8. Financial Statements and Supplementary Data’’ for further information on financial instrument risk included in the Notes to Financial Statements.)

Other than the risks inherent in commodity trading, the Partnership knows of no trends, demands, commitments, events or uncertainties which will result in or which are reasonably likely to result in the Partnership’s liquidity increasing or decreasing in any material way. The Limited Partnership Agreement provides that the General Partner may, in its discretion, cause the Partnership to cease trading operations and liquidate all open positions under certain circumstances including a decrease in Net Asset Value per Redeemable Unit to less than $400 as of the close of business on any business day.

(b)    Capital Resources.

(i)	The Partnership has made no material commitments for capital expenditures.

(ii)    The Partnership’s capital consists of the capital contributions of the partners as increased or decreased by gains or losses on trading and by expenses, interest income, redemptions of Redeemable Units and distributions of profits, if any. Gains or losses on trading cannot be predicted. Market moves in commodities are dependent upon fundamental and technical factors which the Advisors may or may not be able to identify, such as changing supply and demand relationships, weather, government, agricultural, commercial and trade programs and policies, national and international political and economic events and changes in interest rates. Partnership expenses consist of, among other things, brokerage, advisory and administrative fees. The level of these expenses is dependent upon the level of trading and the ability of the Advisors to identify and take advantage of price movements in the commodity markets, in addition to the level of Net Assets maintained. In addition, the amount of interest income payable by CGM is dependent upon interest rates over which the Partnership has no control.

No forecast can be made as to the level of redemptions in any given period. A limited partner may cause all of their Redeemable Units to be redeemed by the Partnership at the Net Asset Value thereof as of the last day of each month on ten days written notice to the General Partner. No fee will be charged for redemptions. For the year ended December 31, 2006, 3,881.5898 Redeemable Units were redeemed totaling $6,282,132. For the year ended December 31, 2005, 3,642.8547 Redeemable Units were redeemed totaling $5,856,089. For the year ended December 31, 2004, 4,184.0716 Redeemable Units were redeemed totaling $6,942,766.

The Partnership ceased to offer Redeemable Units effective April 1, 1996. Additional sales of 1.1848 Redeemable Units totaling $1,995 for the year ending December 31, 2004, represent additional Redeemable Units offered as the differential between the ordinary brokerage fee and the reduced brokerage fee to existing limited partners investing $1,000,000 or more.

(c)    Results of Operations.

For the year ended December 31, 2006, the Net Asset Value per Redeemable Unit increased 3.2% from $1,611.35 to $1,662.48. For the year ended December 31, 2005 the Net Asset Value per Redeemable Units decreased 7.7% from $1,746.36 to $1,611.35. For the year ended December 31, 2004, the Net Asset Value per Redeemable Unit increased 6.7% from $1,636.64 to $1,746.36.

The Partnership experienced a net trading gain before brokerage commissions and related fees in the year ended December 31, 2006 of $5,847,160. Gains were primarily attributable to the trading of commodity futures in metals, softs, U.S. interest rates and indices and were partially offset by losses in grains, non-U.S. interest rates, currencies, energy, livestock and lumber.

Trading results for the year 2006 were characterized by a number of major price trend reversals in both financial and commodity markets. Profits were earned early in the year as directional trends emerged. However, these trends did not last and major price corrections occurred in May, most notably in metals and equity indices. The Advisors successfully navigated through a difficult trading environment in the summer, and benefited from the optimistic market conditions toward the end of the year. Gains were primarily attributable to trading in equity indices, metals, and interest rates and were partially offset by losses recognized in the trading in energy, agricultural commodities, and currencies.

The stock index sector was the greatest contributor of profits for the year. The Partnership positioned to capitalize on rising global equity valuations supported by lowered oil prices and increased optimism over economic growth. In metal markets, both precious metals and based metals rallied strongly early on as demand from emerging markets continued to soar. Metals prices reached unsustainable levels in May and tumbled amid concerns that rising interest rates may slow demand. Gains were earned in metals, as the advisors were able to capture the upward trend in prices while minimizing losses during the correction. Profits from trading U.S. short-term rates were sufficient to offset small losses realized in trading global fixed income, providing positive lift to the performance.

Partially offsetting gains were losses in energy, agricultural commodities, and currency. Losses were realized in energy markets as series of unanticipated supply and demand imbalances coupled with geopolitical uncertainties throughout the year produced unfavorable trading ranges and sharp price reversals for the petroleum complex. The Partnership also suffered losses in agricultural markets as alternating meteorological conditions between drought and rainfall contributed to irregular price developments. Currency markets remained difficult as economic data and inflationary concerns perplexed directional trading.

The Partnership experienced a net trading loss of $882,972 before brokerage commissions and related fees in 2005. Losses were primarily attributable to the trading of commodity futures in currencies, grains, U.S. interest rates, livestock and softs and were partially offset by gains in energy, non – U.S. interest rates, metals, indices and lumber.

The year 2005 was characterized by several events that made it generally difficult for the Partnership’s advisors to navigate the markets successfully and retain profits when earned. Profits were earned in energy, metals and stock indices as these sectors had the most pronounced price trends while losses were incurred in currency, interest rate and agricultural markets. Over the course of the year, the general partner allocated partnership assets to advisors which tended to have shorter-term and more fundamentally based trading strategies in effort to capitalize on evolving market conditions.

Crude oil and natural gas prices increased throughout the year dramatically reaching their peaks post Hurricanes Katrina and Rita. These markets provided extended trending patterns for the Advisors and resulted in profits for the partnership.

Both the precious and base or industrial metals sectors saw nearly uninterrupted rises in prices for the year which allowed the majority of the Advisors to trade profitably. Of particular note was the price of gold which rose to over $500 an ounce by the end of the year. Base metals such as zinc, copper and aluminum also experienced substantial price increases as global demand and speculative trading spurred prices.

In financial markets, foreign stock market indices were the most profitable sector for the Partnership for the year as a resurging Japanese economy and positive political news in Europe propelled these markets out of long-term doldrums.

Currency trading was unprofitable with the focus being the U.S. dollar versus both European and Asian currencies. After a prolonged decline in 2004, the U.S. dollar defied expectations for further weakness and rallied in January resulting in losses for the advisors at the beginning of the year. The dollar continued strengthening through the second quarter but encountered a prolonged period of volatility at the beginning of the third quarter with the Chinese governments decision to revalue the Chinese yuan. Interest rate trading was mixed with gains in non-US contracts more than offset by losses in US interest rate positions.

The Partnership experienced net trading gains of $11,282,023 before commissions and expenses in 2004. Gains were primarily attributable to the trading of energy, grains, non-U.S. interest rates, livestock and lumber and were partially offset by losses recognised in the trading of currencies, U.S. interest rates, metals, softs and indices.

In the General Partner’s opinion, the Advisors continue to employ trading methods and produce results consistent with the objectives of the Partnership and expectations for the Advisors’ programs. The General Partner continues to monitor the Advisors’ performance on a daily, weekly, monthly and annual basis to assure these objectives are met.

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

Technological Risk — the risk of loss attributable to technological limitations or hardware failure that constrain the Partnership’s ability to gather, process, and communicate information efficiently and securely, without interruption, to customers, among Redeemable Units within the Partnership, and in the markets where the Partnership participates.

Legal/Documentation Risk — the risk of loss attributable to deficiencies in the documentation of transactions (such as trade confirmations) and customer relationships (such as master netting agreements) or errors that result in noncompliance with applicable legal and regulatory requirements.

Financial Control Risk — the risk of loss attributable to limitations in financial systems and controls. Strong financial systems and controls ensure that assets are safeguarded, that transactions are executed in accordance with management’s authorization, and that financial information utilized by management and communicated to external parties, including the Partnership’s Redeemable Unit holders, creditors, and regulators, is free of material errors.

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

Foreign currency contracts are those contracts where the Partnership agrees to receive or deliver a fixed quantity of foreign currency for an agreed-upon price on an agreed future date. Foreign currency contracts are valued daily, and the Partnership’s net equity therein, representing unrealized gain or loss on the contracts as measured by the difference between the forward foreign exchange rates at the dates of entry into the contracts and the forward rates at the reporting dates, is included in the Statements of Financial Condition. Realized gains (losses) and changes in unrealized values on foreign currency contracts are recognized in the period in which the contract is closed or the changes occur and are included in the Statements of Income and Expenses and Partners’ Capital.

The General Partner believes that the accounting policies that will be most critical to the Partnership’s financial condition and results of operations relate to the valuation of the Funds’ positions. The majority of the Fund’s positions, will be exchange-traded futures contracts, which will be valued daily at settlement prices published by the exchanges. Swap contracts generally will be valued by reference to published settlement prices or dealers’ quotes in related markets or other measures of fair value deemed appropriate by the General Partner. The General Partner expects that under normal circumstances substantially all of the Funds’ assets will be valued by objective measures and without difficulty.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk.

Introduction

All of the Partnership’s assets are subject to the risk of trading loss through its investments in the Funds. The Funds are speculative commodity pools. The market sensitive instruments held by them are acquired for speculative trading purposes, and all or substantially all of the Funds’ assets are subject to the risk of trading loss. Unlike an operating company, the risk of market sensitive instruments is integral, not incidental, to the Funds’ main line of business.

The risk to the limited partners that have purchased interests in the Partnership is limited to the amount of their capital contributions to the Partnership and their share of Partnership assets and undistributed profits. This limited liability is a consequence of the organization of the Partnership as a limited partnership under applicable law.

Market movements result in frequent changes in the fair market value of the Funds’ open positions and, consequently, in its earnings and cash flow. The Funds’ market risk is influenced by a wide variety of factors, including the level and volatility of interest rates, exchange rates, equity price levels, the market value of financial instruments and contracts, the diversification results among the Funds’ open positions and the liquidity of the markets in which they trades.

The Fund rapidly acquires and liquidates both long and short positions in a wide range of different markets. Consequently, it is not possible to predict how a particular future market scenario will affect performance, and the Funds’ past performance is not necessarily indicative of its future results.

Value at Risk is a measure of the maximum amount which the Fund could reasonably be expected to lose in a given market sector. However, the inherent uncertainty of the Funds’ speculative trading and the recurrence in the markets traded by the Fund of market movements far exceeding expectations could result in actual trading or non-trading losses far beyond the indicated Value at Risk or the Funds’ experience to date (i.e., ‘‘risk of ruin’’). In light of the foregoing as well as the risks and uncertainties intrinsic to all future projections, the inclusion of the quantification in this section should not be considered to constitute any assurance or representation that the Funds’ losses in any market sector will be limited to Value at Risk or by the Funds’ attempts to manage its market risk.

Quantifying the Partnership’s Trading Value at Risk

The following quantitative disclosures regarding the Partnership’s market risk exposures contain ‘‘forward-looking statements’’ within the meaning of the safe harbor from civil liability provided for such statements by the Private Securities Litigation Reform Act of 1995 (set forth in Section 27A of the Securities Act of 1933, as amended (the ‘‘Securities Act’’) and Section 21E of the Securities Exchange Act of 1934, as amended (the ‘‘Exchange Act’’)). All quantitative disclosures in this section are deemed to be forward-looking statements for purposes of the safe harbor except for statements of historical fact (such as the terms of particular contracts and the number of market risk sensitive instruments held during or at the end of the reporting period).

The Partnership’s risk exposure in the various market sectors traded by the Advisors is quantified below in terms of Value at Risk. Due to the Partnership’s mark-to-market accounting, any loss in the fair value of the Partnership’s open positions including investments in the Funds is directly reflected in the Partnership’s earnings (realized and unrealized) and cash flows.

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

In the case of market sensitive instruments which are not exchange traded (almost exclusively currencies in the case of the Partnership), the margin requirements for the equivalent futures positions have been used as Value at Risk. In those rare cases in which a futures-equivalent margin is not available, dealers’ margins have been used.

The fair value of the Partnership’s futures and forward positions does not have any optionality component. However, certain of the Advisors trade commodity options. Where this instrument is a futures contract, the futures margin has been used, and where this instrument is a physical commodity, the futures-equivalent maintenance margin has been used. This calculation is conservative in that it assumes that the fair value of an option will decline by the same amount as the fair value of the underlying instrument, whereas, in fact, the fair values of the options traded by the Partnership in almost all cases fluctuate to a lesser extent than those of the underlying instruments.

In quantifying the Partnership’s Value at Risk, 100% positive correlation in the different positions held in each market risk category has been assumed. Consequently, the margin requirements applicable to the open contracts have simply been added to determine each trading category’s aggregate Value at Risk. The diversification effects resulting from the fact that the Funds’ positions are rarely, if ever, 100% positively correlated have not been reflected.

The Partnership’s Trading Value at Risk in Different Market Sectors

The following tables indicate the trading Value at Risk associated with the Partnership’s investment in the Funds by market category as of December 31, 2006 and 2005, and the highest, lowest and average value at any point during the years. All open position trading risk exposures have been included in calculating the figures set forth below.

As of December 31, 2006, Campbell Master’s total capitalization was $327,090,390. The Partnership owned 4.4% of Campbell Master.

December 31, 2006

Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies:
— OTC Contracts	$15,016,041	4.59%	$17,869,028	$5,102,819	$11,771,658
Energy	2,724,500	0.83%	6,696,300	1,379,740	3,537,528
Interest Rates U.S.	2,171,100	0.66%	4,957,075	165,762	2,233,788
Interest Rates Non-U.S.	7,571,289	2.31%	7,571,289	1,654,254	4,112,461
Metals
— Exchange Traded Contracts	121,910	0.04%	417,325	28,100	200,295
— OTC Contracts	445,940	0.14%	1,709,668	341,250	822,165
Indices	14,314,774	4.38%	15,606,471	1,658,464	8,170,418
Total	$42,365,554	12.95%

*	Annual average based on month-end Value at Risk

As of December 31, 2006, Willowbridge Master’s total capitalization was $183,568,130. The Partnership owned 6.5% of Willowbridge Master.

December 31, 2006

Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies:
— Exchange Traded Contracts	$5,763,380	3.14%	$11,940,767	$31,341	$5,960,529
Energy	4,641,000	2.53%	10,936,000	812,175	7,048,825
Grains	2,691,575	1.47%	2,888,800	141,200	1,318,508
Interest Rates Non-U.S.	5,904,917	3.21%	11,303,300	650,146	5,267,546
Livestock	152,150	0.08%	158,100	140,800	148,138
Metals:
— Exchange Traded Contracts	3,208,500	1.75%	7,087,500	787,500	1,820,333
Softs	1,890,300	1.03%	2,496,350	144,800	858,695
Total	$24,251,822	13.21%

*	annual average based on month-end Value at Risk.

As of December 31, 2006, Winton Master’s total capitalization was $272,883,158.
The Partnership owned 5.4% of Winton Master.

Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies:
— Exchange Traded Contracts	$3,942,532	1.45%	$5,825,674	$2,506,658	$3,647,677
Energy	3,230,800	1.18%	3,807,300	588,575	2,182,853
Grains	506,236	0.19%	654,037	188,657	359,104
Interest Rates U.S.	816,375	0.30%	4,597,500	332,923	3,811,149
Interest Rates Non-U.S.	6,693,226	2.45%	10,839,225	3,996,398	6,777,258
Livestock	192,325	0.07%	233,125	44,100	172,722
Metals:
— Exchange Traded Contracts	709,190	0.26%	1,067,170	405,020	717,929
— OTC Contracts	4,233,272	1.55%	4,233,272	568,612	1,974,830
Indices	17,383,325	6.37%	20,422,499	2,308,935	10,107,614
Softs	553,435	0.20%	1,253,555	141,201	563,670
Total	$38,260,716	14.03%

*	annual average based on month-end Value at Risk.

As of December 31, 2006, Graham Master’s total capitalization was $226,673,516. The Partnership owned 5.8% of Graham Master.

December 31, 2006

Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies:
— OTC Contracts	$12,761,761	5.63%	$12,761,761	$4,389	$5,383,903
Energy	506,800	0.22%	919,454	91,000	430,399
Grains	153,975	0.07%	2,340,603	52,279	408,617
Interest Rates U.S.	428,000	0.19%	3,171,500	21,197	1,262,674
Interest Rates Non-U.S.	5,607,373	2.47%	5,607,373	711,084	3,057,043
Metals:
— Exchange Traded Contracts	18,000	0.01%	100,000	5,000	28,833
— OTC Contracts	604,287	0.27%	1,169,756	10,350	342,463
Indices	487,235	0.22%	688,799	148,926	599,812
Softs	15,287,954	6.74%	20,158,249	315,426	8,578,771
Total	$35,855,385	15.82%

*	Annual average based on month-end Value at Risk.

As of December 31, 2005, the Partnership’s total capitalization was approximately $58,008,725.

December 31, 2005

Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies:
– OTC	$328,390	0.57%	$1,514,747	$61,678	$359,471
Energy	3,500	0.01%	1,483,500	3,500	348,192
Grains	3,200	0.00%**	399,450	3,200	114,741
Interest Rates U.S.	38,117	0.07%	626,050	1,535	157,249
Interest Rates Non-U.S.	107,222	0.18%	1,132,647	17,060	316,042
Livestock	3,200	0.00%**	57,500	3,200	10,517
Metals
– OTC	15,150	0.03%	362,805	10,686	115,157
Softs	23,464	0.04%	347,992	9,784	119,264
Indices	400,643	0.69%	1,734,749	38,655	602,265
Total	$922,886	1.59%

*	Annual average based on month-end Value at Risk.

**	due to rounding

Material Limitations on Value at Risk as an Assessment of Market Risk

The face value of the market sector instruments held by the Partnership is typically many times the applicable maintenance margin requirement (margin requirements generally range between 2% and 15% of contract face value) as well as many times the capitalization of the Partnership. The magnitude of the Partnership’s open positions creates a ‘‘risk of ruin’’ not typically found in most other investment vehicles. Because of the size of its positions, certain market conditions — unusual, but historically recurring from time to time — could cause the Partnership to incur severe losses over a short period of time. The foregoing Value at Risk table — as well as the past performance of the Partnership — give no indication of this ‘‘risk of ruin.’’

Non-Trading Risk

The Partnership has non-trading market risk on its foreign cash balances not needed for margin. However, these balances (as well as any market risk they represent) are immaterial.

Materiality as used in this section, ‘‘Qualitative and Quantitative Disclosures About Market Risk,’’ is based on an assessment of reasonably possible market movements and the potential losses caused by such movements, taking into account the leverage, optionality and multiplier features of the Partnership’s market sensitive instruments.

Qualitative Disclosures Regarding Primary Trading Risk Exposures

The following qualitative disclosures regarding the Partnership’s/Fund’s market risk exposures — except for (i) those disclosures that are statements of historical fact and (ii) the descriptions of how the Partnership/Fund manages its primary market risk exposures — constitute forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. The Partnership’s/Funds’ primary market risk exposures as well as the strategies used and to be used by the General Partner and the Advisors for managing such exposures are subject to numerous uncertainties, contingencies and risks, any one of which could cause the actual results of the Partnership’s/Fund’s risk controls to differ materially from the objectives of such strategies. Government interventions, defaults and expropriations, illiquid markets, the emergence of dominant fundamental factors, political upheavals, changes in historical price relationships, an influx of new market participants, increased regulation and many other factors could result in material losses as well as in material changes to the risk exposures and the management strategies of the Partnership/Fund. There can be no assurance that the Partnership’s/Fund’s current market exposure and/or risk management strategies will not change materially or that any such strategies will be effective in either the short or long term. Investors must be prepared to lose all or substantially all of their investment in the Partnership.

The following were the primary trading risk exposures of the Partnership/Funds as of December 31, 2006, by market sector.

Interest Rates. Interest rate movements directly affect the price of the futures positions held by the Partnership/Fund and indirectly the value of its stock index and currency positions. Interest rate movements in one country as well as relative interest rate movements between countries materially impact the Partnership’s profitability. The Partnership’s, through its investments in the Funds primary interest rate exposure is to interest rate fluctuations in the United States and other G-8 countries. However, the Partnership/Fund also takes futures positions on the government debt of smaller nations — e.g., Australia.

Currencies. The Partnership’s, through its investments in the Funds currency exposure is to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs. These fluctuations are influenced by interest rate changes as well as political and general economic conditions. The General Partner does not anticipate that the risk profile of the Partnership’s/Funds’ currency sector will change significantly in the future. The currency trading Value at Risk figure includes foreign margin amounts converted into U.S. dollars with an incremental adjustment to reflect the exchange rate risk inherent to the U.S. dollar-based Partnership in expressing Value at Risk in a functional currency other than U.S. dollars.

Stock Indices. The Partnership’s, through its investments in the Funds primary equity exposure is to equity price risk in the G-8 countries. The stock index futures traded by the Partnership/Fund are limited to futures on broadly based indices. The Partnership/Fund is primarily exposed to the risk of adverse price trends or static markets in the major U.S., European and Japanese indices. (Static markets would not cause major market changes but would make it difficult for the Partnership/Fund to avoid being ‘‘whipsawed’’ into numerous small losses.)

Metals. The Partnership’s, through its investments in the Funds primary metal market exposure is to fluctuations in the price of gold and copper.

Softs. The Partnership’s, through its investments in the Funds primary commodities exposure is to agricultural price movements which are often directly affected by severe or unexpected weather conditions.

Energy. The Partnership’s, through its investments in the Funds primary energy market exposure is to gas and oil price movements, often resulting from political developments in the Middle East. Oil prices can be volatile and substantial profits and losses have been and are expected to continue to be experienced in this market.

Grains. The Partnership’s through its investments in the Funds commodities exposure as to agricultural price movements which are often directly affected by severe unexpected weather conditions.

Qualitative Disclosures Regarding Non-Trading Risk Exposure

The following were the only non-trading risk exposures of the Partnership as of December 31, 2006.

Foreign Currency Balances. The Partnership’s, through its investments in the Funds primary foreign currency balances are in Japanese yen, Euro dollar, British pounds and Swiss francs. The Advisor regularly converts foreign currency balances to U.S. dollars in an attempt to control the Partnership’s/Fund’s non-trading risk.

Qualitative Disclosures Regarding Means of Managing Risk Exposure.

The General Partner monitors and controls the Partnership’s/Fund’s risk exposure on a daily basis through financial, credit and risk management monitoring systems and accordingly believes that it has effective procedures for evaluating and limiting the credit and market risks to which the Partnership/Fund is subject.

The General Partner monitors the Partnership’s/Fund’s performance and the concentration of its open positions, and consults with the Advisors concerning the Partnership’s/Fund’s overall risk profile. If the General Partner felt it necessary to do so, the General Partner could require the Advisors to close out individual positions as well as enter into certain positions on behalf of the Partnership/Funds. However, any such intervention would be a highly unusual event. The General Partner primarily relies on the Advisors’ own risk control policies while maintaining a general supervisory overview of the Partnership’s/Fund’s market risk exposures.

Each Advisor applies its own risk management policies to its trading. The Advisors often follow diversification guidelines, margin limits and stop loss points to exit a position. The Advisors’ research of risk management often suggests ongoing modifications to their trading programs.

As part of the General Partner’s risk management, the General Partner periodically meets with the Advisors to discuss their risk management and to look for any material changes to the Advisors’ portfolio balance and trading techniques. The Advisors are required to notify the General Partner of any material changes to their programs.

Item 8.    Financial Statements and Supplementary Data.

SMITH BARNEY DIVERSIFIED FUTURES FUND L.P.

INDEX TO FINANCIAL STATEMENTS

Page Number
Oath or Affirmation	F-3
Report of Independent Registered Public Accounting Firm	F-4
Financial Statements:
Statements of Financial Condition at December 31, 2006 and 2005	F-5
Condensed Schedules of Investments at December 31, 2006 and 2005	F-6 – F-7
Statements of Income and Expenses for the years ended December 31, 2006, 2005 and 2004	F-8
Statements of Changes in Partners’ Capital for the years ended December 31, 2006, 2005 and 2004	F-9
Statements of Cash Flows for the years ended December 31, 2006, 2005 and 2004	F-10
Notes to Financial Statements	F-11 – F-17
Selected Unaudited Quarterly Financial Data	F-18
Financial Statements of the CMF Campbell Master Fund L.P.
Oath or Affirmation	F-19
Independent Auditors’ Report	F-20
Statements of Financial Condition at December 31, 2006 and 2005	F-21
Condensed Schedule of Investments at December 31, 2006 and 2005	F-22 – F-23
Statements of Income and Expenses for the year ended December 31, 2006 and 2005	F-24
Statements of Changes in Partners’ Capital for the year ended December 31, 2006 and 2005	F-25
Statements of Cash Flows for the year ended December 31, 2006 and 2005	F-26
Notes to Financial Statements	F-27 − F-30
Selected Unaudited Quarterly Financial Data	F-31

SMITH BARNEY DIVERSIFIED FUTURES FUND L.P.

INDEX TO FINANCIAL STATEMENTS—CONTINUED

Page Number
Financial Statements of CMF Willowbridge Argo Master Fund L.P.
Oath or Affirmation.	F-32
Independent Auditors’ Report	F-33
Financial Statements:
Statements of Financial Condition at December 31, 2006 and 2005.	F-34
Condensed Schedule of Investments at December 31, 2006 and 2005.	F-35 – F-36
Statements of Income and Expenses for the year ended December 31, 2006 and for the period July 1, 2005 (commencement of trading operations) to December 31, 2005	F-37
Statements of Changes in Partners’ Capital for the year ended December 31, 2006 and for the period July 1, 2005 (commencement of trading operations) to December 31, 2005	F-38
Statements of Cash Flows for the year ended December 31, 2006 and for the period July 1, 2005 (commencement of trading operations) to December 31, 2005	F-39
Notes to Financial Statements	F-40 – F-43
Selected Unaudited Quarterly Financial Data.	F-44
Financial Statements of CMF Winton Master L.P.
Oath or Affirmation.	F-45
Independent Auditors’ Report	F-46
Financial Statements:
Statements of Financial Condition at December 31, 2006 and 2005.	F-47
Condensed Schedules of Investments at December 31, 2006 and 2005.	F-48 – F-49
Statements of Income and Expenses for the year ended December 31, 2006 and 2005	F-50
Statements of Changes in Partners’ Capital for the year ended December 31, 2006 and 2005	F-51
Statements of Cash Flows for the year ended December 31, 2005 and 2005	F-52
Notes to Financial Statements	F-53 – F-56
Selected Unaudited Quarterly Financial Data.	F-57
Financial Statements of CMF Graham Capital Master Fund L.P.
Oath of Affirmation	F-58
Independent Auditors’ Report	F-59
Financial Statements:
Statement of Financial Condition at December 31, 2006	F-60
Condensed Schedule of Investments at December 31, 2006	F-61
Statement of Income and Expenses for the period April 1, 2006 (commencement of trading operations) to December 31, 2006	F-62
Statement of Changes in Partners’ Capital for the Period April 1, 2006 (commencement of trading operations) to December 31, 2006	F-63
Statement of Cash Flows for the Period April 1, 2006 (commencement of trading operations) to December 31, 2006	F-64
Notes to Financial Statements	F-65 – F-68
Selected Unaudited Quarterly Financial Data	F-69

To the Limited Partners of
Smith Barney Diversified Futures Fund L.P.

To the best of the knowledge and belief of the undersigned, the information contained herein is accurate and complete.

By: Jennifer Magro Chief Financial Officer and Director Citigroup Managed Futures LLC General Partner, Smith Barney Diversified Futures Fund L.P.
Citigroup Managed Futures LLC 731 Lexington Avenue 25th Floor New York, N.Y. 10022 212-559-2011

Report of Independent Registered Public Accounting Firm

The Partners
Smith Barney Diversified Futures Fund L.P.:

We have audited the accompanying statements of financial condition of Smith Barney Diversified Futures Fund L.P. (the ‘‘Partnership’’), including the condensed schedules of investments, as of December 31, 2006 and 2005, and the related statements of income and expenses, changes in partners’ capital, and cash flows for each of the years in the three-year period ended December 31, 2006. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Smith Barney Diversified Futures Fund L.P. as of December 31, 2006 and 2005, and the results of its operations, changes in its partners’ capital and its cash flows for each of the years in the three-year period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

New York, New York
March 22, 2007

Smith Barney Diversified Futures Fund L.P.
Statements of Financial Condition
December 31, 2006 and 2005

	2006	2005
Assets:
Investment in Partnerships, at fair value (Note 5)	$54,294,756	$43,555,768
Equity in commodity futures trading account:
Cash (restricted $0 and $1,000,127 in 2006 and 2005, respectively) (Note 3c)	48,213	15,272,733
Unrealized appreciation on open forward contracts	—	672,909
	54,342,969	59,501,410
Interest receivable (Note 3c)	—	36,929
	$54,342,969	$59,538,339
Liabilities and Partners’ Capital:
Liabilities:
Net unrealized depreciation on open futures positions	$—	$30,126
Unrealized depreciation on open forward contracts	—	445,992
Accrued expenses:
Brokerage commissions (Note 3c)	249,072	275,893
Management fees (Note 3b)	83,980	93,168
Incentive fees (Note 3b)	26,786	—
Professional fees	21,199	36,227
Other	9,245	12,394
Redemptions payable (Note 6)	556,176	635,814
	946,458	1,529,614
Partners’ Capital (Notes 1 and 6):
General Partner, 1,276.7484 Unit equivalents outstanding in 2006 and 2005	2,122,569	2,057,289
Limited Partners, 30,841.7629 and 34,723.3527 Redeemable Units of Limited Partnership Interest outstanding in 2006 and 2005, respectively	51,273,942	55,951,436
	53,396,511	58,008,725
	$54,342,969	$59,538,339

See accompanying notes to financial statements.

Smith Barney Diversified Fund L.P.
Condensed Schedule of Investments
December 31, 2006

Investment In Partnerships	Fair Value	% of Partners’ Capital
CMF Campbell Master Fund L.P.	$14,378,898	26.93%
CMF Willowbridge Argo Master Fund L.P.	11,937,682	22.35
CMF Winton Master L.P.	14,767,400	27.66
CMF Graham Capital Master Fund L.P.	13,210,776	24.74
Total fair value	$54,294,756	101.68%

Percentages are based on Partners’ Capital unless otherwise indicated

See accompanying notes to financial statements.

Smith Barney Diversified Futures Fund L.P.
Condensed Schedule of Investments
December 31, 2005

	Fair Value	% of Partners’ Capital
Futures Contracts Purchased
Energy	$590	0.00%*
Grains	(987)	(0.00)*
Interest Rates Non-U.S.	20,559	0.04
Interest Rates U.S.	(6,486)	(0.01)
Indices	(11,212)	(0.02)
Livestock	(3,091)	(0.01)
Softs	6,630	0.01
Total futures contracts purchased	6,003	0.01
Futures Contracts Sold
Grains	(4,374)	(0.01)
Interest Rates Non-U.S.	10,122	0.02
Interest Rates U.S.	(19,816)	(0.03)
Softs	(22,061)	(0.04)
Total futures contracts sold	(36,129)	(0.06)
Unrealized Appreciation on Open Forward Contracts
Currencies	276,417	0.48
Metals	396,492	0.68
Total Unrealized Appreciation on Open Forward Contracts	672,909	1.16
Unrealized Depreciation on Open Forward Contracts
Currencies	(192,507)	(0.33)
Metals	(253,485)	(0.44)
Total Unrealized Depreciation on Open Forward Contracts	(445,992)	(0.77)
Investment in Partnerships
CMF Campbell Master Fund L.P.	15,349,869	26.46
CMF Willowbridge Argo Master Fund L.P.	12,573,482	21.67
CMF Winton Master L.P.	15,632,417	26.95
Total Investments in Partnerships	43,555,768	75.08
Total fair value	$43,752,559	75.42%

Percentages are based on Partners’ Capital unless otherwise indicated

* Due to rounding

See accompanying notes to financial statements.

Smith Barney Diversified Futures Fund L.P.
Statements of Income and Expenses
for the years ended
December 31, 2006, 2005 and 2004

	2006	2005	2004
Income:
Net gains (losses) on trading of commodity interests:
Realized gains (losses) on closed positions and foreign currencies	$681,227	$(5,643,465)	$13,010,644
Change in unrealized gains (losses) on open positions and investment in partnerships	5,165,933	4,760,493	(1,728,621)
	5,847,160	(882,972)	11,282,023
Interest income (Note 3c)	125,292	501,524	640,231
	5,972,452	(381,448)	11,922,254
Expenses:
Brokerage commissions including clearing fees of $17,337, $42,034 and $124,623, respectively (Note 3c)	3,088,967	3,461,689	4,095,297
Management fees (Note 3b)	1,035,513	1,146,268	1,334,878
Incentive fees (Note 3b)	65,135	296,368	1,959,015
Professional fees	81,120	53,824	65,980
Other	31,799	26,447	22,801
	4,302,534	4,984,596	7,477,971
Net income (loss)	$1,669,918	$(5,366,044)	$4,444,283
Net income (loss) per Redeemable Unit of Limited Partnership Interest and General Partner Unit equivalent (Notes 1 and 7)	$51.13	$(135.01)	$109.72

See accompanying notes to financial statements.

Smith Barney Diversified Futures Fund L.P.
Statements of Changes in Partners’ Capital
for the years ended
December 31, 2006, 2005 and 2004

	Limited Partners	General Partner	Total
Partners’ Capital at December 31, 2003	$69,637,768	$2,089,578	$71,727,346
Net income	4,304,199	140,084	4,444,283
Sale of 1.1848 Redeemable Units of Limited Partnership Interest	1,995	—	1,995
Redemption of 4,184.0716 Redeemable Units of Limited Partnership Interest	(6,942,766)	—	(6,942,766)
Partners’ Capital at December 31, 2004	67,001,196	2,229,662	69,230,858
Net loss	(5,193,671)	(172,373)	(5,366,044)
Redemption of 3,642.8547 Redeemable Units of Limited Partnership Interest	(5,856,089)	—	(5,856,089)
Partners’ Capital at December 31, 2005	55,951,436	2,057,289	58,008,725
Net income	1,604,638	65,280	1,669,918
Redemption of 3,881.5898 Redeemable Units of Limited Partnership Interest	(6,282,132)	—	(6,282,132)
Partners’ Capital at December 31, 2006	$51,273,942	$2,122,569	$53,396,511

Net Assets Per Redeemable Unit:

2004	$1,746.36
2005	$1,611.35
2006	$1,662.48

See accompanying notes to financial statements.

Smith Barney Diversified Futures Fund L.P.
Statements of Cash Flows
for the years ended December 31, 2006, 2005 and 2004

	2006	2005	2004
Cash flows from operating activities:
Net income (loss)	$1,669,918	$(5,366,044)	$4,444,283
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Changes in operating assets and liabilities:
(Increase) decrease in restricted cash	1,000,127	7,097,921	5,281,345
Purchase of Investment in Partnerships	(14,741,156)	(30,546,749)	(14,251,586)
Proceeds from sale of Investments in Partnerships	7,443,223	8,701,947	54,158
Net unrealized (appreciation) depreciation on investment in Partnerships	(3,441,055)	(5,569,077)	(1,944,461)
(Increase) decrease in net unrealized appreciation on open futures positions	—	1,601,032	2,076,171
(Increase) decrease in unrealized appreciation on open forward contracts	672,909	1,577,253	2,010,319
(Increase) decrease in interest receivable	36,929	32,902	(29,598)
Increase (decrease) in net unrealized depreciation on open futures positions	(30,126)	30,126	—
Increase (decrease) in unrealized depreciation on open forward contracts	(445,992)	(1,479,342)	(373,026)
Accrued expenses:
Increase (decrease) in brokerage commissions	(26,821)	(53,917)	(14,288)
Increase (decrease) in management fees	(9,188)	(19,298)	(7,302)
Increase (decrease) in incentive fees	26,786	(78,926)	(682,355)
Increase (decrease) in professional fees	(15,028)	(7,490)	9,679
Increase (decrease) in other	(3,149)	(4,687)	9,661
Net cash provided by (used in) operating activities	(7,862,623)	(24,084,349)	(3,417,000)

Cash flows from financing activities:
Proceeds from additions - Limited Partners	—	—	1,995
Payments for redemptions - Limited Partners	(6,361,770)	(6,205,333)	(6,626,887)
Net cash provided by (used in) financing activities	(6,361,770)	(6,205,333)	(6,624,892)

Net change in cash	(14,224,393)	(30,289,682)	(10,041,892)
Unrestricted cash, at beginning of year	14,272,606	44,562,288	54,604,180
Unrestricted cash, at end of year	$48,213	$14,272,606	$44,562,288
Non Cash financing activities:
Contribution of open commodity futures and forwards positions	$—	$(1,333,742)	$(802,609)

See accompanying notes to financial statements.

Smith Barney Diversified Futures Fund L.P.
Notes to Financial Statements

1.    Partnership Organization:

Smith Barney Diversified Futures Fund L.P. (the ‘‘Partnership’’) is a limited partnership which was organized on August 13, 1993 under the partnership laws of the State of New York to engage in the speculative trading of a diversified portfolio of commodity interests including futures contracts, options and forward contracts. The commodity interests that are traded by the Partnership are volatile and involve a high degree of market risk. The Partnership was authorized to sell 300,000 redeemable units of Limited Partnership Interest (‘‘Redeemable Units’’) during its initial offering period.

Citigroup Managed Futures LLC, a Delaware Limited Liability company, acts as the general partner (the ‘‘General Partner’’) and commodity pool operator of the Partnership. The Partnership’s commodity broker is Citigroup Global Markets Inc. (‘‘CGM’’). CGM is an affiliate of the General Partner. The General Partner is wholly owned by Citigroup Global Markets Holdings Inc. (‘‘CGMHI’’), which is the sole owner of CGM. CGMHI is a wholly owned subsidiary of Citigroup Inc.

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

2.    Accounting Policies:

a.	The value of the Partnership’s investment in other partnerships reflects the Partnerhip’s proportional interest in the other partnerships. All commodity interests (including derivative financial instruments and derivative commodity instruments) held by the other partnerships are used for trading purposes. The commodity interests are recorded on trade date and open contracts are recorded in the statements of financial condition at fair value on the last business day of the year, which represents market value for those commodity interests for which market quotations are readily available. Investments in commodity interests denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing on the last business day of the year. Realized gains (losses) and changes in unrealized gains (losses) on open positions are recognized in the period in which the contract is closed or the changes occur and are included in net gains (losses) on trading of commodity interests.

b.	The Partnership may purchase and write (sell) options. An option is a contract allowing, but not requiring, its holder to buy (call) or sell (put) a specific or standard commodity or financial instrument at a specified price during a specified time period. The option premium is the total price paid or received for the option contract. When the Partnership writes an option, the premium received is recorded as a liability in the statements of financial condition and marked to market daily. When the Partnership purchases an option, the premium paid is recorded as an asset in the statements of financial condition and marked to market daily. The Partnership did not directly hold any options as of December 31, 2006.

c.	Income taxes have not been provided as each partner is individually liable for the taxes, if any, on their share of the Partnership’s income and expenses.

On July 13, 2006, the FASB released FASB Interpretation No. 48 ‘‘Accounting for Uncertainty in Income Taxes’’ (FIN 48). FIN 48 provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. FIN 48 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the

Smith Barney Diversified Futures Fund L.P.
Notes to Financial Statements

Partnership’s tax returns to determine whether the tax positions are ‘‘more-likely-than-not’’ of being sustained by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax benefit or expense in the current year. Adoption of FIN 48 is required for fiscal years beginning after December 15, 2006 and is to be applied to all open tax positions as of the effective date. Management does not believe that the application of this standard will have a material impact on the financial statements of the Partnership.

d.	The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

e.	Certain prior year amounts have been reclassified to conform to the current year presentation.

3.    Agreements:

a.	Limited Partnership Agreement:

The Limited Partnership Agreement provides that the General Partner shall manage the business of the Partnership and may make all trading decisions for the Partnership.

b.	Management Agreements:

The General Partner has entered into Management Agreements with Campbell & Co., Inc. (‘‘Campbell’’), Winton Capital Management Limited (‘‘Winton’’), Graham Capital Management L.P. (‘‘Graham’’) and Willowbridge Associates, Inc. (‘‘Willowbridge’’), (collectively, the ‘‘Advisors’’), each of which are registered commodity trading advisors. The Advisors are not affiliated with one another, are not affiliated with the General Partner or CGM and are not responsible for the organization or operation of the Partnership. The Partnership will pay Campbell, Graham and Willowbridge a monthly management fee equal to 1/6 of 1% (2% per year) of Net Assets allocated to the Advisors as of the end of each month. Winton will receive a monthly management fee equal to 1/12 of 1.5% (1.5% per year) of Net Assets allocated to it as of the end of each month. Month-end Net Assets, for the purpose of calculating management fees are Net Assets, as defined in the Limited Partnership Agreement, prior to the reduction of redemptions and incentive fees.

In addition, the Partnership is obligated to pay each Advisor an incentive fee, payable quarterly, equal to 20% of the New Trading Profits, as defined in the Management Agreements.

c.	Customer Agreement

The Partnership has entered into a Customer Agreement which provides that the Partnership will pay CGM a monthly brokerage fee equal to 11/24 of 1% (5.5% per year) of month-end Net Assets in lieu of brokerage commissions on a per trade basis. Month-end Net Assets, for the purpose of calculating commissions are Net Assets, as defined in the Limited Partnership Agreement, prior to the reduction of accrued expenses and redemptions payable. CGM will pay a portion of brokerage fees to its financial consultants who have sold Redeemable Units in this offering. Brokerage fees will be paid for the life of the Partnership, although the rate at which such fees are paid may be changed. The Partnership will pay National Futures Association fees as well as exchange, clearing, user, give-up and floor brokerage fees. All of the Partnership’s assets are deposited in the Partnership’s account at CGM. The Partnership’s cash is deposited by CGM in segregated bank accounts to the extent required by Commodity Futures Trading Commission regulations. At December 31, 2006 and 2005, the amount of cash held for margin requirements was $0 and $1,000,127, respectively. CGM has agreed to pay the Partnership interest on 80% of the average daily equity maintained in cash in the Fund’s brokerage account at a 30-day U.S.

Smith Barney Diversified Futures Fund L.P.
Notes to Financial Statements

Treasury bill rate determined by CGM and/or will place up to all the Funds’ assets in 90-day Treasury bills. The Partnership will receive 80% of its applicable share of the interest earned on the Treasury bills through its investments in Partnerships and CGM will be paid 20% of the interest. The Customer Agreement between the Partnership and CGM gives the Partnership the legal right to net unrealized gains and losses. The Customer Agreement may be terminated upon notice by either party.

4.    Trading Activities:

The Partnership was formed for the purpose of trading contracts in a variety of commodity interests, including derivative financial instruments and derivative commodity instruments. The results of the Partnership’s trading activities are shown in the statements of income and expenses.

Any commodity interests owned by the Partnership are held for trading purposes. The average fair value during the years ended December 31, 2006 and 2005, based on a monthly calculation, was $21,395 and $557,700, respectively.

5.    Investment in Partnerships:

On November 1, 2004, the assets allocated to Winton for trading were invested in the CMF Winton Master L.P., a limited partnership organized under the partnership laws of New York State (‘‘Winton Master’’). The Partnership purchased 15,054.1946 Units of Winton Master with cash equal to $14,251,586, and a contribution of open commodity futures and forward positions with a value of $802,609. Winton Master was formed in order to permit commodity pools managed now or in the future by Winton using its Diversified Program, to invest together in one trading vehicle. The General Partner is the general partner of the Winton Master. Individual and pooled accounts currently managed by Winton, including the Partnership are permitted to limited partners of the Winton Master. The General Partner and Winton believe that trading through this structure should promote efficiency and economy in the trading process. Expenses to investors as a result of the investment in Winton Master are approximately the same and redemption rights are not affected.

On January 1, 2005, the assets allocated to Campbell for trading were invested in the CMF Campbell Master Fund L.P. (‘‘Campbell Master’’), a limited partnership organized under the partnership laws of the State of New York. The Partnership purchased 19,621.1422 Units of Campbell Master equal to $19,428,630, and a contribution of open commodity futures and forward positions with a value of $192,512. Campbell Master was formed in order to permit commodity pools managed now or in the future by Campbell using its Financials Metals and Energy ‘‘FME’’ Portfolio, to invest together in one trading vehicle. The General Partner is the general partner of Campbell Master. Individual and pooled accounts currently managed by Campbell, including the Partnership are permitted to be limited partners of Campbell Master. The General Partner and Campbell believe that trading through this structure should promote efficiency and economy in the trading process. Expenses to investors as a result of the investment in Campbell Master are approximately the same and redemption rights are not affected.

On July 1, 2005, the assets allocated to Willowbridge for trading were invested in the CMF Willowbridge Argo Master Fund L.P. (‘‘Willowbridge Master’’), a limited partnership organized under the partnership laws of the State of New York. The Partnership purchased 12,259.3490 Units of Willowbridge Master with cash equal to $11,118,119, and a contribution of open commodity futures and forward positions with a fair value of $1,141,230. Willowbridge Master was formed in order to permit commodity pools managed now or in the future by Willowbridge using its Argo Trading Program to invest together in one trading vehicle. The General Partner is the general partner of Willowbridge Master. Individual and pooled accounts currently managed by Willowbridge, including the Partnership are permitted to be limited partners of Willowbridge Master. The General Partner and Willowbridge believe that trading through this structure should promote efficiency and economy in the trading process. Expenses to investors as a result of the investment in Willowbridge Master are approximately the same and redemption rights are not affected.

Smith Barney Diversified Futures Fund L.P.
Notes to Financial Statements

On April 1, 2006, the assets allocated to Graham for trading were invested in the CMF Graham Capital Master Fund L.P. (‘‘Graham Master’’), a limited partnership organized under the partnership laws of the State of New York. The partnership purchased 14,741.1555 Units of the Graham Master with cash equal to $14,741,156. Graham Master was formed in order to permit accounts managed now or in the future by Graham using the Multi Trend Program at 125% Leverage, to invest together in one trading vehicle. The General Partner of the Partnership is the General Partner of the Graham Master. Individual and pooled accounts currently managed by Graham, including the Partnership, are permitted to be limited partners of the Graham Master. The General Partner and Graham believe that trading through this structure promotes efficiency and economy in the trading process. Expenses to investors as a result of the investment in the Graham Master are approximately the same and redemption rights are not affected.

Campbell Master’s, Graham Master’s, Willowbridge Master’s and Winton Master’s (the ‘‘Funds’’), trading of futures, forwards and options contracts, if applicable, on commodities is done primarily on United States of America commodity exchanges and foreign commodity exchanges. The Funds all engage in such trading through commodity brokerage accounts maintained with CGM.

A limited partner may withdraw all or part of its capital contribution and undistributed profits, if any, from the Funds in multiples of the net asset value per unit of limited partnership interest as of the last day of a month after a request for redemption has been made to the General Partner at least 3 days in advance of month-end.

Management and incentive fees are charged at the Partnership level. All exchange, clearing, user, give-up, floor brokerage and National Futures Association fees are borne by the Funds. All other fees including CGM’s direct brokerage commission are charged at the Partnership level.

At December 31, 2006 the Partnership owned 4.4%, 6.5%, 5.4% and 5.8% of Campbell Master, Willowbridge Master, Winton Master and Graham Master, respectively. At December 31, 2005 the Partnership owned 4.7%, 7.4% and 8.7%, respectively of Campbell Master, Willowbridge Master and Winton Master. It is Campbell’s, Graham’s, Winton’s and Willowbridge’s intention to continue to invest the assets allocated to each by the Partnership in Campbell Master, Graham Master, Winton Master and Willowbridge Master, respectively. The performance of the Partnership is directly affected by the performance of the Funds.

Summarized information reflecting the total assets, liabilities and capital for the Funds is shown in the following tables.

	December 31, 2006
	Investments’ Total Assets	Investments’ Total Liabilities	Investments’ Total Capital
Campbell Master	$338,859,002	$11,768,612	$327,090,390
Willowbridge Master	184,225,476	657,346	183,568,130
Winton Master	276,590,109	3,706,951	272,883,158
Graham Master	229,982,015	3,308,499	226,673,516
Total	$1,029,656,602	$19,441,408	$1,010,215,194

	December 31, 2005
	Investments’ Total Assets	Investments’ Total Liabilities	Investments’ Total Capital
Campbell Master	$347,366,314	$20,975,541	$326,390,773
Willowbridge Master	170,157,028	474,977	169,682,051
Winton Master	182,130,723	3,524,134	178,606,589
Total	$699,654,065	$24,974,652	$674,679,413

Smith Barney Diversified Futures Fund L.P.
Notes to Financial Statements

Summarized information reflecting the Partnership’s investment in, and the operations of, the Funds are shown in the following tables.

Investment	% of Partnership’s Net Assets	Fair Value	Income (loss)	Expenses		Net Income (Loss)	Investment Objective	Redemptions Permitted
				Commissions	Other
For the year ended December 31, 2006
Campbell Master	26.93%	$14,378,898	$1,507,960	$13,638	$2,256	$1,492,066	Financial & Metals Portfolio	Monthly
Willowbridge Master	22.35%	11,937,682	950,081	47,133	2,361	900,587	Commodity Portfolio	Monthly
Winton Master	27.66%	14,767,400	2,723,334	59,897	1,208	2,662,229	Commodity Portfolio	Monthly
Graham Master	24.74%	13,210,776	343,619	32,744	3,031	307,844	Commodity Portfolio	Monthly
Total		$54,294,756	$5,524,994	$153,412	$8,856	$5,362,726

Investment	% of Partnership’s Net Assets	Fair Value	Income (loss)	Expenses		Net Income (Loss)	Investment Objective	Redemptions Permitted
				Commissions	Other
For the year ended December 31, 2005
Campbell Master	26.46%	$15,349,869	$2,342,834	$26,931	$3,051	$2,312,852	Financials & Metals Portfolio	Monthly
Willowbridge Master	21.67%	12,573,482	851,372	25,811	2,290	823,271	Commodity Portfoilo	Monthly
Winton Master	26.95%	15,632,417	2,139,042	113,572	5,768	2,019,702	Commodity Portfolio	Monthly
Total		$43,555,768	$5,333,248	$166,314	$11,109	$5,155,825

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

Smith Barney Diversified Futures Fund L.P.
Notes to Financial Statements

7.    Financial Highlights:

Changes in the Net Asset Value per Redeemable Unit of Limited Partnership Interest for the years ended December 31, 2006, 2005 and 2004 are as follows:

	2006	2005	2004
Net realized and unrealized gains (losses)*	$83.14	$(108.35)	$173.57
Interest income	3.52	13.13	15.31
Expenses**	(35.53)	(39.79)	(79.16)
Increase (decrease) for the year	51.13	(135.01)	109.72
Net Asset Value per Redeemable Unit, beginning of year	1,611.35	1,746.36	1,636.64
Net Asset Value per Redeemable Unit, end of year	$1,662.48	$1,611.35	$1,746.36

*	Includes brokerage commissions

**	Excludes brokerage commissions

	2006	2005	2004
Ratios to average net assets:
Net investment loss before incentive fees***	(7.4)%	(6.8)%	(7.0)%
Operating expenses	7.7%	7.6%	7.9%
Incentive fees	0.1%	0.5%	2.8%
Total expenses	7.8%	8.1%	10.7%
Total return:
Total return before incentive fees	3.3%	(7.3)%	9.7%
Incentive fees	(0.1)%	(0.4)%	(3.0)%
Total return after incentive fees	3.2%	(7.7)%	6.7%

***	Interest income less total expenses (exclusive of incentive fees)

The above ratios may vary for individual investors based on the timing of capital transactions during the year. Additionally, these ratios are calculated for the Limited Partner class using the Limited Partners’ share of income, expenses and average net assets.

8.    Financial Instrument Risks:

In the normal course of its business, the Partnership, through its investment in the Funds is party to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments. These financial instruments may include forwards, futures and options, whose values are based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash flows, to purchase or sell other financial instruments at specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange or over-the-counter (‘‘OTC’’). Exchange traded instruments are standardized and include futures and certain option contracts. OTC contracts are negotiated between contracting parties and include forwards and certain options. Each of these instruments is subject to various risks similar to those related to the underlying financial instruments including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange traded instruments because of the greater risk of default by the counterparty to an OTC contract.

Smith Barney Diversified Futures Fund L.P.
Notes to Financial Statements

Market risk is the potential for changes in the value of the financial instruments traded by the Funds due to market changes, including interest and foreign exchange rate movements and fluctuations in commodity or security prices. Market risk is directly impacted by the volatility and liquidity in the markets in which the related underlying assets are traded.

Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. Credit risk with respect to exchange traded instruments is reduced to the extent that an exchange or clearing organization acts as a counterparty to the transactions. The Funds’ risk of loss in the event of counterparty default is typically limited to the amounts recognized in the statements of financial condition and not represented by the contract or notional amounts of the instruments. The Funds have credit risk and concentration risk because the sole counterparty or broker with respect to the Funds’ assets is CGM.

The General Partner monitors and controls the Funds’ risk exposure on a daily basis through financial, credit and risk management monitoring systems, and accordingly believes that it has effective procedures for evaluating and limiting the credit and market risks to which the Funds are subject. These monitoring systems allow the General Partner to statistically analyze actual trading results with risk-adjusted performance indicators and correlation statistics. In addition, on-line monitoring systems provide account analysis of futures, forwards and options positions by sector, margin requirements, gain and loss transactions and collateral positions.

The majority of these instruments mature within one year of December 31, 2006. However, due to the nature of the Funds’ business, these instruments may not be held to maturity.

Selected unaudited quarterly financial data for the Partnership for the years ended December 31, 2006 and 2005 are summarized below:

	For the period from October 1, 2006 to December 31, 2006	For the period from July 1, 2006 to September 30, 2006	For the period from April 1, 2006 to June 30, 2006	For the period from January 1, 2006 to March 31, 2006
Net realized and unrealized trading gains (losses) net of brokerage commissions and clearing fees including interest income	$2,637,253	$(1,288,245)	$1,075,305	$459,172
Net income (loss)	$2,328,110	$(1,571,636)	$781,219	$132,225
Increase (decrease) in Net Asset Value per Redeemable Unit	$71.45	$(45.88)	$21.32	$4.24

	For the period from October 1, 2005 to December 31, 2005	For the period from July 1, 2005 to September 30, 2005	For the period from April 1, 2005 to June 30, 2005	For the period from January 1, 2005 to March 31, 2005
Net realized and unrealized trading gains (losses) and investment in Partnership net of brokerage commissions and clearing fees including interest income	$206,499	$683,603	$(1,219,332)	$(3,513,907)
Net income (loss)	$(93,832)	$381,002	$(1,666,949)	$(3,986,265)
Increase (decrease) in Net Asset Value per Redeemable Unit	$(3.13)	$9.92	$(41.49)	$(100.31)

To the Limited Partners of
CMF Campbell Master Fund L.P.

To the best of the knowledge and belief of the undersigned, the information contained herein is accurate and complete.

By: Jennifer Magro Chief Financial Officer and Director Citigroup Managed Futures LLC General Partner, CMF Campbell Master Fund L.P.
Citigroup Managed Futures LLC 731 Lexington Avenue 25th Floor New York, N.Y. 10022 212-559-2011

Independent Auditor’s Report

The Partners
CMF Campbell Master Fund L.P.:

We have audited the accompanying statements of financial condition of CMF Campbell Master Fund L.P. (the ‘‘Partnership’’), including the condensed schedules of investments as of December 31, 2006 and 2005, and the related statements of income and expenses, changes in partners’ capital, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards as established by the Auditing Standards Board (United States) and in accordance with the auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Partnership is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CMF Campbell Master Fund L.P. as of December 31, 2006 and 2005, and the results of its operations, changes in its partners’ capital, and its cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

New York, New York
March 22, 2007

CMF Campbell Master Fund L.P.
Statements of Financial Condition
December 31, 2006 and 2005

	2006	2005
Assets:
Equity in commodity futures trading account:
Cash (restricted $44,317,594 and $42,476,193 in 2006 and 2005, respectively) (Note 3c)	$308,294,750	$337,483,460
Net unrealized appreciation on open futures positions	8,775,240	—
Unrealized appreciation on open forward contracts	20,584,058	9,103,088
Commodity options owned, at fair value (cost $164,395 and $0 in 2006 and 2005, respectively)	210,824	—
	337,864,872	346,586,548
Interest receivable (Note 3c)	994,130	779,766
	$338,859,002	$347,366,314

Liabilities and Partners’ Capital:
Liabilities:
Commodity options written, at fair value (premium $97,503 and $0 in 2006 and 2005, respectively)	$83,396	$—
Unrealized depreciation on open futures contracts	—	607,801
Unrealized depreciation on open forward contracts	10,679,753	19,546,499
Accrued expenses:
Professional fees	11,333	41,475
Distribution payable (Note 5)	994,130	779,766
	11,768,612	20,975,541

Partners’ Capital:
Limited Partners’ Capital, 268,161.6187 and 286,601.7201 Redeemable Units of Limited Partnership Interest outstanding in 2006 and 2005, respectively	327,090,390	326,390,773
	$338,859,002	$347,366,314

See accompanying notes to financial statements.

CMF Campbell Master Fund L.P.
Condensed Schedule of Investments
December 31, 2006

	Fair Value	% of Partners’ Capital
Futures Contracts Purchased

Energy	$(3,080,773)	(0.94)%
Interest Rates Non-U.S.	(339,745)	(0.10)
Indices	3,819,509	1.17
Total futures contracts purchased	398,991	0.13

Futures Contracts Sold

Energy	72,080	0.02
Interest Rates Non-U.S.	5,660,416	1.73
Interest Rates U.S.	2,734,573	0.84
Metals	(90,820)	(0.03)
Total futures contracts sold	8,376,249	2.56

Unrealized Appreciation on Forward Contracts

Currencies	20,233,076	6.19
Metals	350,982	0.11
Total unrealized appreciation on forward contracts	20,584,058	6.30

Unrealized Depreciation on Forward Contracts

Currencies	(10,161,006)	(3.11)
Metals	(518,747)	(0.16)
Total unrealized depreciation on forward contracts	(10,679,753)	(3.27)

Options Owned

Energy	210,824	0.06

Options Written

Energy	(83,396)	(0.03)

Total fair value	$18,806,973	5.75%

Percentages are based on Partners’ Capital unless otherwise indicated

See accompanying notes to financial statements.

CMF Campbell Master Fund L.P.
Condensed Schedule of Investments
December 31, 2005

	Fair Value	% of Partners’ Capital
Futures Contracts Purchased

Energy	$(2,956,926)	(0.90)%
Interest Rates Non-U.S.	128,183	0.04
Interest Rates U.S.	(22,312)	(0.01)
Indices	(193,762)	(0.06)
Metals	73,100	0.02
Total futures contracts purchased	(2,971,717)	(0.91)

Futures Contracts Sold

Interest Rates Non-U.S.	2,875,170	0.88
Interest Rates U.S.	(435,695)	(0.14)
Indices	(75,559)	(0.02)
Total futures contracts sold	2,363,916	0.72

Unrealized Appreciation on Forward Contracts

Currencies	9,018,132	2.76
Metals	84,956	0.03
Total unrealized appreciation on forward contracts	9,103,088	2.79

Unrealized Depreciation on Forward Contracts

Currencies	(19,539,120)	(5.99)
Metals	(7,379)	(0.00)*
Total unrealized depreciation on forward contracts	(19,546,499)	(5.99)

Total fair value	$(11,051,212)	(3.39)%

Percentages are based on Partners’ Capital unless otherwise indicated

* Due to rounding

See accompanying notes to financial statements.

CMF Campbell Master Fund L.P.
Statements of Income and Expenses
for the years ended December 31, 2006 and 2005

	2006	2005
Income:
Net gains (losses) on trading of commodity interests:
Realized gains (losses) on closed positions and foreign currencies	$(8,703,477)	$53,405,733
Net unrealized gains (losses) on open positions	29,791,293	(13,918,072)
	21,087,816	39,487,661
Interest income (Note 3c)	12,424,375	6,863,937
	33,512,191	46,351,598
Expenses:
Clearing fees	318,206	485,726
Professional fees	52,325	54,450
	370,531	540,176
Net income	$33,141,660	$45,811,422
Net income per Redeemable Unit of Limited Partnership Interest (Notes 1 and 6)	$123.70	$163.17

See accompanying notes to financial statements.

CMF Campbell Master Fund L.P.
Statements of Changes in Partners’ Capital
for the years ended December 31, 2006 and 2005

Partners’ Capital
Initial capital contribution from Limited Partners at January 1, 2005 representing 283,959.2998 Units	$283,959,300
Net income	45,811,422
Sale of 78,580.3523 Redeemable Units of Limited Partnership Interest	83,741,000
Redemption of 75,937.9320 Redeemable Units of Limited Partnership Interest	(80,257,012)
Distribution of interest income to feeder funds	(6,863,937)
Partners’ Capital at December 31, 2005	326,390,773
Net income	33,141,660
Sale of 43,164.5073 Redeemable Units of Limited Partnership Interest	50,450,807
Redemption of 61,604.6087 Redeemable Units of Limited Partnership interest	(70,468,475)
Distribution of interest income to feeder funds	(12,424,375)
Partners’ Capital at December 31, 2006	$327,090,390
Net Asset Value per Redeemable Unit of Limited Partnership Interest:

2005:	$1,138.83
2006:	$1,219.75

See accompanying notes to financial statements.

CMF Campbell Master Fund L.P.
Statements of Cash Flows
for the years ended December 31, 2006 and 2005

	2006	2005
Cash flows from operating activities:
Net income	$33,141,660	$45,811,422
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Changes in operating assets and liabilities:
(Increase) decrease in restricted cash	(1,841,401)	(42,476,193)
(Increase) decrease in net unrealized appreciation on open futures positions	(8,775,240)	4,370,478
(Increase) decrease in unrealized appreciation on open forward contracts	(11,480,970)	7,141,687
(Increase) decrease in options owned at market value	(210,824)	—
(Increase) decrease in interest receivable	(214,364)	(779,766)
Increase (decrease) in options written at market value	83,396	—
Increase (decrease) in net unrealized depreciation on open futures positions	(607,801)	607,801
Increase (decrease) in unrealized depreciation on open forward contracts	(8,866,746)	1,798,105
Accrued expenses:
Increase (decrease) in professional fees	(30,142)	41,475
Net cash provided by (used in) operating activities	1,197,568	16,515,009

Cash flows from financing activities:
Proceeds from additions	50,450,807	364,833,441
Payments for redemptions	(70,468,475)	(80,257,012)
Distribution of interest to feeder funds	(12,210,011)	(6,084,171)
Net cash provided by (used in) financing activities	(32,227,679)	278,492,258

Net change in unrestricted cash	(31,030,111)	295,007,267
Unrestricted cash, at beginning of year	295,007,267	—
Unrestricted cash, at end of year	$263,977,156	$295,007,267
Non cash financing activities:
Contribution of open commodity futures and forwards positions	$—	$2,866,859

See accompanying notes to financial statements.

CMF Campbell Master Fund L.P.

Notes to Financial Statements

1.    Partnership Organization:

CMF Campbell Master Fund L.P. (the ‘‘Master’’) is a limited partnership which was organized under the partnership laws of the State of New York to engage in the speculative trading of a diversified portfolio of commodity interests including futures contracts, options and forward contracts. The commodity interests that are traded by the Master are volatile and involve a high degree of market risk. The Master is authorized to sell an unlimited number of Redeemable units of Limited Partnership Interest (‘‘Units’’).

On January 1, 2005, (date Master commenced trading operations), Smith Barney Potomac Futures Fund L.P. (‘‘Potomac’’) allocated substantially all its capital and Smith Barney Diversified Futures Fund L.P. (‘‘Diversified’’), Smith Barney Diversified Futures Fund L.P. II (‘‘Diversified II’’), Smith Barney Global Markets Futures Fund L.P. (‘‘Global Markets’’), Salomon Smith Barney Global Diversified Futures Fund L.P. (‘‘Global Diversified’’) and Salomon Smith Barney Diversified 2000 Futures Fund L.P. (‘‘Diversified 2000’’) allocated a portion of their capital to the Master. Potomac purchased 173,788.6446 Units of the Master with cash equal to $172,205,653 and a contribution of open commodity futures and forwards positions with a fair value of $1,582,922, Diversified purchased 19,621.1422 Units of the Master with cash equal to $19,428,630 and a contribution of open commodity futures and forwards positions of $192,512, Diversified II purchased 18,800.3931 Units of the Master with cash equal to $18,587,905 and a contribution of open commodity futures and forwards positions of $212,488, Global Markets purchased 2,858.0358 Units of the Master with cash equal to $2,759,784 and a contribution of open commodity futures and forwards positions with a fair value of $98,252 Global Diversified purchased 17,534.8936 Units of the Master with cash equal to $17,341,826 and a contribution of open commodity futures and forwards positions with a fair value of $193,067 and Diversified 2000 purchased 51,356.1905 Units of the Master with cash equal to $50,768,573 and a contribution of open commodity futures and forwards positions with a fair value of $587,618. The Master was formed to permit commodity pools managed now and in the future by Campbell and Company Inc. (the ‘‘Advisor’’), using the FME Large Portfolio Program, the Advisor’s Proprietary trading program, to invest together in one trading vehicle.

The Master operates under a structure where its investors consist of Potomac, Diversified, Diversified II, Global Markets, Global Diversified and Diversified 2000 (each a ‘‘Feeder’’, collectively the ‘‘Funds’’) with 74.0%, 4.4%, 5.1%, 0.9%, 4.3% and 11.3% investments in the Master at December 31, 2006, respectively. Potomac, Diversified, Diversified II, Global Markets, Global Diversified and Diversified 2000 owned 70.8%, 4.7%, 5.4%, 0.9%, 5.0%, and 13.2% investments in the Master at December 31, 2005, respectively.

Citigroup Managed Futures LLC acts as the general partner (the ‘‘General Partner’’) of the Master. The Master’s commodity broker is Citigroup Global Markets Inc. (‘‘CGM’’). CGM is an affiliate of the General Partner. The General Partner is wholly-owned by Citigroup Global Markets Holdings Inc. (‘‘CGMHI’’), which is the sole owner of CGM. CGMHI is a wholly-owned subsidiary of Citigroup Inc. As of December 31, 2006, all trading decisions for the Master are made by the Advisor.

2.    Accounting Policies:

a.	All commodity interests (including derivative financial instruments and derivative commodity instruments) are used for trading purposes. The commodity interests are recorded on trade date and open contracts are recorded in the Statement of Financial Condition at fair value on the last business day of the year, which represents market value for those commodity interests for which market quotations are readily available. Investments in commodity interests denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing on the last business day of the year. Realized gains (losses) and changes in unrealized gains (losses) on open positions are recognized in the period in which the contract is closed or the changes occur and are included in net gains (losses) on trading of commodity interests.

CMF Campbell Master Fund L.P.

Notes to Financial Statements

b.	All of the income and expenses and unrealized gains and losses on trading of commodity interests are determined on each valuation day and are allocated pro rata among the Funds at the time of such determination.

c.	Income taxes have not been provided as each Partner is individually liable for the taxes, if any, on their share of the Master’s income and expenses.

d.	The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

3.    Agreements:

a.	Limited Partnership Agreement:

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

The Master has entered into a Customer Agreement with CGM whereby CGM provides services which include, among other things, the execution of transactions for the Master’s account in accordance with orders placed by the Advisor. All exchange, clearing, user, give-up, floor brokerage and National Futures Association fees are borne by the Master. All other fees including CGM’s direct brokerage commission shall be borne by the Funds. All of the Master’s assets are deposited in the Master’s account at CGM. The Master’s cash is deposited by CGM in segregated bank accounts to the extent required by Commodity Futures Trading Commission regulations. At December 31, 2006 and 2005, the amount of cash held by the Master for margin requirements was $44,317,594 and $42,476,193, respectively. The Customer Agreement between the Master and CGM gives the Master the legal right to net unrealized gains and losses. The Customer Agreement may be terminated upon notice by either party.

4.    Trading Activities:

The Master was formed for the purpose of trading contracts in a variety of commodity interests, including derivative financial instruments and derivative commodity interests. The results of the Master’s trading activities are shown in the Statement of Income and Expenses.

All of the commodity interests owned by the Master are held for trading purposes. The average fair value during the years ended December 31, 2006 and 2005, based on a monthly calculation, was $3,493,466 and $11,094,108, respectively.

5.    Distributions and Redemptions:

Distributions of profits, if any, will be made at the sole discretion of the General Partner and at such times as the General Partner may decide. A Limited Partner may require the Partnership to redeem their

CMF Campbell Master Fund L.P.

Notes to Financial Statements

Redeemable Units at their Net Asset Value as of the last day of each month. The General Partner at its sole discretion, may permit redemptions more frequently than monthly, there is no fee charged in connection with redemptions.

6.    Financial Highlights:

Changes in the Net Asset Value per Redeemable Unit of Limited Partnership Interest for the years ended December 31, 2006 and 2005 was as follows:

	2006	2005
Net realized and unrealized gains*	$81.10	$139.02
Interest income	42.78	24.34
Expenses**	(0.18)	(0.19)
Increase for the year	123.70	163.17
Distributions	(42.78)	(24.34)
Net Asset Value per Redeemable Unit of Limited Partnership Interest, beginning of year	1,138.83	1,000.00
Net Asset Value per Redeemable Unit of Limited Partnership Interest, end of year	$1,219.75	$1,138.83

*	Includes clearing fees

**	Excludes clearing fees

Ratios to average net assets:
Net investment income***	3.6%	2.2%
Operating expenses	0.1%	0.2%
Total return	10.9%	16.3%

***	Interest income less total expenses

The above ratios may vary for individual investors based on the timing of capital transactions during the period. Additionally, these ratios are calculated for the Limited Partner class using Limited Partner’s share of income, expense and average net assets.

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

CMF Campbell Master Fund L.P.

Notes to Financial Statements

commodity or security prices. Market risk is directly impacted by the volatility and liquidity in the markets in which the related underlying assets are traded.

Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. Credit risk with respect to exchange traded instruments is reduced to the extent that an exchange or clearing organization acts as a counterparty to the transactions. The Master’s risk of loss in the event of counterparty default is typically limited to the amounts recognized in the Statements of Financial Condition and not represented by the contract or notional amounts of the instruments. The Master has credit risk and concentration risk because the sole counterparty or broker with respect to the Master’s assets is CGM.

The General Partner monitors and controls the Master’s risk exposure on a daily basis through financial, credit and risk management monitoring systems, and accordingly believes that it has effective procedures for evaluating and limiting the credit and market risks to which the Master is subject. These monitoring systems allow the General Partner to statistically analyze actual trading results with risk adjusted performance indicators and correlation statistics. In addition, on-line monitoring systems provide account analysis of futures, forwards and options positions by sector, margin requirements, gain and loss transactions and collateral positions.

The majority of these instruments mature within one year of December 31, 2006. However, due to the nature of the Master’s business, these instruments may not be held to maturity.

Selected unaudited quarterly financial data for Campbell Master for the years ended December 31, 2006 and 2005 are summarized below:

	For the period from October 1, 2006 to December 31, 2006	For the period from July 1, 2006 to September 30, 2006	For the period from April 1, 2006 to June 30, 2006	For the period from January 1, 2006 to March 31, 2006
Net realized and unrealized trading gains (losses) net of brokerage commissions and clearing fees including interest income	$34,646,654	$(6,530,578)	$(18,080,991)	$23,158,900
Net income (loss)	$34,612,673	$(6,536,759)	$(18,087,106)	$23,152,852
Increase (decrease) in Net Asset Value per Redeemable Unit	$127.37	$(22.81)	$(59.66)	$78.80

	For the period from October 1, 2005 to December 31, 2005	For the period from July 1, 2005 to September 30, 2005	For the period from April 1, 2005 to June 30, 2005	For the period from January 1, 2005 to March 31, 2005
Net realized and unrealized trading gains (losses) net of brokerage commissions and clearing fees including interest income	$15,970,277	$669,970	$38,451,824	$(9,226,199)
Net income (loss)	$15,956,477	$656,169	$38,438,175	$(9,239,399)
Increase (decrease) in Net Asset Value per Redeemable Unit	$56.20	$1.63	$137.83	$(32.49)

To the Limited Partners of
CMF Willowbridge Argo Master Fund L.P.

To the best of the knowledge and belief of the undersigned, the information contained herein is accurate and complete.

By: Jennifer Magro Chief Financial Officer and Director Citigroup Managed Futures LLC General Partner, CMF Willowbridge Argo Master Fund L.P.
Citigroup Managed Futures LLC 731 Lexington Avenue 25th Floor New York, N.Y. 10022 212-559-2011

Independent Auditor’s Report

The Partners
CMF Willowbridge Argo Master Fund L.P.:

We have audited the accompanying statements of financial condition of CMF Willowbridge Argo Master Fund L.P. (the ‘‘Partnership’’), including the condensed schedules of investments, as of December 31, 2006 and 2005, and the related statements of income and expenses, changes in partners’ capital, and cash flows for the year ended December 31, 2006 and for the period July 1, 2005 (commencement of trading operations) to December 31, 2005. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards as established by the Auditing Standards Board (United States) and in accordance with the auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Partnership is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CMF Willowbridge Argo Master Fund L.P. as of December 31, 2006 and 2005, and the results of its operations, changes in its partners’ capital and its cash flows for the year ended December 31, 2006 and the period July 1, 2005 to December 31, 2005 in conformity with U.S. generally accepted accounting principles.

New York, New York
March 22, 2007

CMF Willowbridge Argo Master Fund L.P.
Statements of Financial Condition
December 31, 2006 and 2005

	2006	2005
Assets:
Equity in commodity futures trading account:
Cash (restricted $30,767,776 and $22,332,197 in 2006 and 2005, respectively) (Note 3c)	$172,550,382	$158,877,095
Net unrealized appreciation on open futures positions	11,034,683	10,835,290
	183,585,065	169,712,385

Interest receivable	640,411	444,643
	$184,225,476	$170,157,028

Liabilities and Partners’ Capital:
Liabilities:
Accrued expenses:
Professional fees	$16,935	$30,334
Distribution payable (Note 5)	640,411	444,643
	657,346	474,977

Partners’ Capital:
Partners’ Capital, 167,708.5349 and 161,209.4049 Redeemable Units of Limited Partnership Interest outstanding in 2006 and 2005, respectively	183,568,130	169,682,051
	$184,225,476	$170,157,028

See accompanying notes to financial statements.

CMF Willowbridge Argo Master Fund L.P.
Condensed Schedule of Investments
December 31, 2006

	Fair Value	% of Partners’ Capital
Futures Contracts Purchased
Currencies	$(2,987,188)	(1.62)%
Grains	1,292,433	0.70
Interest Rates Non-U.S.	(580,206)	(0.32)
Livestock	8,600	0.01
Softs	1,989,611	1.08
Total futures contracts purchased	(276,750)	(0.15)
Futures Contracts Sold
Currencies	1,872,760	1.02
Energy	1,475,125	0.80
Interest Rates Non-U.S.	3,625,998	1.98
Metals	4,337,550	2.36
Total futures contracts sold	11,311,433	6.16
Total fair value	$11,034,683	6.01%

Percentages are based on Partners’ Capital unless otherwise indicated.

See accompanying notes to financial statements.

CMF Willowbridge Argo Master Fund L.P.
Condensed Schedule of Investments
December 31, 2005

	Fair Value	% of Partners’ Capital
Futures Contracts Purchased
Grains	$(138,175)	(0.08)%
Livestock	191,530	0.11
Metals	5,765,550	3.40
Interest Rates Non-U.S.	646,214	0.38
Interest Rates U.S.	624,746	0.37
Softs	3,368,905	1.99
Total futures contracts purchased	10,458,770	6.17
Futures Contracts Sold
Currencies	230,251	0.13
Energy	(346,085)	(0.20)
Grains	187,044	0.11
Interest Rates Non-U.S.	305,310	0.18
Total futures contracts sold	376,520	0.22
Total fair value	$10,835,290	6.39%

Percentages are based on Partners’ Capital unless otherwise indicated.

See accompanying notes to financial statements.

CMF Willowbridge Argo Master Fund L.P.
Statements of Income and Expenses
for the year ended December 31, 2006 and the period from July 1, 2005
(commencement of trading operations)
to December 31, 2005

	2006	2005
Income:
Net gains (losses) on trading of commodity interests:
Realized gains on closed positions and foreign currencies	$7,356,887	$13,894,169
Change in unrealized gains (losses) on open positions	199,393	(5,407,459)
	7,556,280	8,486,710
Interest income	6,973,475	2,289,314
	14,529,755	10,776,024
Expenses:
Clearing fees	686,498	340,941
Professional fees	34,341	30,334
	720,839	371,275
Net income	$13,808,916	$10,404,749
Net income per Redeemable Unit of Limited Partnership Interest (Notes 1 and 6)	$83.95	$66.81

See accompanying notes to financial statements.

CMF Willowbridge Argo Master Fund L.P.
Statements of Changes in Partners’ Capital
for the year ended December 31, 2006 and the period from July 1, 2005
(commencement of trading operations)
to December 31, 2005

Partners’ Capital
Initial capital contribution from Limited Partners at July 1, 2005 representing 159,565.2554 Redeemable Units of Limited Partnership Interest	$159,565,255
Net income	10,404,749
Sale of 17,026.7433 Redeemable Units of Limited Partnership Interest	18,543,000
Redemption of 15,382.5938 Redeemable Units of Limited Partnership Interest	(16,541,639)
Distribution of interest income to feeder funds	(2,289,314)
Partners’ Capital at December 31, 2005	169,682,051
Net income	13,808,916
Sale of 28,094.8487 Redeemable Units of Limited Partnership Interest	30,189,283
Redemption of 21,595.7187 Redeemable Units of Limited Partnership Interest	(23,138,645)
Distribution of interest income to feeder funds	(6,973,475)
Partners’ Capital at December 31, 2006	$183,568,130
Net Asset Value per Redeemable Unit:

2005:	$1,052.56
2006:	$1,094.57

See accompanying notes to financial statements.

CMF Willowbridge Argo Master Fund L.P.
Statements of Cash Flows
for the year ended December 31, 2006 and the period from July 1, 2005
(commencement of trading operations) to
December 31, 2005

	2006	2005
Cash flows from operating activities:
Net income	$13,808,916	$10,404,749
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Changes in operating assets and liabilities:
(Increase) decrease in restricted cash	(8,435,579)	(22,332,197)
(Increase) decrease in net unrealized appreciation on open futures positions	(199,393)	5,407,459
(Increase) decrease in interest receivable	(195,768)	(444,643)

Accrued expenses:
Increase (decrease) in professional fees	(13,399)	30,334
Net cash provided by (used in) operating activities	4,964,777	(6,934,298)

Cash flows from financing activities:
Proceeds from additions	30,189,283	161,865,506
Payments for redemptions	(23,138,645)	(16,541,639)
Distribution of interest income to feeder funds	(6,777,707)	(1,844,671)
Net cash provided by (used in) financing activities	272,931	143,479,196

Net change in unrestricted cash	5,237,708	$136,544,898
Unrestricted cash, at beginning of period	136,544,898	—
Unrestricted cash, at end of period	$141,782,606	$136,544,898
Non cash financing activities:
Contribution of open commodity futures and forwards positions	$—	$16,242,749

See accompanying notes to financial statements.

CMF Willowbridge Argo Master Fund L.P.

Notes to Financial Statements

1.    Partnership Organization:

CMF Willowbridge Argo Master Fund L.P. (the ‘‘Master’’) is a limited partnership which was organized under the partnership laws of the State of New York to engage in the speculative trading of a diversified portfolio of commodity interests including futures contracts, options and forward contracts. The commodity interests that are traded by the Master are volatile and involve a high degree of market risk. The Master is authorized to sell an unlimited number of units (‘‘Units’’) of Limited Partnership Interest.

On July 1, 2005, (commencement of trading operations), Smith Barney Diversified Futures Fund L.P. (‘‘Diversified’’), Smith Barney Diversified Futures Fund L.P. II (‘‘Diversified II’’), Salomon Smith Barney Orion Futures Fund L.P. (‘‘Orion’’), CMF Institutional Futures Portfolio L.P. (‘‘CMF Institutional’’) and Citigroup Diversified Futures Fund L.P. (‘‘Citigroup Diversified’’) allocated a portion of their capital to the Master. Diversified purchased 12,259.349 Units of the Master with cash equal to $11,118,119 and a contribution of open commodity futures and forwards positions with a fair value of $1,141,230, Diversified II purchased 10,980.9796 Units of the Master with cash equal to $9,895,326 and a contribution of open commodity futures and forwards positions of $1,085,654, Orion purchased 33,529.1186 Units of the Master with cash equal to $29,866,194 and a contribution of open commodity futures and forwards positions of $3,662,925, CMF Institutional Invested $7,000,000 of its’ initial capital and purchased 7,000.0000 Units of the Master and Citigroup Diversified purchased 95,795.8082 Units of the Master with cash equal to $85,442,868 and a contribution of open commodity futures and forwards positions with a fair value of $10,352,940. The Master was formed to permit commodity pools managed now and in the future by Willowbridge Associates Inc. (The ‘‘Advisor’’) using the Argo Program, the Advisor’s proprietary trading program, to invest together in one trading vehicle.

The Master operates under a structure where its investors consist of Diversified, Diversified II, Orion, Citigroup Diversified and CMF Institutional (each a ‘‘Feeder’’, collectively the ‘‘Funds’’) with 6.5%, 5.7%, 33.9%, 50.2% and 3.7% ownerships of the Master at December 31, 2006, respectively and with 7.4%, 6.6%, 25.9% 56.7% and 3.4% ownership in the Master at December 31, 2005, respectively.

Citigroup Managed Futures LLC acts as the general partner (the ‘‘General Partner’’) of the Master. The Master’s commodity broker is Citigroup Global Markets Inc. (‘‘CGM’’). CGM is an affiliate of the General Partner. The General Partner is wholly-owned by Citigroup Global Markets Holdings Inc. (‘‘CGMHI’’), which is the sole owner of CGM. CGMHI is a wholly-owned subsidiary of Citigroup Inc. All trading decisions for the Master are made by the Advisor.

2.    Accounting Policies:

a.	All commodity interests (including derivative financial instruments and derivative commodity instruments) are used for trading purposes. The commodity interests are recorded on trade date and open contracts are recorded in the Statement of Financial Condition at fair value on the last business day of the year, which represents market value for those commodity interests for which market quotations are readily available. Investments in commodity interests denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing on the last business day of the year. Realized gains (losses) and changes in unrealized gains (losses) on open positions are recognized in the period in which the contract is closed or the changes occur and are included in net gains (losses) on trading of commodity interests.

b.	All of the income and expenses and unrealized gains and losses on trading of commodity interests are determined on each valuation day and are allocated pro rata among the feeder funds at the time of such determination.

c.	Income taxes have not been provided as each Partner is individually liable for the taxes, if any, on their share of the Master’s income and expenses.

CMF Willowbridge Argo Master Fund L.P.

Notes to Financial Statements

d.	The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

3.    Agreements:

a.	Limited Partnership Agreement:

The General Partner administers the business and affairs of the Master including selecting one or more advisors to make trading decisions for the Master.

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

The Master has entered into a Customer Agreement with CGM whereby CGM provides services which include, among other things, the execution of transactions for the Master’s account in accordance with orders placed by the Advisor. All exchange, clearing, user, give-up, floor brokerage and National Futures Association fees are borne by the Master. All other fees including CGM’s direct brokerage commission shall be borne by the Funds. All of the Master’s assets are deposited in the Master’s account at CGM. The Master’s cash is deposited by CGM in segregated bank accounts to the extent required by Commodity Futures Trading Commission regulations. At December 31, 2006 and 2005, the amount of cash held by the Master for margin requirements was $30,767,776 and $22,332,197, respectively. The Customer Agreement between the Master and CGM gives the Master the legal right to net unrealized gains and losses. The Customer Agreement may be terminated upon notice by either party.

4.    Trading Activities:

The Master was formed for the purpose of trading contracts in a variety of commodity interests, including derivative financial instruments and derivative commodity interests. The results of the Master’s trading activities are shown in the Statements of Income and Expenses.

All of the commodity interests owned by the Master are held for trading purposes. The average fair value for the year ended December 31, 2006 and during the period ended December 31, 2005 based on a monthly calculation, was $14,580,745 and $16,087,092, respectively.

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

CMF Willowbridge Argo Master Fund L.P.

Notes to Financial Statements

6.    Financial Highlights:

Changes in the Net Asset Value per Redeemable Unit of Partnership Interest for the year ended December 31, 2006 and the period July 1, 2005 (commencement of trading operations) to December 31, 2005 were as follows:

	2006	2005
Net realized and unrealized gains*	$42.22	$52.75
Interest income	41.94	14.25
Expenses**	(0.21)	(0.19)
Increase for the period	83.95	66.81
Distributions	(41.94)	(14.25)
Net Asset Value per Redeemable Unit, beginning of period	1,052.56	1,000.00
Net Asset Value per Redeemable Unit, end of period	$1,094.57	$1,052.56

*	Includes clearing fees

**	Excludes clearing fees

Ratios to Average Net Assets:
Net investment income****	3.6%	2.0	%***
Operating expenses	0.4%	0.4	%***
Total return	8.0%	6.7%

***	Annualized

****	Interest income less total expenses

The above ratios may vary for individual investors based on the timing of capital transactions during the period. Additionally, these ratios are calculated for the Limited Partnership class using Limited Partner’s share of income, expense and average net assets.

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

Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. Credit risk with respect to exchange traded instruments is reduced

CMF Willowbridge Argo Master Fund L.P.

Notes to Financial Statements

to the extent that an exchange or clearing organization acts as a counterparty to the transactions. The Master’s risk of loss in the event of counterparty default is typically limited to the amounts recognized in the Statements of Financial Condition and not represented by the contract or notional amounts of the instruments. The Master has credit risk and concentration risk because the sole counterparty or broker with respect to the Master’s assets is CGM.

The General Partner monitors and controls the Master’s risk exposure on a daily basis through financial, credit and risk management monitoring systems, and accordingly believes that it has effective procedures for evaluating and limiting the credit and market risks to which the Master is subject. These monitoring systems allow the General Partner to statistically analyze actual trading results with risk adjusted performance indicators and correlation statistics. In addition, on-line monitoring systems provide account analysis of futures, forwards and options positions by sector, margin requirements, gain and loss transactions and collateral positions.

The majority of these instruments mature within one year of December 31, 2006. However, due to the nature of the Master’s business, these instruments may not be held to maturity.

Selected unaudited quarterly financial data for Willowbridge Master for the periods ended December 31, 2006 and 2005 are summarized below.

	For the period from October 1, 2006 to December 31, 2006	For the period from July 1, 2006 to September 30, 2006	For the period from April 1, 2006 to June 30, 2006	For the period from January 1, 2006 to March 31, 2006
Net realized and unrealized trading gains (losses) net of brokerage commissions and clearing fees including interest income	$4,194,995	$(4,793,008)	$31,207,878	$(16,766,608)
Net income (loss)	$4,186,340	$(4,801,665)	$31,199,317	$(16,775,076)
Increase (decrease) in Net Asset Value per Redeemable Unit	$24.45	$(31.09)	$194.73	$(104.14)

	For the period from October 1, 2005 to December 31, 2005	For the period from July 1, 2005 (Commencement of trading operations) to September 30, 2005
Net realized and unrealized trading gains net of brokerage commissions and clearing fees including interest income	$1,894,970	$8,540,113
Net income	$1,879,636	$8,525,113
Increase in Net Asset Value per Redeemable Unit	$10.17	$56.64

To the Limited Partners of
CMF Winton Master L.P.

To the best of the knowledge and belief of the undersigned, the information contained herein is accurate and complete.

By: Jennifer Magro Chief Financial Officer and Director Citigroup Managed Futures LLC General Partner, CMF Winton Master L.P.
Citigroup Managed Futures LLC 731 Lexington Avenue 25th Floor New York, N.Y. 10022 212-559-2011

Independent Auditor’s Report

The Partners
CMF Winton Master L.P.:

We have audited the accompanying statements of financial condition of CMF Winton Master L.P. (the ‘‘Partnership’’), including the condensed schedules of investments, as of December 31, 2006 and 2005, and the related statements of income and expenses, changes in partners’ capital, and cash flows for each of the years in the two-year period ended December 31, 2006, and for the period November 1, 2004 (commencement of trading operations) to December 31, 2004. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards as established by the Auditing Standards Board (United States) and in accordance with the auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. The Partnership is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CMF Winton Master L.P. as of December 31, 2006 and 2005, and the results of its operations, changes in its partners’ capital and its cash flows for each of the years in the two-year period ended December 31, 2006, and for the period November 1, 2004 to December 31, 2004 in conformity with U.S. generally accepted accounting principles.

New York, New York
March 22, 2007

CMF Winton Master L.P.
Statements of Financial Condition
December 31, 2006 and 2005

	2006	2005
Assets:
Equity in commodity futures trading account:
Cash (restricted $43,178,150 and $41,364,253 in 2006 and 2005, respectively) (Note 3c)	$262,891,418	$173,936,134
Net unrealized appreciation on open futures positions	9,397,524	1,044,808
Unrealized appreciation on open forward contracts	3,304,098	6,659,732
	275,593,040	181,640,674

Interest receivable	997,069	490,049
	$276,590,109	$182,130,723

Liabilities and Partners’ Capital:
Liabilities:
Unrealized depreciation on open forward contracts	$2,689,921	$2,976,793
Accrued expenses:
Professional fees	19,961	57,292
Distribution payable (Note 5)	997,069	490,049
	3,706,951	3,524,134

Partners’ Capital:
Partners’ Capital, 199,559.1109 and 150,355.1221 Redeemable Units outstanding in 2006 and 2005, respectively	272,883,158	178,606,589
	$276,590,109	$182,130,723

See accompanying notes to financial statements.

CMF Winton Master L.P.
Condensed Schedule of Investments
December 31, 2006

	Fair Value	% of Partners’ Capital
Futures Contracts Purchased
Currencies	$473,762	0.17%
Grains	165,200	0.06
Indices	4,915,493	1.80
Interest Rates U.S.	(1,983,312)	(0.72)
Interest Rates Non-U.S.	(845,957)	(0.31)
Livestock	164,530	0.06
Metals	(600,735)	(0.22)
Softs	(89,025)	(0.03)
Total futures contracts purchased	2,199,956	0.81

Futures Contracts Sold
Currencies	3,411,466	1.25
Energy	3,167,412	1.16
Grains	(639,288)	(0.23)
Interest Rates U.S.	55,050	0.02
Interest Rates Non-U.S.	1,284,300	0.47
Livestock	(13,400)	(0.01)
Softs	(67,972)	(0.02)
Total futures contracts sold	7,197,568	2.64

Unrealized Appreciation on Forward Contracts
Metals	3,304,098	1.21
Total unrealized appreciation on forward contracts	3,304,098	1.21

Unrealized Depreciation on Forward Contracts
Metals	(2,689,921)	(0.99)
Total unrealized depreciation on forward contracts	(2,689,921)	(0.99)
Total fair value	$10,011,701	3.67%

Percentages are based on Partners’ Capital unless otherwise indicated.

See accompanying notes to financial statements.

CMF Winton Master L.P.
Condensed Schedule of Investments
December 31, 2005

	Fair Value	% of Partners’ Capital
Futures Contracts Purchased
Currencies	$(532,732)	(0.30)%
Indices	(689,791)	(0.39)
Interest Rates U.S.	(63,103)	(0.03)
Interest Rates Non-U.S.	2,264,869	1.27
Livestock	274,805	0.15
Lumber	(4,213)	(0.00)*
Metals	464,600	0.26
Softs	53,290	0.03
Total futures contracts purchased	1,767,725	0.99

Futures Contracts Sold
Currencies	(319,700)	(0.18)
Energy	(613,409)	(0.34)
Grains	(643,317)	(0.36)
Interest Rates U.S.	(36,304)	(0.02)
Interest Rates Non-U.S.	1,099,890	0.62
Livestock	3,400	0.00 *
Softs	(213,477)	(0.12)
Total futures contracts sold	(722,917)	(0.40)

Unrealized Appreciation on Forward Contracts
Metals	6,659,732	3.73
Total unrealized appreciation on forward contracts	6,659,732	3.73

Unrealized Depreciation on Forward Contracts
Metals	(2,976,793)	(1.67)
Total unrealized depreciation on forward contracts	(2,976,793)	(1.67)

Total fair value	$4,727,747	2.65%

Percentages are based on Partners’ Capital unless otherwise indicated

* Due to rounding

See accompanying notes to financial statements

CMF Winton Master L.P.
Statements of Income and Expenses
for the years ended December 31, 2006, 2005 and the period November 1, 2004
(commencement of trading operations)
to December 31, 2004

	2006	2005	2004
Income:
Net gains (losses) on trading of commodity interests:
Realized gains on closed positions and foreign currencies	$29,047,931	$13,732,305	$4,622,324
Net unrealized gains (losses) on open positions	5,283,954	3,099,275	(969,894)
	34,331,885	16,831,580	3,652,430
Interest income	10,072,338	4,288,087	244,406
	44,404,223	21,119,667	3,896,836
Expenses:
Clearing fees	950,836	1,166,831	152,738
Professional fees	21,458	56,062	12,000
	972,294	1,222,893	164,738
Net income	$43,431,929	$19,896,774	$3,732,098
Net income per Redeemable Unit of Limited Partnership Interest (Notes 1 and 6)	$232.02	$142.03	$78.85

See accompanying notes to financial statements.

CMF Winton Master L.P.
Statements of Changes in Partners’ Capital
for the years ended December 31, 2006, 2005 and the period November 1, 2004
(commencement of trading operations)
to December 31, 2004

Partners’ Capital
Initial capital contribution from Limited Partners at November 1, 2004 representing 52,444.0345 Units	$52,444,034
Net income	3,732,098
Sale of 56,367.5633 Units of Limited Partners Interest	61,144,754
Redemption of 1,798.7090 Units of Limited Partners Interest	(1,951,151)
Distribution of interest income to feeder funds	(244,406)
Partners’ Capital at December 31, 2004	115,125,329
Net income	19,896,774
Sale of 100,687.9895 Units of Limited Partners’ Interest	114,746,235
Redemption of 57,345.7562 Units of Limited Partners’ Interest	(66,873,662)
Distribution of interest income to feeder funds	(4,288,087)
Partners’ Capital at December 31, 2005	178,606,589
Net income	43,431,929
Sale of 105,066.7150 Redeemable Units of Limited Partnership Interest	130,956,345
Redemption of 55,862.7262 Redeemable Units of Limited Partnership Interest	(70,039,367)
Distribution of interest income to feeder funds	(10,072,338)
Partners’ Capital at December 31, 2006	$272,883,158
Net Asset Value per Redeemable Unit of Limited Partnership Interest:

2004	$1,075.81
2005	$1,187.90
2006	$1,367.43

See accompanying notes to financial statements.

CMF Winton Master L.P.
Statements of Cash Flows
for the years ended December 31, 2006, 2005 and the period November 1, 2004
(commencement of trading operations)
to December 31, 2004

	2006	2005	2004
Cash flows from operating activities:
Net income	$43,431,929	$19,896,774	$3,732,098
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Changes in operating assets and liabilities:
(Increase) decrease in restricted cash	(1,813,897)	(15,099,667)	(26,264,586)
(Increase) decrease in net unrealized appreciation on open futures positions	(8,352,716)	(65,269)	2,089,692
(Increase) decrease in unrealized appreciation on open forward contracts	3,355,634	(5,084,256)	(1,336,229)
(Increase) decrease in interest receivable	(507,020)	(323,852)	(166,197)

Increase (decrease) in unrealized depreciation on open forward contracts	(286,872)	2,050,250	216,431
Accrued expenses:
Increase (decrease) in professional fees	(37,331)	45,292	12,000
Net cash provided by (used in) operating activities	35,789,727	1,419,272	(21,716,791)

Cash flows from financing activities:
Proceeds from additions	130,956,345	114,746,235	110,990,422
Payments for redemptions	(70,039,367)	(66,873,662)	(1,951,151)
Distribution of interest income to feeder funds	(9,565,318)	(3,964,235)	(78,209)
Net cash provided by (used in) financing activities	51,351,660	43,908,338	108,961,062

Net change in unrestricted cash	87,141,387	45,327,610	87,244,271
Unrestricted cash, at beginning of period	132,571,881	87,244,271	—
Unrestricted cash, at end of period	$219,713,268	$132,571,881	$87,244,271
Non cash financing activities:
Contribution of open commodity futures and forwards positions	$—	$—	$2,598,366

See accompanying notes to financial statements.

CMF Winton Master L.P.

Notes to Financial Statements

1.    Partnership Organization:

CMF Winton Master L.P. (the ‘‘Master’’) is a limited partnership which was organized under the partnership laws of the State of New York to engage in the speculative trading of a diversified portfolio of commodity interests including futures contracts, options and forward contracts. The commodity interests that are traded by the Master are volatile and involve a high degree of market risk. The Master is authorized to sell an unlimited number of units (‘‘Units’’) of Limited Partnership Interest.

On November 1, 2004 (date Master commenced trading), CMF Winton Feeder I L.P. (‘‘Winton Feeder’’) allocated substantially all of its capital and Smith Barney Diversified Futures Fund L.P. (‘‘Diversified’’) and Salomon Smith Barney Orion Futures Fund L.P. (‘‘Orion’’) allocated a portion of their capital to the Master. Winton Feeder purchased 2,000.0000 Units of the Master with cash equal to $2,000,000. Orion purchased 35,389.8399 Units of the Master with cash equal to $33,594,083 and a contribution of open commodity futures and forward positions with a fair value of $1,795,757. Diversified purchased 15,054.1946 Units of the Master with cash equal to $14,251,586 and a contribution of open commodity futures and forward positions with a fair value of $802,609. On December 1, 2004, Citigroup Diversified Futures Fund L.P. (‘‘Citigroup Diversified’’) allocated a portion of its capital to the Master and purchased 52,981.2908 Units with cash equal to $57,471,493. On July 1, 2005 CMF Institutional Futures Portfolio L.P. (‘‘CMF Institutional’’) allocated a portion of its capital to the Master and purchased 5,741.8230 Units of the Master with cash equal to $7,000,000. On May 1, 2006 Alera Portfolios SPC. (‘‘Alera SPC’’) allocated a portion of its capital to the Master and purchased 3,711.7321 Units of the Master with cash equal to $4,909,537. On June 1, 2006 Legion Strategies LLC (‘‘Winton Legion’’) allocated a portion of its capital to the Master and purchased 2,355.4605 Units of the Master with cash equal to $3,000,000. The Master was formed to permit commodity pools managed now or in the future by Winton Capital Management Limited (the ‘‘Advisor’’) using the Diversified Program, the Advisor’s proprietary trading program, to invest together in one vehicle.

The Master’s investors consist of Diversified, Orion, Winton Feeder, Citigroup Diversified, CMF Institutional, Alera SPC, and Winton Legion (each a ‘‘Feeder’’, collectively the ‘‘Funds’’) with 5.5%, 42.3%, 5.0%, 42.0%, 3.3%, 0.7%, and 1.2% ownership of the Master at December 31, 2006, respectively. Diversified, Orion, Winton Feeder, Citigroup Diversified and CMF Institutional owned 8.7%, 30.5%, 7.7%, 50.4%, and 2.7% ownership of the Master at December 31, 2005, respectively.

Citigroup Managed Futures LLC acts as the general partner (the ‘‘General Partner’’) of the Master. The Master’s commodity broker is Citigroup Global Markets Inc. (‘‘CGM’’). CGM is an affiliate of the General Partner. The General Partner is wholly-owned by Citigroup Global Markets Holdings Inc. (‘‘CGMHI’’), which is the sole owner of CGM. CGMHI is a wholly-owned subsidiary of Citigroup Inc. As of December 31, 2006, all trading decisions for the Master are made by the Advisor.

2.    Accounting Policies:

a.	All commodity interests (including derivative financial instruments and derivative commodity instruments) are used for trading purposes. The commodity interests are recorded on trade date and open contracts are recorded in the Statement of Financial Condition at fair value on the last business day of the year, which represents market value for those commodity interests for which market quotations are readily available. Investments in commodity interests denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing on the last business day of the year. Realized gains (losses) and changes in unrealized gains (losses) on open positions are recognized in the period in which the contract is closed or the changes occur and are included in net gains (losses) on trading of commodity interests.

b.	All of the income and expenses and unrealized gains and losses on trading of commodity interests are determined on each valuation day and are allocated pro rata among the Funds at the time of such determination. Income taxes have not been provided as each Partner is individually liable for the taxes, if any, on their share of the Master’s income and expenses.

CMF Winton Master L.P.

Notes to Financial Statements

c.	The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

d.	Certain prior period amounts have been reclassified to conform to the current year presentation.

3.    Agreements:

a.	Limited Partnership Agreement:

The General Partner administers the business and affairs of the Master including selecting one or more advisors to make trading decisions for the Master.

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

The Master has entered into a Customer Agreement with CGM whereby CGM provides services which include, among other things, the execution of transactions for the Master’s account in accordance with orders placed by the Advisor. All exchange, clearing, user, give-up, floor brokerage and National Futures Association fees are borne by the Master. All other fees including CGM’s direct brokerage commission shall be borne by the Feeder Funds. All of the Master’s assets are deposited in the Master’s account at CGM. The Master’s cash is deposited by CGM in segregated bank accounts to the extent required by Commodity Futures Trading Commission regulations. At December 31, 2006 and 2005, the amount of cash held by the Master for margin requirements was $43,178,150 and $41,364,253, respectively. The Customer Agreement between the Master and CGM gives the Master the legal right to net unrealized gains and losses. The Customer Agreement may be terminated upon notice by either party.

4.    Trading Activities:

The Master was formed for the purpose of trading contracts in a variety of commodity interests, including derivative financial instruments and derivative commodity interests. The results of the Master’s trading activities are shown in the Statements of Income and Expenses.

All of the commodity interests owned by the Master are held for trading purposes. The average fair value for the year ended December 31, 2006 and during the period ended December 31, 2005 based on a monthly calculation, was $8,889,539 and $6,930,693, respectively.

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

CMF Winton Master L.P.

Notes to Financial Statements

6.    Financial Highlights:

Changes in the Net Asset Value per Redeemable Unit of Partnership Interest for the years ended December 31, 2006, 2005 and the period from November 1, 2004 (commencement of trading operations) to December 31, 2004 were as follows:

	2006	2005	2004
Net realized and unrealized gains*	$179.65	$112.51	$75.92
Interest income	52.49	29.94	3.04
Expenses**	(0.12)	(0.42)	(0.11)
Increase for the period	232.02	142.03	78.85
Distributions	(52.49)	(29.94)	(3.04)
Net Asset Value per Redeemable per Unit, beginning of period	1,187.90	1,075.81	1,000.00
Net Asset Value per Redeemable per Unit, end of period	$1,367.43	$1,187.90	$1,075.81

*	Includes clearing fees

**	Excludes clearing fees

Ratios to Average Net Assets:
Net investment income***	3.8%	1.9%	0.6	%****
Operating expenses	0.4%	0.8%	1.3	%****
Total return	19.5%	13.2%	7.9%

***	Interest income less total expenses

****	Annualized.

The above ratios may vary for individual investors based on the timing of capital transactions during the year. Additionally, these ratios are calculated for the Limited Partner class using the Limited Partners’ share of income, expense and average net assets.

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

CMF Winton Master L.P.

Notes to Financial Statements

Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. Credit risk with respect to exchange traded instruments is reduced to the extent that an exchange or clearing organization acts as a counterparty to the transactions. The Master’s risk of loss in the event of counterparty default is typically limited to the amounts recognized in the statements of financial condition and not represented by the contract or notional amounts of the instruments. The Master has credit risk and concentration risk because the sole counterparty or broker with respect to the Master’s assets is CGM.

The General Partner monitors and controls the Master’s risk exposure on a daily basis through financial, credit and risk management monitoring systems, and accordingly believes that it has effective procedures for evaluating and limiting the credit and market risks to which the Master is subject. These monitoring systems allow the General Partner to statistically analyze actual trading results with risk adjusted performance indicators and correlation statistics. In addition, on-line monitoring systems provide account analysis of futures, forwards and options positions by sector, margin requirements, gain and loss transactions and collateral positions.

The majority of these instruments mature within one year of December 31, 2006. However, due to the nature of the Master’s business, these instruments may not be held to maturity.

CMF Winton Master L.P.

Notes to Financial Statements

Selected unaudited quarterly financial data for the Winton Master for the years ended December 31, 2006 and 2005 are summarized below:

	For the period from October 1, 2006 to December 31, 2006	For the period from July 1, 2006 to September 30, 2006	For the period from April 1, 2006 to June 30, 2006	For the period from January 1, 2006 to March 31, 2006
Net realized and unrealized trading gains (losses) net of brokerage commissions and clearing fees including interest income	$19,949,441	$8,524,313	$3,562,025	$11,417,608
Net income (loss)	$19,931,011	$8,522,826	$3,562,025	$11,416,067
Increase (decrease) in Net Asset Value per Redeemable Unit	$100.22	$43.33	$20.69	$67.78

	For the period from October 1, 2005 to December 31, 2005	For the period from July 1, 2005 to September 30, 2005	For the period from April 1, 2005 to June 30, 2005	For the period from January 1, 2005 to March 31, 2005
Net realized and unrealized trading gains (losses) net of brokerage commissions and clearing fees including interest income	$134,872	$(1,993,310)	$10,861,316	$10,949,958
Net income (loss)	$131,646	$(2,011,115)	$10,843,704	$10,932,539
Increase (decrease) in Net Asset
Value per Unit	$(0.32)	$(13.00)	$78.31	$77.04

To the Limited Partners of
CMF Graham Capital Master Fund L.P.

To the best of the knowledge and belief of the undersigned, the information contained herein is accurate and complete.

By: Jennifer Magro Chief Financial Officer and Director Citigroup Managed Futures LLC General Partner, CMF Graham Capital Master Fund L.P.
Citigroup Managed Futures LLC 731 Lexington Avenue 25th Floor New York, N.Y. 10022 212-559-2011

Independent Auditor’s Report

The Partners
CMF Graham Capital Master Fund L.P.:

We have audited the accompanying statement of financial condition of CMF Graham Capital Master Fund L.P. (the ‘‘Partnership’’), including the condensed schedule of investments, as of December 31, 2006, and the related statements of income and expenses, changes in partners’ capital, and cash flows for the period April 1, 2006 (commencement of trading operations) to December 31, 2006. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards as established by the Auditing Standards Board (United States) and in accordance with the auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Partnership is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CMF Graham Capital Master Fund L.P. as of December 31, 2006, and the results of its operations, changes in its partners’ capital and its cash flows for the period April 1, 2006 to December 31, 2006 in conformity with U.S. generally accepted accounting principles.

New York, New York
March 22, 2007

CMF Graham Capital Master Fund L.P.
Statement of Financial Condition
December 31, 2006

2006
Assets:
Equity in commodity futures trading account:
Cash (restricted $50,059,681) (Note 3c)	$219,754,941
Net unrealized appreciation on open futures positions	3,678,200
Unrealized appreciation on open forward contracts	5,812,534
229,245,675
Interest receivable	736,340
$229,982,015

Liabilities and Partners’ Capital:
Liabilities:
Unrealized depreciation on open forward contracts	$2,555,481
Accrued expenses:
Professional fees	16,678
Distribution payable (Note 5)	736,340
3,308,499

Partners’ Capital:
Limited Partners’ Capital, 227,674.0725 Redeemable Units of Limited Partnership Interest outstanding	226,673,516
$229,982,015

See accompanying notes to financial statements.

CMF Graham Capital Master Fund L.P.
Condensed Schedule of Investments
December 31, 2006

	Fair Value	% of Partners’ Capital
Futures Contracts Purchased
Grains	$34,445	0.02%
Indices	1,926,352	0.85
Interest Rates Non U.S.	(372,521)	(0.16)
Interest Rates U.S.	(722,446)	(0.32)
Metals	8,100	0.00 *
Softs	91,256	0.04
Total futures contracts purchased	965,186	0.43
Futures Contracts Sold
Energy	584,478	0.26
Indices	(368,680)	(0.16)
Interest Rates Non-U.S.	2,686,771	1.19
Interest Rates U.S.	9,990	0.00 *
Softs	(199,545)	(0.09)
Total futures contracts sold	2,713,014	1.20
Unrealized Appreciation on Forward Contracts
Currencies	5,782,021	2.55
Metals	30,513	0.01
Total unrealized appreciation on forward contracts	5,812,534	2.56
Unrealized Depreciation on Forward Contracts
Currencies	(2,422,725)	(1.07)
Metals	(132,756)	(0.06)
Total unrealized depreciation on forward contracts	(2,555,481)	(1.13)
Total fair value	$6,935,253	3.06%

Percentages are based on Partners’ Capital unless otherwise indicated
* Due to rounding

See accompanying notes to financial statements.

CMF Graham Capital Master Fund L.P.
Statement of Income and Expenses
for the period April 1, 2006
(commencement of trading operations)
to December 31, 2006

2006
Income:
Net gains (losses) on trading of commodity interests:
Realized losses on closed positions and foreign currencies	$(10,694,864)
Net unrealized gains on open positions	6,935,253
(3,759,611)
Interest income	5,820,992
2,061,381
Expenses:
Clearing fees	473,603
Professional fees	39,606
513,209
Net income	$1,548,172
Net income per Redeemable Unit of Limited Partnership Interest (Notes 1 and 6)	$24.48

See accompanying notes to financial statements.

CMF Graham Capital Master Fund L.P.
Statement of Changes in Partners’ Capital
for the period April 1, 2006
(commencement of trading operations)
to December 31, 2006

Limited Partners’ Capital
Initial capital contribution from Limited Partners at April 1, 2006 representing 70,241.9393 Units of Limited Partnership Interest	$70,241,939
Net income	1,548,172
Sale of 196,199.4379 Redeemable Units of Limited Partnership Interest	198,904,711
Redemption of 38,767.3047 Redeemable Units of Limited Partnership Interest	(38,200,314)
Distribution of interest income to feeder funds	(5,820,992)
Partners’ Capital at December 31, 2006	$226,673,516

Net Asset Value per Redeemable Unit of Limited Partnership Interest:

2006:	$995.61

See accompanying notes to financial statements.

CMF Graham Capital Master Fund L.P.
Statement of Cash Flows
for the period April 1, 2006
(commencement of trading operations) to
December 31, 2006

2006
Cash flows from operating activities:
Net income	$1,548,172
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Changes in operating assets and liabilities:
(Increase) decrease in restricted cash	(50,059,681)
(Increase) decrease in net unrealized appreciation on open futures positions	(3,678,200)
(Increase) decrease in unrealized appreciation on open forward contracts	(5,812,534)
(Increase) decrease in interest receivable	(736,340)
Increase (decrease) in unrealized depreciation on open forward contracts	2,555,481
Accrued expenses:
Increase (decrease) in professional fees	16,678
Net cash provided by (used in) operating activities	(56,166,424)
Cash flows from financing activities:
Proceeds from additions	269,146,650
Payments for redemptions	(38,200,314)
Distribution of interest income to feeder funds	(5,084,652)
Net cash provided by (used in) financing activities	225,861,684
Net change in unrestricted cash	169,695,260
Unrestricted cash, at beginning of period	—
Unrestricted cash, at end of period	$169,695,260

See accompanying notes to financial statements.

CMF Graham Capital Master Fund L.P.

Notes to Financial Statements

1.    Partnership Organization:

CMF Graham Capital Master Fund L.P. (the ‘‘Master’’) is a limited partnership which was organized under the partnership laws of the State of New York to engage in the speculative trading of a diversified portfolio of commodity interests including futures contracts, options and forward contracts. The commodity interests that are traded by the Master are volatile and involve a high degree of market risk. The Master is authorized to sell an unlimited number of Redeemable Units (‘‘Units’’) of Limited Partnership Interest (‘‘Redeemable Units’’).

On April 1, 2006 (commencement of trading operations), Salomon Smith Barney Diversified 2000 Futures Fund L.P. (‘‘Diversified 2000’’), Smith Barney Global Markets Futures Fund (‘‘Global Markets’’), Smith Barney Diversified Futures Fund L.P. (‘‘Diversified I’’) and Smith Barney Diversified Futures Fund L.P. II (‘‘Diversified II’’) allocated a portion of its capital to the Master. Diversified 2000 purchased 41,952.2380 Units of the Master with cash equal to $41,952,238. Global Markets purchased 2,355.5550 Units of the Master with cash equal to $2,355,555. Diversified I purchased 14,741.1555 Units of the Master with cash equal to $14,741,156. Diversified II purchased 11,192.9908 Units of the Master with cash equal to $11,192,991. On May 1, 2006, Alera Portfolios SPC. (‘‘Alera SPC’’) allocated a portion of its capital to the Master and purchased 4,592.0784 Units with cash equal to $4,801,938. On June 1, 2006, Citigroup Fairfield Futures Fund L.P. II (‘‘Fairfield II’’) allocated substantially all of its capital and Citigroup Diversified Futures Fund L.P. (‘‘Citigroup Diversified’’) allocated a portion of its capital to the Master. Fairfield II purchased 74,569.3761 Units of the Master with cash equal to $75,688,021. Citigroup Diversified purchased 101,486.0491 Units of the Master with cash equal to $103,008,482. The Master was formed to permit commodity pools managed now or in the future by Graham Capital Management, L.P. (the ‘‘Advisor’’) using the Multi-Trend Program at 125% Leverage, the Advisor’s proprietary trading program, to invest together in one vehicle.

The Master operates under a structure where its investors consist of Diversified 2000, Global Markets, Diversified I, Diversified II, Alera SPC, Fairfield II and Citigroup Diversified (each a ‘‘Feeder’’, collectively the ‘‘Funds’’) with 15.6%, 1.0%, 5.8%, 4.6%, 0.8%, 30.1% and 42.1% investments in the Master at December 31, 2006, respectively.

Citigroup Managed Futures LLC, acts as the general partner (the ‘‘General Partner’’) of the Master. The Master’s commodity broker is Citigroup Global Markets Inc. (‘‘CGM’’). CGM is an affiliate of the General Partner. The General Partner is wholly-owned by Citigroup Global Markets Holdings Inc. (‘‘CGMHI’’), which is the sole owner of CGM. CGMHI is a wholly-owned subsidiary of Citigroup Inc. As of December 31, 2006, all trading decisions for the Master are made by the Advisor.

2.    Accounting Policies:

a.	All commodity interests (including derivative financial instruments and derivative commodity instruments) are used for trading purposes. The commodity interests are recorded on trade date and open contracts are recorded in the Statement of Financial Condition at fair value on the last business day of the year, which represents market value for those commodity interests for which market quotations are readily available. Investments in commodity interests denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing on the last business day of the year. Realized gains (losses) and changes in unrealized gains (losses) on open positions are recognized in the period in which the contract is closed or the changes occur and are included in net gains (losses) on trading of commodity interests.

b.	All of the income and expenses and unrealized gains and losses on trading of commodity interests are determined on each valuation day and are allocated pro rata among the Funds at the time of such determination.

c.	Income taxes have not been provided as each Partner is individually liable for the taxes, if any, on their share of the Master’s income and expenses.

CMF Graham Capital Master Fund L.P.

Notes to Financial Statements

d.	The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

3.    Agreements:

a.	Limited Partnership Agreement:

The General Partner administers the business and affairs of the Master including selecting one or more advisors to make trading decisions for the Master.

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

The Master has entered into a Customer Agreement with CGM whereby CGM provides services which include, among other things, the execution of transactions for the Master’s account in accordance with orders placed by the Advisor. All exchange, clearing, user, give-up, floor brokerage and National Futures Association fees are borne by the Master. All other fees including CGM’s direct brokerage commission shall be borne by the Funds. All of the Master’s assets are deposited in the Master’s account at CGM. The Master’s cash is deposited by CGM in segregated bank accounts to the extent required by Commodity Futures Trading Commission regulations. At December 31, 2006, the amount of cash held by the Master for margin requirements was $50,059,681. The Customer Agreement between the Master and CGM gives the Master the legal right to net unrealized gains and losses. The Customer Agreement may be terminated upon notice by either party.

4.    Trading Activities:

The Master was formed for the purpose of trading contracts in a variety of commodity interests, including derivative financial instruments and derivative commodity interests. The results of the Master’s trading activities are shown in the Statements of Income and Expenses.

All of the commodity interests owned by the Master are held for trading purposes. The average fair value during the period ended December 31, 2006 based on a monthly calculation, was $1,197,907.

5.    Distributions and Redemptions:

Distributions of profits, if any, will be made at the sole discretion of the General Partner and at such times as the General Partner may decide. A Limited Partner may require the Master to redeem their Redeemable Units at their Net Asset Value as of the last day of each month. The General Partner at its sole discretion, may permit redemptions more frequently than monthly, there is no fee charged in connection with redemptions.

CMF Graham Capital Master Fund L.P.

Notes to Financial Statements

6.    Financial Highlights:

Changes in the Net Asset Value per Redeemable Unit of Partnership interest for the period from April 1, 2006 (commencement of trading operations) to December 31, 2006 was as follows:

2006
Net realized and unrealized losses*	$(4.18)
Interest income	28.87
Expenses**	(0.21)
Increase for the period	24.48
Distributions	(28.87)
Net Asset Value per Redeemable Unit, beginning of period	1,000.00
Net Asset Value per Redeemable Unit, end of period	$995.61

*	Includes clearing fees

**	Excludes clearing fees

Ratios to Average Net Assets:****
Net investment income***	3.8%
Operating expenses	0.4%
Total return	2.4%

***	Interest income less total expenses

****	Annualized

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

Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. Credit risk with respect to exchange traded instruments is reduced

CMF Graham Capital Master Fund L.P.

Notes to Financial Statements

to the extent that an exchange or clearing organization acts as a counterparty to the transactions. The Master’s risk of loss in the event of counterparty default is typically limited to the amounts recognized in the Statements of Financial Condition and not represented by the contract or notional amounts of the instruments. The Master has credit risk and concentration risk because the sole counterparty or broker with respect to the Master’s assets is CGM.

The General Partner monitors and controls the Master’s risk exposure on a daily basis through financial, credit and risk management monitoring systems, and accordingly believes that it has effective procedures for evaluating and limiting the credit and market risks to which the Master is subject. These monitoring systems allow the General Partner to statistically analyze actual trading results with risk adjusted performance indicators and correlation statistics. In addition, on-line monitoring systems provide account analysis of futures, forwards and options positions by sector, margin requirements, gain and loss transactions and collateral positions.

The majority of these instruments mature within one year of December 31, 2006. However, due to the nature of the Master’s business, these instruments may not be held to maturity.

Selected unaudited quarterly financial data for Graham Master the period ended December 31, 2006 is summarized below:

	For the period from October 1, 2006 to December 31, 2006	For the period from July 1, 2006 to September 30, 2006	For the period from April 1, 2006 (commencement of trading operations ) to June 30, 2006
Net realized and unrealized trading gains (losses) net of brokerage commissions and clearing fees including interest income	$9,467,372	$(6,121,081)	$(1,758,513)
Net income (loss)	$9,450,069	$(6,135,884)	$(1,766,013)
Increase (decrease) in Net Asset Value per Redeemable Unit	$40.74	$(24.96)	$8.70

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.    Controls and Procedures.

Based on their evaluation of the Partnership’s disclosure controls and procedures as of year end the Chief Executive Officer and Chief Financial Officer of the General Partner have concluded that such controls and procedures are effective.

There were no significant changes in the Partnership’s internal controls over financial reporting or in other factors that could significantly affect such controls subsequent to the date of their evaluation as of year end.

Item 9B.    Other Information.

None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance.

The Partnership has no officers or directors and its affairs are managed by its General Partner, Citigroup Managed Futures LLC. At December 31, 2006 investment decisions were made by Campbell & Company, Inc., Winton Capital Management, Graham Limited Capital Management L.P., and Willowbridge Associates, Inc.

The Partnership has not adopted a code of ethics that applies to officers because it has no officers.

Item 11.    Executive Compensation.

The Partnership has no directors or officers. Its affairs are managed by the General Partner. CGM, an affiliate of the General Partner, is the commodity broker for the Partnership and receives brokerage commissions for such services, as described under ‘‘Item 1. Business.’’ Brokerage commissions and clearing fees of $3,088,967 were earned by CGM for the year ended December 31, 2006. Management fees and incentive fees of $1,035,513 and $65,135, respectively, were earned by the Advisors for the year ended December 31, 2006.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

(a)    Security ownership of certain beneficial owners. The Partnership knows of no person who beneficially owns more than 5% of the Redeemable Units outstanding.

(b)    Security ownership of management. Under the terms of the Limited Partnership Agreement, the Partnership’s affairs are managed by the General Partner. The General Partner owns Units of general partnership interest equivalent to 1,276.7484 Unit equivalents (4.0%) as of December 31, 2006.

Principal who own Redeemable Units of the Partnership:
        *Steve Ciampi                            2.0482 Redeemable Units

No one principal owns more than 1% of Redeemable Units.

(c)    Changes in control. None.

Item 13.    Certain Relationship and Related Transactions, and Director Independence.

CGM and the General Partner would be considered promoters for purposes of item 404 (d) of Regulation S-K. The nature and the amounts of compensation each promoter will receive from the Partnership are set forth under ‘‘Item 1. Business,’’ ‘‘Item 11. Executive Compensation,’’ and ‘‘Item 8. Financial Statements and Supplementary Data.’’

Item 14.    Principal Accountant Fees and Services.

(1)    Audit Fees. The aggregate fees billed for each of the last two fiscal years for professional services rendered by KPMG LLP for the audit of the Partnership’s annual financial statements, review of financial statements included in the Partnership’s Forms 10-Q and other services normally provided in connection with regulatory filings or engagements are as follows:

2006	$30,000

2005	$30,000

(2)    Audit-Related Fees. None.

(3)    Tax Fees. The aggregate fees billed for each of the last two fiscal years for professional services rendered by KPMG LLP for tax compliance and tax advice given in the preparation of the Partnership’s Schedule K1s, the preparation of the Partnership’s Form 1065 and preparation of all State Tax Returns are as follows:

2006	$7,606

2005	$7,606

(4)    All Other Fees. None.

(5)    Not Applicable.

(6)    Not Applicable.

PART IV

Item 15.    Exhibits, Financial Statement Schedules.

(a) (1)	Financial Statements:

Statements of Financial Condition at December 31, 2006 and 2005.

Condensed Schedules of Investments at December 31, 2006 and 2005.

Statements of Income and Expenses for the years ended December 31, 2006, 2005 and 2004.

Statements of Changes in Partners’ Capital for the years ended December 31, 2006, 2005 and 2004.

Statements of Cash Flows for the years ended December 31, 2006, 2005 and 2004.

Notes to Financial Statements.

(2)	Exhibits:

3.1 –	Limited Partnership Agreement (filed as Exhibit 3.1 to the Registration Statement on Form S-1 (File No. 33-75056 and incorporated herein by reference).

3.2 –	Certificate of Limited Partnership of the Partnership as filed in the office of the County Clerk of New York County on October 13, 1993 (filed as Exhibit 3.2 to the Registration Statement on Form S-1 (File No. 33-75056) and incorporated herein by reference).

10.1 –	Customer Agreement between the Partnership and Smith Barney (filed as Exhibit 10.1 to the Registration Statement on Form S-1 (File No. 33-75056) and incorporated herein by reference).

10.3 –	Escrow Instructions relating to escrow of subscription funds (filed as Exhibit 10.3 to the Registration Statement on Form S-1 (File No. 33-75056) and incorporated herein by reference).

10.5 –	Management Agreement among the Partnership, the General Partner and Campbell & Company, Inc. (filed as Exhibit 10.5 to the Registration Statement on Form S-1 (File No. 33-75056) and incorporated herein by reference).

10.6 –	Management Agreement among the Partnership, the General Partner and Colorado Commodity Management Corp. (filed as Exhibit 10.6 to the Registration Statement on Form S-1 (File No. 33-75056) and incorporated herein by reference).

10.7 –	Management Agreement among the Partnership, the General Partner and John W. Henry & Company, Inc. (filed as Exhibit 10.7 to the Registration Statement on Form S-1 (File No. 33-75056) and incorporated herein by reference).

10.8 –	Management Agreement among the Partnership, the General Partner and Hyman Beck & Company (filed as Exhibit 10.8 to the Registration Statement on Form S-1 (File No. 33-75056) and incorporated herein by reference).

10.9 –	Letter dated May 19, 1994 from the General Partner to Colorado Commodities Management Corp. terminating the Management Agreement (previously filed).

10.10 –	Management Agreement among the Partnership, the General Partner and Chesapeake Capital Corp. (previously filed).

10.11 –	Letters extending Management Agreements with John W. Henry & Company, Inc., Hyman Beck & Company, Campbell & Co., Inc. and Chesapeake Capital Corp. (previously filed).

10.12 –	Management Agreement among the Partnership, the General Partner and Abraham Trading Co. (previously filed).

10.13 –	Management Agreement among the Partnership, the General Partner and Rabar Market Research Inc. (previously filed).

10.14 –	Management Agreement among the Partnership, the General Partner and AIS Futures Management, Inc. (previously filed).

10.15 –	Letter dated October 1, 1996 from the General Partner to Hyman Beck & Company terminating the Management Agreement (previously filed).

10.16 –	Management Agreement among the Partnership, the General Partner and Telesis Management Inc. (filed as Exhibit 10.16 to the Form 10-K for the year ended December 31, 1997).

10.17 –	Letter terminating Management Agreement with Chesapeake Capital Corporation (filed as Exhibit 10.17 to the Form 10-K for the year ended December 31, 1997).

10.18 –	Letter terminating Management Agreement with Abraham Trading Co. (filed as Exhibit 10.18 to the Form 10-K for the year ended December 31, 1997).

10.19 –	Management Agreement among the Partnership, the General Partner and Trendview Management, Inc. (filed as Exhibit 10.19 to the Form 10-K for the year ended December 31, 1997).

10.20 –	Letters extending Management Agreements with Campbell & Co., Chesapeake Capital Corp., John W. Henry & Company Inc., AIS Futures Management L.L.C., Abraham Trading Co. and Rabar Market Research Inc. (filed as Exhibit 10.20 to the Form 10-K for the year ended December 31, 1997).

10.21 –	Letter terminating AIS Futures Management, Inc. (previously filed).

10.22 –	Letter terminating Telesis Management Inc. (previously filed).

10.23 –	Letters extending Management Agreements with Campbell & Co., John W. Henry & Company Inc., Rabar Market Research Inc. and Trendview Management Inc. (previously filed).

10.24 –	Management Agreement among the Partnership, the General Partner and Willowbridge Associates, Inc. (filed as Exhibit 10.24 to the Form 10-K for the year ended December 31, 1999).

10.25 –	Management Agreement among the Partnership, the General Partner and Stonebrook Capital Management, Inc. (filed as Exhibit 10.25 to the Form 10-K for the year ended December 31, 1999).

10.26–	Letters extending Management Agreements with Campbell & Co., Inc., John W. Henry & Company Inc., Rabar Market Research Inc. and Trendview Management Inc. (previously filed).

10.27 –	Letters terminating John W. Henry & Company Inc., Rabar Market Research Inc. and Trendview Management Inc. (previously filed).

10.28 –	Management Agreement among the Partnership, the General Partner and Bridgewater Associates, Inc. (previously filed).

10.29 –	Management Agreement among the Partnership, the General Partner and Dominion Capital Management, Inc. (previously filed).

10.30 –	Letters extending Management Agreements with Campbell & Co., Inc., Willowbridge Associates, Inc. and Stonebrook Structured Products, LLC (previously filed).

10.31 –	Letter terminating Bridgewater Associates, Inc. (previously filed).

10.32 –	Management Agreement among the Partnership, the General Partner and Winton Capital Management Limited (previously filed).

10.33 –	Management Agreement among the Partnership, the General Partner and Graham Capital Management L.P. (previously filed).

10.34 –	Letters extending Management Agreements with Campbell & Co., Inc., Willowbridge Associates, Inc., Dominion Capital Management, Inc. and Stonebrook Structured Products, LLC (previously filed).

10.35 –	Letter terminating Dominion Capital Management, Inc. (previously filed).

10.36 –	Letters extending Management Agreements with Campbell & Co., Inc., Willowbridge Associates, Inc., Winton Capital Management Limited, Stonebrook Structured Products, LLC and Graham Capital Management L.P. (previously filed).

10.37 –	Letter terminating Stonebrook Structured Products LLC (previously filed).

10.38 –	Letters extending Management Agreements with Campbell & Co., Inc., Willowbridge Associates, Inc., Winton Capital Management Limited, and Graham Capital Management L.P. (previously filed).

10.39	Letters extending Management Agreements with Campbell & Co. Inc., Willowbridge Associates, Inc., Winton Capital Management Limited, and Graham Capital Management L.P. (previously filed).

10.40	Letters extending Management Agreements with Campbell and Co. Inc., Willowbridge Associates, Inc., Winton Capital Management Limited and Graham Capital Management L.P. (previously filed).

10.41	Letters extending Management Agreements with Campbell and Co. Inc., Willowbridge Associates, Inc., Winton Capital Management Limited and Graham Capital Management L.P. (filed herein).

16.1 –	Letter from PricewaterhouseCoopers (previously filed).

The exhibits required to be filed by Item 601 of regulation S-K are incorporated herein by reference

31.1 –	Rule 13a-14(a)/15d-14(a) Certification (Certification of President and Director)

31.2 –	Rule 13a-14(a)/15d-14(a) Certification (Certification of Chief Financial Officer and Director)

32.1 –	Section 1350 Certification (Certification of President and Director)

32.2 –	Section 1350 Certification (Certification of Chief Financial Officer and Director)

Supplemental Information To Be Furnished With Reports Filed Pursuant To Section 15(d) Of The Act By Registrants Which Have Not Registered Securities Pursuant To Section 12 Of The Act.

Annual Report to Limited Partners

No proxy material has been sent to Limited Partners.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this annual report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York and State of New York on the 30th day of March 2007.

SMITH BARNEY DIVERSIFIED FUTURES FUND L.P.

By:    /s/ Citigroup Managed Futures LLC
           (General Partner)

By:    /s/ Jerry Pascucci
           Jerry Pascucci, President and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report on Form 10-K has been signed below by the following persons in the capacities and on the date indicated.

/s/ Jerry Pascucci	/s/ Shelley Ullman
Jerry Pascucci	Shelley Ullman
President and Director	Director
/s/ David Vogel	/s/ Ihor Rakowsky
David Vogel	Ihor Rakowsky
Director	Secretary and Director
/s/ Steve Ciampi	/s/ Raymond Nolte
Steve Ciampi	Raymond Nolte
Director	Director
/s/ Jennifer Magro	/s/ Daryl Dewbrey
Jennifer Magro	Daryl Dewbrey
Chief Financial Officer and	Director
Director