Form 10-Q
period 2007-03-31
SMITH BARNEY DIVERSIFIED FUTURES FUND LP
filed 2007-05-14
CIK 911503

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT UNDER SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

OR (    ) TRANSITION REPORT UNDER SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter ended March 31, 2007

Commission File Number 000-26132

SMITH BARNEY DIVERSIFIED FUTURES FUND L.P.

(Exact name of registrant as specified in its charter)

New York	13-3729162
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

c/o Citigroup Managed Futures LLC
731 Lexington Ave - 25th Fl
New York, New York 10022

(Address and Zip Code of principal executive offices)

(212) 599-2011

(Registrant’s telephone number, including area code)

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

Yes                        No    X

As of April 30, 2007, 29,637.8959 Limited Partnership Redeemable Units were outstanding.

SMITH BARNEY DIVERSIFIED FUTURES FUND L.P.
FORM 10-Q
INDEX

PART I

Item 1. Financial Statements

Smith Barney Diversified Futures Fund L.P.
Statements of Financial Condition
(Unaudited)

	March 31, 2007	December 31, 2006
Assets:
Investment in Partnerships, at fair value	$47,199,337	$54,294,756
Cash	55,906	48,213
	$47,255,243	$54,342,969
Liabilities and Partners’ Capital:
Liabilities:
Accrued expenses:
Brokerage commissions	$216,587	$249,072
Management fees	72,674	83,980
Incentive fees	—	26,786
Other	44,080	30,444
Redemptions payable	1,745,917	556,176
	2,079,258	946,458

Partners’ Capital:
General Partner 311.4862 and 1,276.7484 Unit equivalents outstanding in 2007 and 2006, respectively	465,136	2,122,569
Limited Partners, 29,941.4322 and 30,841.7629 Redeemable Units of Limited Partnership Interest outstanding in 2007 and 2006, respectively	44,710,849	51,273,942
	45,175,985	53,396,511
	$47,255,243	$54,342,969

See accompanying notes to financial statements.

Smith Barney Diversified Futures Fund L.P.
Schedule of Investments
March 31, 2007
(Unaudited)

	Fair Value	% of Partners’ Capital

Investment in Partnerships

CMF Campbell Master Fund L.P.	$13,142,179	29.09%
CMF Willowbridge Argo Master Fund L.P.	8,629,715	19.10
CMF Winton Master L.P.	13,621,061	30.15
CMF Graham Capital Master Fund L.P.	11,806,382	26.14
Total fair value	$47,199,337	104.48%

Percentages are based on Partners’ Capital unless otherwise indicated.

See accompanying notes to financial statements.

Smith Barney Diversified Futures Fund L.P.
Schedule of Investments
December 31, 2006
(Unaudited)

	Fair Value	% of Partners’ Capital
Investment in Partnerships
CMF Campbell Master Fund L.P.	$14,378,898	26.93%
CMF Willowbridge Argo Master Fund L.P.	11,937,682	22.35
CMF Winton Master L.P.	14,767,400	27.66
CMF Graham Capital Master Fund L.P.	13,210,776	24.74
Total fair value	$54,294,756	101.68%

Percentages are based on Partners’ Capital unless otherwise indicated.

See accompanying notes to financial statements.

Smith Barney Diversified Futures Fund L.P.
Statements of Income and Expenses and Partners’ Capital
(Unaudited)

	Three Months Ended March 31,
	2007	2006
Income:
Net gains (losses) on trading of commodity interests:
Realized gains on closed positions	$—	$672,272
Change in unrealized gains (losses) on open positions and investment in Partnerships	(4,380,723)	462,604
	(4,380,723)	1,134,876
Interest income	—	125,292
	(4,380,723)	1,260,168
Expenses:
Brokerage commissions including clearing fees of $0 and $8,133, respectively	696,893	800,996
Management fees	234,033	265,910
Incentive fees	—	38,349
Other	23,310	22,688
	954,236	1,127,943
Net income (loss)	(5,334,959)	132,225
Redemptions—General Partner	(1,441,407)	—
Redemptions—Limited Partners	(1,444,160)	(1,775,269)
Net decrease in Partners’ Capital	(8,220,526)	(1,643,044)
Partners’ Capital, beginning of period	53,396,511	58,008,725
Partners’ Capital, end of period	$45,175,985	$56,365,681
Net Asset Value per Redeemable Unit (30,252.9184 and 34,888.7024 Redeemble Units outstanding at March 31, 2007 and 2006, respectively)	$1,493.28	$1,615.59
Net income (loss) per Redeemable Unit of Limited Partnership Interest and General Partner Unit equivalent	$(169.20)	$4.24

See accompanying notes to financial statements.

Smith Barney Diversified Futures Fund L.P.
Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
	2007	2006
Cash flows from operating activities:
Net income (loss)	$(5,334,959)	$132,225
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Changes in operating assets and liabilities:
Proceeds from sale of investment in Partnerships	2,714,695	2,279,375
Net unrealized (appreciation) depreciation on investment in Partnerships	4,380,723	(643,496)
(Increase) decrease in restricted cash	—	861,425
(Increase) decrease in net unrealized appreciation on open futures positions	—	(47,119)
(Increase) decrease in unrealized appreciation on open forward contracts	—	167,031
(Increase) decrease in interest receivable	—	(8,603)
Increase (decrease) in net unrealized depreciation on open futures positions	—	(30,126)
Increase (decrease) in unrealized depreciation on open forward contracts	—	91,105
Accrued expenses:
Increase (decrease) in brokerage commissions	(32,485)	(12,605)
Increase (decrease) in management fees	(11,306)	(4,441)
Increase (decrease) in incentive fees	(26,786)	38,349
Increase (decrease) in other	13,637	22,686
Net cash provided by (used in) operating activities	1,703,519	2,845,806
Cash flows from financing activities:
Payments for redemptions—Limited Partners	(254,419)	(1,793,710)
Payments for redemptions—General Partner	(1,441,407)	—
Net cash provided by (used in) financing activities	(1,695,826)	(1,793,710)
Net change in cash	7,693	1,052,096
Cash, at beginning of period	48,213	14,272,606
Cash, at end of period	$55,906	$15,324,702

See accompanying notes to financial statements.

Smith Barney Diversified Futures Fund L.P.
Notes to Financial Statements
March 31, 2007
(Unaudited)

1.    General:

Smith Barney Diversified Futures Fund L.P. (the ‘‘Partnership’’) is a limited partnership organized under the laws of the State of New York on August 13, 1993 to engage directly or indirectly in the speculative trading of a diversified portfolio of commodity interests including futures contracts, options and forward contracts. The commodity interests that are traded by the Partnership are volatile and involve a high degree of market risk. The Partnership commenced trading operations on January 12, 1994.

Citigroup Managed Futures LLC, a Delaware Limited Liability Company, acts as the general partner (the ‘‘General Partner’’) and commodity pool operator of the Partnership. The Partnership’s commodity broker is Citigroup Global Markets Inc. (‘‘CGM’’). CGM is an affiliate of the General Partner. The General Partner is wholly owned by Citigroup Global Markets Holdings Inc. (‘‘CGMHI’’), which is the sole owner of CGM. CGMHI is a wholly owned subsidiary of Citigroup Inc. (‘‘Citigroup’’). As of March 31, 2007, all trading decisions are made for the Partnership by Campbell & Company, Inc. (‘‘Campbell’’), Willowbridge Associates, Inc. (‘‘Willowbridge’’), Winton Capital Management Limited (‘‘Winton’’) and Graham Capital Management L.P. (‘‘Graham’’) (each an ‘‘Advisor’’ and collectively, the ‘‘Advisors’’).

The accompanying financial statements are unaudited but, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Partnership’s financial condition at March 31, 2007 and December 31, 2006 and the results of its operations and cash flows for the three months ended March 31, 2007 and 2006. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. You should read these financial statements together with the financial statements and notes included in the Partnership’s annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2006.

Due to the nature of commodity trading, the results of operations for the interim periods presented should not be considered indicative of the results that may be expected for the entire year.

Certain prior period amounts have been reclassified to conform to current period presentation.

2.    Financial Highlights:

Changes in Net Asset Value per Redeemable Unit of Limited Partnership Interest for the three months ended March 31, 2007 and 2006 were as follows:

	Three Months Ended March 31,
	2007	2006
Net realized and unrealized gains (losses)*	$(161.16)	$9.91
Interest income	—	3.52
Expenses **	(8.04)	(9.19)
Increase (decrease) for the period	(169.20)	4.24
Net Asset Value per Redeemable Unit, beginning of period	1,662.48	1,611.35
Net Asset Value per Redeemable Unit, end of period	$1,493.28	$1,615.59

*	Includes brokerage commissions.
**	Excludes brokerage commissions.

Smith Barney Diversified Futures Fund L.P.
Notes to Financial Statements
March 31, 2007
(Unaudited)

Financial Highlights (continued):

	Three Months Ended March 31,
	2007	2006
Ratio to average net assets: ***
Net investment loss before incentive fees ****	(7.9)%	(6.9)%
Operating expenses	7.9%	7.8%
Incentive fees	—%	0.1%
Total expenses	7.9%	7.9%
Total return:
Total return before incentive fees	(10.2)%	0.3%
Incentive fees	—%	(0.0	)%*****
Total return after incentive fees	(10.2)%	0.3%

***	Annualized (other than incentive fees).
****	Interest income less total expenses (exclusive of incentive fees).
*****	Due to rounding

The above ratios may vary for individual investors based on the timing of capital transactions during the period. Additionally, these ratios are calculated for the Limited Partner class using the Limited Partners’ share of income, expenses and average net assets.

3.    Trading Activities:

The Partnership was formed for the purpose of trading contracts in a variety of commodity interests, including derivative financial instruments and derivative commodity instruments. However, the Partnership investments are in other Partnerships. The results of the Partnership’s trading activities (resulting from its investment in other Partnerships) are shown in the statements of income and expenses and partners’ capital and are discussed in Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The Customer Agreement between the Partnership and CGM gives the Partnership the legal right to net unrealized gains and losses on open futures positions.

Any commodity interest owned by the Partnership are held for trading purposes. The average fair value of these interests during the three and twelve months ended March 31, 2007 and December 31, 2006, based on a monthly calculation, were $0 and $21,395, respectively. The results of the Partnership’s trading activities are shown in the statement of income and expenses.

4.    Investment in Partnerships:

On November 1, 2004, the assets allocated to Winton for trading were invested in the CMF Winton Master L.P., a limited partnership organized under the partnership laws of New York State (the ‘‘Winton Master’’). The Partnership purchased 15,054.1946 Units of the Winton Master with cash of $14,251,586, and a contribution of open commodity futures and forward positions with a fair value of $802,609. Winton Master was formed in order to permit commodity pools managed now or in the future by Winton using its Diversified Program, to invest together in one trading vehicle. The General Partner of the Partnership is the general partner of the Winton Master. Individual and pooled accounts currently managed by Winton, including the Partnership, are permitted to be limited partners of the Winton Master. The General Partner and Winton believe that trading through this structure should promote efficiency and economy in the trading process. Expenses to investors as a result of the investment in the Winton Master are approximately the same and redemption rights are not affected.

Smith Barney Diversified Futures Fund L.P.
Notes to Financial Statements
March 31, 2007
(Unaudited)

On January 1, 2005, the assets allocated to Campbell for trading were invested in the CMF Campbell Master Fund L.P. (‘‘Campbell Master’’), a limited partnership organized under the partnership laws of the State of New York. The Partnership purchased 19,621.1422 Units of Campbell Master with cash of $19,428,630, and a contribution of open commodity futures and forward positions with a fair value of $192,512. Campbell Master was formed in order to permit commodity pools managed now or in the future by Campbell using its Financials Metals and Energy (‘‘FME’’) Portfolio, to invest together in one trading vehicle. The General Partner is also the general partner of Campbell Master. Individual and pooled accounts currently managed by Campbell, including the Partnership, are permitted to be limited partners of Campbell Master. The General Partner and Campbell believe that trading through this structure should promote efficiency and economy in the trading process. Expenses to investors as a result of the investment in Campbell Master are approximately the same and redemption rights are not affected.

On July 1, 2005, the assets allocated to Willowbridge for trading were invested in the CMF Willowbridge Argo Master Fund L.P. (‘‘Willowbridge Master’’), a limited partnership organized under the partnership laws of the State of New York. The Partnership purchased 12,259.3490 Units of Willowbridge Master with cash of $11,118,119, and a contribution of open commodity futures and forward positions with a fair value of $1,141,230. Willowbridge Master was formed in order to permit commodity pools managed now or in the future by Willowbridge using its Argo Trading Program to invest together in one trading vehicle. The General Partner is also the general partner of Willowbridge Master. Individual and pooled accounts currently managed by Willowbridge, including the Partnership, are permitted to be limited partners of Willowbridge Master. The General Partner and Willowbridge believe that trading through this structure should promote efficiency and economy in the trading process. Expenses to investors as a result of the investment in Willowbridge Master are approximately the same and redemption rights are not affected.

On April 1, 2006, the assets allocated to Graham for trading were invested in the CMF Graham Master Fund L.P. (‘‘Graham Master’’), a limited partnership organized under the partnership laws of the State of New York. The partnership purchased 14,741.1555 Units of Graham Master with cash of $14,741,156. Graham Master was formed in order to permit accounts managed now and in the future by Graham using the Multi-Trend Program at 125% Leverage, to invest together in one trading vehicle. The General Partner is also the general partner of Graham Master. Individual and pooled accounts currently managed by Graham, including the Partnership, are permitted to be limited partners of Graham Master. The General Partner and Graham believe that trading through this structure promotes efficiency and economy in the trading process. Expenses to investors as a result of the investment in Graham Master are approximately the same and redemption rights are not affected.

Winton Master’s, Campbell Master’s, Willowbridge Master’s and Graham Master’s (the ‘‘Funds’’), trading of futures, forwards and options contracts, if applicable, on commodities is done primarily on United States of America commodity exchanges and foreign commodity exchanges. The Funds all engage in such trading through commodity brokerage accounts maintained with CGM.

A limited partner may withdraw all or part of its capital contribution and undistributed profits, if any, from the Funds in multiples of the net asset value per unit of limited partnership interest as of the last day of a month after a request for redemption has been made to the General Partner at least 3 days in advance of month-end.

Management and incentive fees are charged at the Partnership level. All exchange, clearing, user, give-up, floor brokerage and National Futures Association fees are borne by the Funds. All other fees, including CGM’s direct brokerage commission, are charged at the Partnership level.

As of March 31, 2007 the Partnership owned 4.5%, 6.3%, 4.6% and 6.0%, respectively of Campbell Master, Willowbridge Master, Winton Master and Graham Master. At December 31, 2006 the Partnership owned 4.4%, 6.5%, 5.4% and 5.8%, respectively of Campbell Master, Willowbridge Master, Winton Master and Graham Master. It is Winton’s, Campbell’s, Willowbridge’s and Graham’s intention to continue to

Smith Barney Diversified Futures Fund L.P.
Notes to Financial Statements
March 31, 2007
(Unaudited)

invest the assets allocated to each by the Partnership in the Winton Master, Campbell Master, Willowbridge Master and Graham Master. The performance of the Partnership is directly affected by the performance of the Funds.

Summarized information reflecting the total assets, liabilities and capital for the Funds is shown in the following tables.

	March 31, 2007
	Total Assets	Total Liabilities	Total Capital
Campbell Master	$298,564,675	$9,634,900	$288,929,775
Willowbridge Master	136,437,832	543,572	135,894,260
Winton Master	295,161,432	1,511,488	293,649,944
Graham Master	202,782,505	5,432,933	197,349,572
Total	$932,946,444	$17,122,893	$915,823,551

	December 31, 2006
	Total Assets	Total Liabilities	Total Capital
Campbell Master	$338,859,002	$11,768,612	$327,090,390
Willowbridge Master	184,225,476	657,346	183,568,130
Winton Master	276,590,109	3,706,951	272,883,158
Graham Master	229,982,015	3,308,499	226,673,516
Total	$1,029,656,602	$19,441,408	$1,010,215,194

Summarized information reflecting the Partnership’s investment in, and the operations of the Funds is shown in the following tables. The Partnership’s share of the Funds’ net income (loss) is included in change in unrealized gains (losses) on open positions and investment in the Funds on the Partnership’s statement of income and expenses and partners’ capital.

	March 31, 2007		For the three months ended March 31, 2007
Investment	% of Partnership’s Net Assets	Fair Value	Income (Loss)	Expenses		Net Income (Loss)	Investment Objective	Redemptions Permitted
				Commissions	Other
Campbell Master	29.09%	$13,142,179	$(674,502)	$4,299	$429	$(679,230)	Financials & Metals Portfolio	Monthly
Willowbridge Master	19.10%	8,629,715	(1,935,327)	9,466	579	(1,945,372)	Commodity Portfolio	Monthly
Winton Master	30.15%	13,621,061	(841,304)	13,586	525	(855,415)	Commodity Portfolio	Monthly
Graham Master	26.14%	11,806,382	(889,315)	10,780	611	(900,706)	Commodity Portfolio	Monthly
Total		$47,199,337	$(4,340,448)	$38,131	$2,144	$(4,380,723)

Smith Barney Diversified Futures Fund L.P.
Notes to Financial Statements
March 31, 2007
(Unaudited)

	December 31, 2006		For the three months ended March 31, 2006
Investment	% of Partnership’s Net Assets	Fair Value	Income (Loss)	Expenses		Net Income (Loss)	Investment Objective	Redemptions Permitted
				Commissions	Other
Campbell Master	26.93%	$14,378,898	$1,021,217	$4,113	$270	$1,016,834	Financials & Metals Portfolio	Monthly
Willowbridge Master	22.35%	11,937,682	(1,204,129)	11,347	613	(1,216,089)	Commodity Portfolio	Monthly
Winton Master	27.66%	14,767,400	866,096	23,220	125	842,751	Commodity Portfolio	Monthly
Graham Master	24.74%	13,210,776	—	—	—	—	Commodity Portfolio	Monthly
Total		$54,294,756	$683,184	$38,680	$1,008	$643,496

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

Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. Credit risk with respect to exchange traded instruments is reduced to the extent that an exchange or clearing organization acts as a counterparty to the transactions. The Funds’ risk of loss in the event of counterparty default is typically limited to the amounts recognized as unrealized appreciation (depreciation) in the statements of financial condition and not represented by the contract or notional amounts of the instruments. The Funds have credit risk and concentration risk because the sole counterparty or broker with respect to the Funds’ assets is CGM.

The General Partner monitors and controls the Funds’ risk exposure on a daily basis through financial, credit and risk management monitoring systems, and accordingly believes that it has effective procedures for evaluating and limiting the credit and market risks to which Funds are subject. These monitoring systems allow the General Partner to statistically analyze actual trading results with risk-adjusted performance indicators and correlation statistics. In addition, on-line monitoring systems provide account analysis of futures, forwards and options positions by sector, margin requirements, gain and loss transactions and collateral positions.

The majority of these instruments mature within one year of March 31, 2007. However, due to the nature of the Funds’ businesses, these instruments may not be held to maturity.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Partnership does not engage in the sale of goods or services. Its only assets are its investment in the Funds and cash. The Funds’ only assets are their equity in its commodity futures trading account, consisting of cash and cash equivalents, net unrealized appreciation on open futures and forward contracts, its investment in other partnerships and interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Funds. While substantial losses could lead to a decrease in liquidity, no such losses occurred during the first quarter of 2007.

The Partnership’s capital consists of the capital contributions of the partners as increased or decreased by its investment in the Funds, expenses, interest income, additions and redemptions of Redeemable Units and distributions of profits, if any.

For the three months ended March 31, 2007, Partnership capital decreased 15.4% from $53,396,511 to $45,175,985. This decrease was attributable to the redemption of 900.3307 Redeemable Units of Limited Partnership Interest totaling $1,444,160 and 965.2622 General Partner Units totaling $1,441,407, coupled with a net loss from operations of $5,334,959. Future redemptions can impact the amount of funds available for investment in commodity contract positions in subsequent periods.

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

All commodity interests of the Partnership which are held by the Funds, (including derivative financial instruments and derivative commodity instruments) are used for trading purposes. The commodity interests are recorded on trade date and open contracts are recorded in the statements of financial condition at fair value on the last business day of the period, which represents market value for those commodity interests for which market quotations are readily available or other measures of fair value deemed appropriate by management of the General Partner for those commodity interests and foreign currencies for which market quotations are not readily available, including dealer quotes for swaps and certain option contracts. Investments in commodity interests denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing on the last business day of the period. Realized gains (losses) and changes in unrealized values on open positions are recognized in the period in which the contract is closed or the changes occur and are included in net gains (losses) on trading of commodity interests. The investments in other partnerships are recorded at fair value, based upon the Partnership’s proportionate interest held.

Foreign currency contracts are those contracts where the Partnership/Funds agree to receive or deliver a fixed quantity of foreign currency for an agreed-upon price on an agreed future date. Foreign currency contracts are valued daily, and the Partnership’s/Fund’s net equity therein, representing unrealized gain or loss on the contracts as measured by the difference between the forward foreign exchange rates at the date of entry into the contracts and the forward rates at the reporting dates, is included in the statement of financial condition. Realized gains (losses) and changes in unrealized values on foreign currency contracts are recognized in the period in which the contract is closed or the changes occur and are included in the statements of income and expenses and partners’ capital.

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

On July 13, 2006, the FASB released FASB Interpretation No. 48 ‘‘Accounting for Uncertainty in Income Taxes’’ (FIN 48).  FIN 48 provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. FIN 48 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Partnership’s tax returns to determine whether the tax positions are ‘‘more-likely-than-not’’ of being sustained by the applicable tax authority.  Tax positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax benefit or expense in the current year. The Partnership has adopted FIN 48 and management has determined that the application of this standard will not impact the financial statements.

Results of Operations

During the Partnership’s first quarter of 2007 the Net Asset Value per Redeemable Unit decreased 10.2% from $1,662.48 to $1,493.28 as compared to an increase of 0.3% in the first quarter of 2006. The Partnership experienced an unrealized loss through its investment in the Funds in the first quarter of 2007 of $4,380,723. Losses were primarily attributable to the trading by the Funds of commodity futures in currencies, energy, grains, U.S. and non-U.S. interest rates, metals, softs and indices and were partially offset by gains in livestock and lumber. The Partnership experienced a net trading gain before brokerage commissions and related fees in the first quarter of 2006 of $1,134,876. Gains were primarily attributable to the trading of commodity futures in U.S. and non-U.S. interest rates, metals, and indices and were partially offset by losses in currencies, energy, grains, livestock, softs and lumber.

The slowing of the U.S. economy continued to weight on the markets as equity prices showed little change amid a significant increase in volatility. In late February, the unanticipated decline of the Shanghai Composite Index triggered a global equity correction as volatility in the financial markets spiked and U.S. recession concerns emerged. The Partnership was negatively impacted by a number of price trend reversals in both financial and commodity markets as correlation between traditionally unrelated markets linked. Losses were realized in trading currency, fixed income, equities and metals.

The first quarter of 2007 presented a difficult investment landscape for the Advisors. Currency markets were dominated by short-term reversals for the quarter as mixed global and regional economic data caused the markets to move erratically. Speculation over further widening of global interest rate differentials continued to negatively impact certain currency positions, such as the Japanese Yen and British Pound. Fixed income markets exhibited significant volatility whilst remaining largely directionless, resulting in losses for the sector. A spike in global equity volatility proved a difficult environment for trading as losses were accumulated in equity indices. Correction of precious metals also followed through to March against the Partnership’s long positions, rendering losses for the Partnership.

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

CGM will pay monthly interest to the Partnership on its applicable share of 80% of the average daily equity maintained in cash in the Funds’ brokerage account at a 30-day U.S. Treasury bill rate determined by CGM and/or will place all of the Funds’ assets in 90-day Treasury bills. The Partnership will receive 80% of its applicable share of the interest earned on the Treasury bills through its investments in other Partnerships and CGM will be paid 20% of the interest.

Brokerage commissions are calculated on the Partnership’s net asset value as of the last day of each month and are affected by trading performance and redemptions. Accordingly, they must be compared in relation to the fluctuations in monthly net asset values. Commissions and fees for the three months ended March 31, 2007 decreased by $104,103 as compared to the corresponding period in 2006. The decrease in brokerage commissions is due to lower average net assets during the three months ended March 31, 2007 as compared to the corresponding period in 2006.

Management fees are calculated on the portion of the Partnership’s net asset value allocated to each Advisor at the end of the month and, therefore, are affected by trading performance and redemptions. Management fees for the three months ended March 31, 2007 decreased by $31,877 as compared to the corresponding period in 2006. The decrease in management fees is due to lower average net assets during the three months ended March 31, 2007 as compared to the corresponding period in 2006.

Incentive fees are based on the new trading profits generated by each Advisor at the end of the quarter as defined in the advisory agreements between the Partnership, the General Partner and each Advisor. Trading performance for the three months ended March 31, 2007 and 2006, resulted in incentive fees of $0 and $38,349, respectively.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

All of the Partnership’s assets are subject to the risk of trading loss through its investments in the Funds. The Funds are speculative commodity pools. The market sensitive instruments held by them are acquired for speculative trading purposes, and all or substantially all of the Funds’ assets are subject to the risk of trading loss. Unlike an operating company, the risk of market sensitive instruments is integral, not incidental, to the Funds’ main lines of business.

Market movements result in frequent changes in the fair value of the Funds’ open positions and, consequently in their earnings and cash flow. The Funds’ market risks are influenced by a wide variety of factors, including the level and volatility of interest rates, exchange rates, equity price levels, the value of financial instruments and contracts, the diversification effects of the Funds’ open positions and the liquidity of the market in which they trade.

The Funds rapidly acquire and liquidate both long and short positions in a wide range of different markets. Consequently, it is not possible to predict how a particular future market scenario will affect performance, and the Funds’ past performances are not necessarily indicative of their future results.

Value at Risk is a measure of the maximum amount which the Funds could reasonably be expected to lose in a given market sector. However, the inherent uncertainty of the Funds’ speculative trading and the recurrence in the markets traded by the Funds of market movements far exceeding expectations could result in actual trading or non-trading losses far beyond the indicated Value at Risk or the Funds’ experiences to date (i.e., ‘‘risk of ruin’’). In light of the foregoing as well as the risks and uncertainties intrinsic to all future projections, the inclusion of the quantification in this section should not be considered to constitute any assurance or representation that the Funds’ losses in any market sector will be limited to Value at Risk or by the Funds’ attempts to manage their market risks.

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

The following tables indicates the trading Value at Risk associated with the Partnership’s investments in the Funds by market category as of March 31, 2007 and the highest, lowest and average value during the three months ended March 31, 2007. All open position trading risk exposures of the Partnership have been included in calculating the figures set forth below.

As of March 31, 2007, the Graham’s Master total capitalization was $197,349,572, the Partnership owned 6.0% of Graham Master.

March 31, 2007
(Unaudited)

			Three Months Ended March 13, 2007
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies:
–OTC Contracts	$18,556,736	9.40%	$18,556,736	$8,295,566	$13,099,089
Energy	500,400	0.25%	2,141,650	349,600	913,467
Grains	51,150	0.03%	378,672	43,144	162,326
Interest Rates U.S.	153,075	0.08%	1,005,000	41,852	344,692
Interest Rates Non-U.S.	2,623,610	1.33%	6,419,914	1,580,561	3,845,886
Metals:
–Exchange Traded Contracts	54,000	0.03%	134,000	2,000	48,000
–OTC Contracts	107,397	0.05%	1,024,186	88,407	235,940
Softs	192,702	0.10%	487,616	116,194	158,234
Indices	507,388	0.26%	15,267,220	382,837	4,094,234
Total	$22,746,458	11.53%

*	Average of month-end Values at Risk.

As of March 31, 2007, Campbell Master’s total capitalization was $288,929,775. The Partnership owned 4.5% of Campbell Master.

March 31, 2007
(Unaudited)

			Three Months Ended March 31, 2007
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies:
–OTC Contracts	$7,681,204	2.66%	$14,912,339	$5,295,129	$9,131,980
Energy	407,400	0.14%	2,742,200	191,400	586,083
Indices	4,625,546	1.60%	14,331,076	2,673,662	8,066,750
Interest Rates U.S.	1,046,300	0.36%	2,786,050	46,331	1,993,300
Interest Rates Non-U.S.	2,254,849	0.78%	10,634,092	1,035,449	7,655,923
Metals:
–Exchange Traded Contracts	122,000	0.04%	385,620	8,567	281,930
–OTC Contracts	826,866	0.29%	1,558,075	283,560	1,060,923
Total	$16,964,165	5.87%

*	Average of month-end Values at Risk

As of March 31, 2007, Willowbridge Master’s total capitalization was $135,894,260. The Partnership owned 6.3% of Willowbridge Master.

March 31, 2007
(Unaudited)

			Three Months Ended March 31, 2007
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies:
–Exchange Traded Contracts	$2,801,600	2.06%	$5,763,380	$420,240	$1,975,680
Energy	8,034,000	5.91%	8,034,000	40,000	3,564,083
Grains	1,687,140	1.24%	3,493,200	308,700	1,628,847
Interest Rates Non-U.S.	514,137	0.38%	5,943,062	411,959	3,906,817
Softs	1,040,300	0.77%	1,890,300	429,150	848,517
Total	$14,077,177	10.36%

*	Average of month-end Values at Risk

As of March 31, 2007, Winton Master’s total capitalization was $293,649,944. The Partnership owned 4.6% of Winton Master.

March 31, 2007
(Unaudited)

			Three Months Ended March 31, 2007
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies:
–Exchange Traded Contracts	$3,237,968	1.10%	$5,056,166	$2,357,912	$3,914,372
Energy	681,900	0.23%	3,410,100	572,331	1,654,250
Grains	1,718,967	0.59%	1,757,983	205,952	916,062
Indices	9,356,423	3.19%	21,980,908	4,520,875	16,720,114
Interest Rates Non-U.S.	4,608,649	1.57%	14,321,882	2,187,980	8,696,932
Interest Rates U.S.	1,125,900	0.38%	6,736,650	186,722	2,355,658
Livestock	92,445	0.03%	192,325	65,755	106,225
Lumber	2,200	0.00%**	2,200	1,100	1,467
Metals:
–Exchange Traded Contracts	572,560	0.19%	916,110	432,890	677,910
–OTC Contracts	1,350,806	0.46%	4,430,675	1,182,372	1,969,421
Softs	697,638	0.24%	826,639	442,701	690,285
Total	$23,445,456	7.98%

*	Average of month-end Values at Risk
**	Due to rounding

Item 4.    Controls and Procedures

The General Partner, with the participation of its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the United States Securities Exchange Act of 1934, as amended) with respect to the Partnership as of the end of the period covered by the report, and, based on this evaluation, has concluded that these disclosure controls and procedures are effective. There was no change in the Partnership’s internal control over financial reporting during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II.    OTHER INFORMATION

Item 1.    Legal Proceedings.

There are no material changes supplementing or amending the discussion of legal proceedings set forth under Part I, Item 3 ‘‘Legal Proceedings’’ in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

Item 1A. Risk Factors.

There are no material changes from the risk factors set forth under Part I, Item 1A. ‘‘Risk Factors’’ in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

Additional Redeemable Units offered represent a reduced brokerage fee to existing limited partners who invested $1,000,000 or more.

The following chart sets forth the purchases of Redeemable Units by the Partnership.

Period	(a) Total Number of Units Purchased*	(b) Average Price Paid per Unit**	(c) Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Units that May Yet Be Purchased Under the Plans or Programs
January 1, 2007 – January 31, 2007	405.0119	$1,681.09	N/A	N/A
February 1, 2007 – February 28, 2007	291.3984	$1,574.44	N/A	N/A
March 1, 2007 – March 31, 2007	1,169.1826	$1,493.28	N/A	N/A
	1,865.5929	$1,582.94

*	Generally, Limited Partners are permitted to redeem their Redeemable Units as of the end of each month on 10 days’ notice to the General Partner. Under certain circumstances, the General Partner can compel redemption but, to date, the General Partner has not exercised this right. Purchases of Redeemable Units by the Partnership reflected in the chart above were made in the ordinary course of the Partnership’s business in connection with effecting redemptions for Limited Partners.
**	Redemptions of Redeemable Units are effected as of the last day of each month at the Net Asset Value per Redeemable Unit as of that day.

Item 3.    Defaults Upon Senior Securities — None

Item 4.    Submission of Matters to a Vote of Security Holders — None

Item 5.    Other Information — None

Item 6.    Exhibits

The exhibits required to be filed by Item 601 of Regulation S-K are incorporated herein by reference to the exhibit index of the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2006.

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

SMITH BARNEY DIVERSIFIED FUTURES FUND L.P.
By:	Citigroup Managed Futures LLC
(General Partner)
By:	/s/ Jerry Pascucci
Jerry Pascucci President and Director
Date:	May 14, 2007
By:	/s/ Jennifer Magro
Jennifer Magro Chief Financial Officer and Director
Date:	May 14, 2007