Form 10-Q
period 2007-06-30
SMITH BARNEY DIVERSIFIED FUTURES FUND LP
filed 2007-08-14
CIK 911503

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended June 30, 2007

OR (    ) TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                          to

Commission File Number 000-26132

SMITH BARNEY DIVERSIFIED FUTURES FUND L.P.

(Exact name of registrant as specified in its charter)

New York	13-3729162
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

c/o Citigroup Managed Futures LLC
731 Lexington Ave - 25th Fl
New York, New York 10022

(Address of principal executive offices) (Zip Code)

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

Yes                        No    X

As of July 31, 2007, 28,812.2634 Limited Partnership Redeemable Units were outstanding.

SMITH BARNEY DIVERSIFIED FUTURES FUND L.P.
FORM 10-Q
INDEX

PART I

Item 1. Financial Statements

Smith Barney Diversified Futures Fund L.P.
Statements of Financial Condition
(Unaudited)

	June 30, 2007	December 31, 2006
Assets:
Investment in Partnerships, at fair value	$52,427,317	$54,294,756
Cash	48,147	48,213
	$52,475,464	$54,342,969
Liabilities and Partners’ Capital:
Liabilities:
Accrued expenses:
Brokerage commissions	$240,513	$249,072
Management fees	80,651	83,980
Incentive fees	55,195	26,786
Other	36,018	30,444
Redemptions payable	538,178	556,176
	950,555	946,458

Partners’ Capital:
General Partner, 311.4862 and 1,276.7484 Unit equivalents outstanding in 2007 and 2006, respectively	545,581	2,122,569
Limited Partners, 29,105.4080 and 30,841.7629 Redeemable Units of Limited Partnership Interest outstanding in 2007 and 2006, respectively	50,979,328	51,273,942
	51,524,909	53,396,511
	$52,475,464	$54,342,969

See accompanying notes to financial statements.

Smith Barney Diversified Futures Fund L.P.
Schedule of Investments
June 30, 2007
(Unaudited)

	Fair Value	% of Partners’ Capital
Investment in Partnerships
CMF Campbell Master Fund L.P.	$14,828,244	28.78%
CMF Willowbridge Argo Master Fund L.P.	7,888,561	15.31
CMF Winton Master L.P.	15,302,553	29.70
CMF Graham Capital Master Fund L.P.	14,407,959	27.96
Total fair value	$52,427,317	101.75%

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

Smith Barney Diversified Futures Fund L.P.
Statements of Income and Expenses and Partners’ Capital
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Income:
Net gains on trading of commodity interests and investment in Partnerships:
Realized gains on closed positions	$—	$8,955	$—	$681,227
Change in unrealized gains on open positions and investment in Partnerships	8,740,090	1,875,299	4,359,370	2,337,903
	8,740,090	1,884,254	4,359,370	3,019,130
Interest income	—	—	—	125,292
	8,740,090	1,884,254	4,359,370	3,144,422
Expenses:
Brokerage commissions including clearing fees of $0, $0, $0 and $8,133, respectively	691,475	808,949	1,388,370	1,609,945
Management fees	231,557	271,726	465,590	537,636
Incentive fees	55,195	—	55,195	38,349
Other	20,492	22,360	43,803	45,048
	998,719	1,103,035	1,952,958	2,230,978
Net income	7,741,371	781,219	2,406,412	913,444
Redemptions—General Partner	—	—	(1,441,407)	—
Redemptions—Limited Partners	(1,392,447)	(1,368,945)	(2,836,607)	(3,144,214)
Net increase (decrease) in Partners’ Capital	6,348,924	(587,726)	(1,871,602)	(2,230,770)
Partners’ Capital, beginning of period	45,175,985	56,365,681	53,396,511	58,008,725
Partners’ Capital, end of period	$51,524,909	$55,777,955	$51,524,909	$55,777,955
Net Asset Value per Redeemable Unit (29,416.8942 and 34,075.1690 Redeemble Units outstanding at June 30, 2007 and 2006, respectively)	$1,751.54	$1,636.91	$1,751.54	1,636.91
Net income per Redeemable Unit of Limited Partnership Interest and General Partner Unit equivalent	$258.26	$21.32	$89.06	$25.56

See accompanying notes to financial statements.

Smith Barney Diversified Futures Fund L.P.
Statements of Cash Flows
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Cash flows from operating activities:
Net income	$7,741,371	$781,219	$2,406,412	$913,444
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Changes in operating assets and liabilities:
Purchase of investment in Partnerships	—	(15,426,368)	—	(15,426,368)
Proceeds from sale of investment in Partnerships	3,512,110	2,641,163	6,226,809	4,920,549
Net unrealized (appreciation) depreciation on investment in Partnerships	(8,740,090)	(1,891,196)	(4,359,370)	(2,534,703)
(Increase) decrease in restricted cash	—	138,702	—	1,000,127
(Increase) decrease in net unrealized appreciation on open futures positions	—	47,119	—	—
(Increase) decrease in unrealized appreciation on open forward contracts	—	505,878	—	672,909
(Increase) decrease in interest receivable	—	45,532	—	36,929
Increase (decrease) in net unrealized depreciation on open futures positions	—	—	—	(30,126)
Increase (decrease) in unrealized depreciation on open forward contracts	—	(537,097)	—	(445,992)
Accrued expenses:
Increase (decrease) in brokerage commissions	23,926	(3,744)	(8,559)	(16,349)
Increase (decrease) in management fees	7,977	(935)	(3,329)	(5,376)
Increase (decrease) in incentive fees	55,195	(38,349)	28,409	—
Increase (decrease) in other	(8,062)	(23,545)	5,574	(859)
Net cash provided by (used in) operating activities	2,592,427	(13,761,621)	4,295,946	(10,915,815)
Cash flows from financing activities:
Payments for redemptions—Limited Partners	(2,600,186)	(1,531,641)	(2,854,605)	(3,325,351)
Payments for redemptions—General Partner	—	—	(1,441,407)	—
Net cash provided by (used in) financing activities	(2,600,186)	(1,531,641)	(4,296,012)	(3,325,351)
Net change in cash	(7,759)	(15,293,262)	(66)	(14,241,166)
Cash, at beginning of period	55,906	15,324,702	48,213	14,272,606
Cash, at end of period	$48,147	$31,440	$48,147	$31,440

See accompanying notes to financial statements.

Smith Barney Diversified Futures Fund L.P.
Notes to Financial Statements
June 30, 2007
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

Citigroup Managed Futures LLC, a Delaware Limited Liability Company, acts as the general partner (the ‘‘General Partner’’) and commodity pool operator of the Partnership. The Partnership’s commodity broker is Citigroup Global Markets Inc. (‘‘CGM’’). CGM is an affiliate of the General Partner. The General Partner is wholly owned by Citigroup Global Markets Holdings Inc. (‘‘CGMHI’’), which is the sole owner of CGM. CGMHI is a wholly owned subsidiary of Citigroup Inc. (‘‘Citigroup’’). As of June 30, 2007, all trading decisions are made for the Partnership by Campbell & Company, Inc. (‘‘Campbell’’), Willowbridge Associates, Inc. (‘‘Willowbridge’’), Winton Capital Management Limited (‘‘Winton’’) and Graham Capital Management L.P. (‘‘Graham’’) (each an ‘‘Advisor’’ and collectively, the ‘‘Advisors’’).

The accompanying financial statements are unaudited but, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Partnership’s financial condition at June 30, 2007 and December 31, 2006 and the results of its operations and cash flows for the three and six months ended June 30, 2007 and 2006. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. You should read these financial statements together with the financial statements and notes included in the Partnership’s annual report on Form 10-K filed with the Securities and Exchange Commission (the ‘‘SEC’’) for the year ended December 31, 2006.

Due to the nature of commodity trading, the results of operations for the interim periods presented should not be considered indicative of the results that may be expected for the entire year.

Certain prior period amounts have been reclassified to conform to the presentation for the current period.

2.    Financial Highlights:

Changes in Net Asset Value per Redeemable Unit of Limited Partnership Interest for the three and six months ended June 30, 2007 and 2006 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Net realized and unrealized gains*	$268.54	$29.80	$107.38	$39.71
Interest income	—	—	—	3.52
Expenses **	(10.28)	(8.48)	(18.32)	(17.67)
Increase for the period	258.26	21.32	89.06	25.56
Net Asset Value per Redeemable Unit, beginning of period	1,493.28	1,615.59	1,662.48	1,611.35
Net Asset Value per Redeemable Unit, end of period	$1,751.54	$1,636.91	$1,751.54	$1,636.91
*	Includes brokerage commissions.
**	Excludes brokerage commissions.

Smith Barney Diversified Futures Fund L.P.
Notes to Financial Statements
June 30, 2007
(Unaudited)

Financial Highlights (continued):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Ratio to average net assets: ***
Net investment loss before incentive fees ****	(7.8)%	(7.7)%	(7.8)%	(7.3)%
Operating expenses	7.8%	7.7%	7.8%	7.7%
Incentive fees	0.1%	—%	0.1%	0.1%
Total expenses	7.9%	7.7%	7.9%	7.8%
Total return:
Total return before incentive fees	17.4%	1.3%	5.5%	1.7%
Incentive fees	(0.1)%	—%	(0.1)%	(0.1)%
Total return after incentive fees	17.3%	1.3%	5.4%	1.6%
***	Annualized (other than incentive fees).
****	Interest income less total expenses (exclusive of incentive fees).

The above ratios may vary for individual investors based on the timing of capital transactions during the period. Additionally, these ratios are calculated for the Limited Partner class using the Limited Partners’ share of income, expenses and average net assets.

3.    Trading Activities:

The Partnership was formed for the purpose of trading contracts in a variety of commodity interests, including derivative financial instruments and derivative commodity instruments. The Partnership investments are in other Partnerships which trade these instruments. The results of the Partnership’s trading activities (resulting from its investment in other Partnerships) are shown in the statements of income and expenses and partners’ capital and are discussed in Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The Customer Agreement between the Partnership and CGM gives the Partnership the legal right to net unrealized gains and losses on open futures positions.

Any commodity interests owned by the Partnership are held for trading purposes. The average fair value of these interests during the six and twelve months ended June 30, 2007 and December 31, 2006, based on a monthly calculation, were $0 and $21,395, respectively. The results of the Partnership’s trading activities are shown in the statement of income and expenses.

4.    Investment in Partnerships:

On November 1, 2004, the assets allocated to Winton for trading were invested in CMF Winton Master L.P., a limited partnership organized under the partnership laws of New York State (the ‘‘Winton Master’’). The Partnership purchased 15,054.1946 Units of the Winton Master with cash of $14,251,586, and a contribution of open commodity futures and forward positions with a fair value of $802,609. Winton Master was formed in order to permit commodity pools managed now or in the future by Winton using its Diversified Program, to invest together in one trading vehicle. The General Partner of the Partnership is the general partner of the Winton Master. Individual and pooled accounts currently managed by Winton, including the Partnership, are permitted to be limited partners of the Winton Master. The General Partner and Winton believe that trading through this structure should promote efficiency and economy in the trading process. Expenses to investors as a result of the investment in the Winton Master are approximately the same and redemption rights are not affected.

Smith Barney Diversified Futures Fund L.P.
Notes to Financial Statements
June 30, 2007
(Unaudited)

On January 1, 2005, the assets allocated to Campbell for trading were invested in CMF Campbell Master Fund L.P. (‘‘Campbell Master’’), a limited partnership organized under the partnership laws of the State of New York. The Partnership purchased 19,621.1422 Units of Campbell Master with cash of $19,428,630, and a contribution of open commodity futures and forward positions with a fair value of $192,512. Campbell Master was formed in order to permit commodity pools managed now or in the future by Campbell using its Financials Metals and Energy (‘‘FME’’) Portfolio, to invest together in one trading vehicle. The General Partner is also the general partner of Campbell Master. Individual and pooled accounts currently managed by Campbell, including the Partnership, are permitted to be limited partners of Campbell Master. The General Partner and Campbell believe that trading through this structure should promote efficiency and economy in the trading process. Expenses to investors as a result of the investment in Campbell Master are approximately the same and redemption rights are not affected.

On July 1, 2005, the assets allocated to Willowbridge for trading were invested in CMF Willowbridge Argo Master Fund L.P. (‘‘Willowbridge Master’’), a limited partnership organized under the partnership laws of the State of New York. The Partnership purchased 12,259.3490 Units of Willowbridge Master with cash of $11,118,119, and a contribution of open commodity futures and forward positions with a fair value of $1,141,230. Willowbridge Master was formed in order to permit commodity pools managed now or in the future by Willowbridge using its Argo Trading Program to invest together in one trading vehicle. The General Partner is also the general partner of Willowbridge Master. Individual and pooled accounts currently managed by Willowbridge, including the Partnership, are permitted to be limited partners of Willowbridge Master. The General Partner and Willowbridge believe that trading through this structure should promote efficiency and economy in the trading process. Expenses to investors as a result of the investment in Willowbridge Master are approximately the same and redemption rights are not affected.

On April 1, 2006, the assets allocated to Graham for trading were invested in CMF Graham Master Fund L.P. (‘‘Graham Master’’), a limited partnership organized under the partnership laws of the State of New York. The partnership purchased 14,741.1555 Units of Graham Master with cash of $14,741,156. Graham Master was formed in order to permit accounts managed now and in the future by Graham using the Multi-Trend Program at 125% Leverage, to invest together in one trading vehicle. The General Partner is also the general partner of Graham Master. Individual and pooled accounts currently managed by Graham, including the Partnership, are permitted to be limited partners of Graham Master. The General Partner and Graham believe that trading through this structure promotes efficiency and economy in the trading process. Expenses to investors as a result of the investment in Graham Master are approximately the same and redemption rights are not affected.

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

As of June 30, 2007 the Partnership owned 4.8%, 4.7%, 4.0% and 6.4%, respectively of Campbell Master, Willowbridge Master, Winton Master and Graham Master. At December 31, 2006 the Partnership owned 4.4%, 6.5%, 5.4% and 5.8%, respectively of Campbell Master, Willowbridge Master, Winton Master and Graham Master. It is Winton’s, Campbell’s, Willowbridge’s and Graham’s intention to continue to

Smith Barney Diversified Futures Fund L.P.
Notes to Financial Statements
June 30, 2007
(Unaudited)

invest the assets allocated to each by the Partnership in the Winton Master, Campbell Master, Willowbridge Master and Graham Master. The performance of the Partnership is directly affected by the performance of the Funds.

Summarized information reflecting the total assets, liabilities and capital for the Funds is shown in the following tables.

	June 30, 2007
	Total Assets	Total Liabilities	Total Capital
Campbell Master	$319,173,792	$9,367,825	$309,805,967
Willowbridge Master	169,272,450	577,466	168,694,984
Winton Master	391,048,128	4,917,702	386,130,426
Graham Master	224,962,674	675,793	224,286,881
Total	$1,104,457,044	$15,538,786	$1,088,918,258

	December 31, 2006
	Total Assets	Total Liabilities	Total Capital
Campbell Master	$338,859,002	$11,768,612	$327,090,390
Willowbridge Master	184,225,476	657,346	183,568,130
Winton Master	276,590,109	3,706,951	272,883,158
Graham Master	229,982,015	3,308,499	226,673,516
Total	$1,029,656,602	$19,441,408	$1,010,215,194

Summarized information reflecting the Partnership’s investment in, and the operations of the Funds is shown in the following tables. The Partnership’s share of the Funds’ net income (loss) is included in change in unrealized gains (losses) on open positions and investment in the Funds on the Partnership’s statement of income and expenses and partners’ capital.

	June 30, 2007		For the three months ended June 30, 2007
Investment	% of Partnership’s Net Assets	Fair Value	Income (Loss)	Expenses		Net Income (Loss)	Investment Objective	Redemptions Permitted
				Commissions	Other
Campbell Master	28.78%	$14,828,244	$1,949,497	$3,264	$548	$1,945,685	Financials & Metals Portfolio	Monthly
Willowbridge Master	15.31%	7,888,561	2,018,212	5,755	450	2,012,007	Commodity Portfolio	Monthly
Winton Master	29.70%	15,302,553	1,946,313	7,900	437	1,937,976	Commodity Portfolio	Monthly
Graham Master	27.96%	14,407,959	2,860,477	15,440	615	2,844,422	Commodity Portfolio	Monthly
Total		$52,427,317	$8,774,499	$32,359	$2,050	$8,740,090

Smith Barney Diversified Futures Fund L.P.
Notes to Financial Statements
June 30, 2007
(Unaudited)

	June 30, 2007		For the six months ended June 30, 2007
Investment	% of Partnership’s Net Assets	Fair Value	Income (Loss)	Expenses		Net Income (Loss)	Investment Objective	Redemptions Permitted
				Commissions	Other
Campbell Master	28.78%	$14,828,244	$1,274,994	$7,564	$976	$1,266,454	Financials & Metals Portfolio	Monthly
Willowbridge Master	15.31%	7,888,561	82,885	15,220	1,029	66,636	Commodity Portfolio	Monthly
Winton Master	29.70%	15,302,553	1,105,010	21,486	961	1,082,563	Commodity Portfolio	Monthly
Graham Master	27.96%	14,407,959	1,971,163	26,220	1,226	1,943,717	Commodity Portfolio	Monthly
Total		$52,427,317	$4,434,052	$70,490	$4,192	$4,359,370

	December 31, 2006		For the three months ended June 30, 2006
Investment	% of Partnership’s Net Assets	Fair Value	Income (Loss)	Expenses		Net Income (Loss)	Investment Objective	Redemptions Permitted
				Commissions	Other
Campbell Master	26.93%	$14,378,898	$(753,024)	$2,564	$256	$(755,844)	Financials & Metals Portfolio	Monthly
Willowbridge Master	22.35%	11,937,682	2,255,772	13,067	607	2,242,098	Commodity Portfolio	Monthly
Winton Master	27.66%	14,767,400	289,145	13,465	—	275,680	Commodity Portfolio	Monthly
Graham Master	24.74%	13,210,776	142,256	11,829	1,165	129,262	Commodity Portfolio	Monthly
Total		$54,294,756	$1,934,149	$40,925	$2,028	$1,891,196

	December 31, 2006		For the six months ended June 30, 2006
Investment	% of Partnership’s Net Assets	Fair Value	Income (Loss)	Expenses		Net Income (Loss)	Investment Objective	Redemptions Permitted
				Commissions	Other
Campbell Master	26.93%	$14,378,898	$268,193	$6,677	$526	$260,990	Financials & Metals Portfolio	Monthly
Willowbridge Master	22.35%	11,937,682	1,051,643	24,414	1,220	1,026,009	Commodity Portfolio	Monthly
Winton Master	27.66%	14,767,400	1,155,252	36,685	125	1,118,442	Commodity Portfolio	Monthly
Graham Master	24.74%	13,210,776	142,256	11,829	1,165	129,262	Commodity Portfolio	Monthly
Total		$54,294,756	$2,617,344	$79,605	$3,036	$2,534,703

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

Smith Barney Diversified Futures Fund L.P.
Notes to Financial Statements
June 30, 2007
(Unaudited)

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

The majority of these instruments mature within one year of June 30, 2007. However, due to the nature of the Funds’ businesses, these instruments may not be held to maturity.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Partnership does not engage in the sale of goods or services. Its only assets are its investment in the Funds and cash. The Funds’ only assets are their equity in its commodity futures trading account, consisting of cash and cash equivalents, net unrealized appreciation on open futures and forward contracts and interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Funds. While substantial losses could lead to a decrease in liquidity, no such losses occurred during the second quarter of 2007.

The Partnership’s capital consists of the capital contributions of the partners as increased or decreased by its investment in the Funds, expenses, interest income, additions and redemptions of Redeemable Units and distributions of profits, if any.

For the six months ended June 30, 2007, Partnership capital decreased 3.5% from $53,396,511 to $51,524,909. This decrease was attributable to the redemption of 1,736.3549 Redeemable Units of Limited Partnership Interest totaling $2,836,607 and 965.2622 General Partner Units totaling $1,441,407, which was partially offset by a net income from operations of $2,406,412. Future redemptions can impact the amount of funds available for investment in commodity contract positions in subsequent periods.

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

Foreign currency contracts are those contracts where the Funds agree to receive or deliver a fixed quantity of foreign currency for an agreed-upon price on an agreed future date. Foreign currency contracts are valued daily, and the Fund’s net equity therein, representing unrealized gain or loss on the contracts, as measured by the difference between the forward foreign exchange rates at the date of entry into the contracts and the forward rates at the reporting dates, is included in the statement of financial condition. Realized gains (losses) and changes in unrealized values on foreign currency contracts are recognized in the period in which the contract is closed or the changes occur and are included in the statements of income and expenses and partners’ capital.

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

In July 2006, the Financial Accounting Standards Board (the ‘‘FASB’’) released FASB Interpretation No. 48 ‘‘Accounting for Uncertainty in Income Taxes’’ (FIN 48).  FIN 48 provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. FIN 48 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Partnership’s tax returns to determine whether the tax positions are ‘‘more-likely-than-not’’ of being sustained by the applicable tax authority.  Tax positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax benefit or expense in the current year. The Partnership adopted FIN 48 as of January 31, 2007 and the application of this standard did not impact the financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards (‘‘SFAS’’) No. 157, fair value measurements. This accounting standard establishes a single authoritative definition of fair value, sets out a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 applies to fair value measurements already required or permitted by existing standards. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and the interim periods within those fiscal years. As of June 30, 2007, the Partnership is still evaluating the impact the adoption of SFAS No. 157 will have on the financial statement amounts; however, additional disclosures will be required about the inputs used to develop the measurements and the effect of certain measurements on changes in Partners’ Capital for the period.

Results of Operations

During the Partnership’s second quarter of 2007 the Net Asset Value per Redeemable Unit increased 17.3% from $1,493.28 to $1,751.54 as compared to an increase of 1.3% in the second quarter of 2006. The Partnership experienced net gains of trading commodity interest and investment in Partnerships before brokerage commissions and related fees in the second quarter of 2007 of $8,740,090. Gains were primarily attributable to the trading by the Funds of commodity futures in currencies, energy, grains, U.S. and non-U.S. interest rates, and indices and were partially offset by losses in metals, livestock, softs and lumber. The Partnership experienced net gains of trading commodity interest and investment in Partnerships before brokerage commissions and related fees in the second quarter of 2006 of $1,884,254. Gains were primarily attributable to the trading by the Funds of commodity futures in energy, U.S. and non-U.S. interest rates, metals and softs and were partially offset by losses in currencies, grains, livestock, indices and lumber.

Favorable trading conditions during the second quarter, especially in the financial sectors, provided gains for the Partnership. Profits earned in global and U.S. fixed income markets, currency, and equity indices were more than sufficient to offset small losses accumulated in trading metals and soft commodities.

The global economy remained stable in the quarter as relatively low interest rates and high levels of liquidity in the capital markets were the backdrop to the highest corporate activities in recent history. Gains were realized from trading in fixed income markets domestically and globally on stronger than expected economic data and increased inflationary pressures. Profits were earned in trading currency as trends in the Japanese yen, the New Zealand dollar and the Pound Sterling persisted. Equity indices added to gains for the quarter as the global equity rally continued unabated.

Slightly offsetting gains were losses in metals and soft commodities. Losses were taken in metals as the U.S. dollar unexpectedly strengthened in May and signs of slowing Chinese economic growth caused prices to move erratically. Soft commodities prices were dominated by sharp reversals, especially in cocoa and coffee, resulting in losses for the sector.

During the Partnership’s six months ended June 30, 2007 the Net Asset Value per Redeemable Unit increased 5.4% from $1,662.48 to $1,751.54 as compared to an increase of 1.6% for the six months ended June 30, 2006. The Partnership experienced net gains of trading commodity interest and investment in Partnerships before brokerage commissions and related fees for the six months ended June 30, 2007, of $4,359,370. Gains were primarily attributable to the trading by the Funds of commodity futures in currencies, non-U.S. interest rates, lumber and indices and were partially offset by losses in energy, grains, U.S. interest rates, livestock, metals and softs. The Partnership experienced net gains of trading commodity interest and investment in Partnerships before commissions and related fees for the six months ended June 30, 2006 of $3,019,130. Gains were primarily attributable to the trading of commodity futures by the Partnership and also by the Funds in U.S. and non-U.S. interest rates, metals and indices and were partially offset by losses in currencies, energy, grains, livestock, softs and lumber.

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

CGM will pay monthly interest to the Partnership on its applicable share of 80% of the average daily equity maintained in cash in the Funds’ brokerage account at a 30-day U.S. Treasury bill rate determined by CGM and/or will place all of the Funds’ assets in 90-day Treasury bills. The Partnership will receive 80% of its applicable share of the interest earned on the Treasury bills through its investments in other Partnerships and CGM will be paid 20% of the interest. The interest earned at the investment in Partnerships level is included in the Partnership share of overall net income (loss) of the other Partnerships in 2007 as compared to 2006.

Brokerage commissions are calculated on the Partnership’s net asset value as of the last day of each month and are affected by trading performance and redemptions. Accordingly, they must be compared in relation to the fluctuations in monthly net asset values. Commissions and fees for the three and six months ended June 30, 2007 decreased by $117,474 and 221,575, respectively as compared to the corresponding periods in 2006. The decrease in brokerage commissions is due to lower average net assets during the three and six months ended June 30, 2007 as compared to the corresponding periods in 2006.

Management fees are calculated on the portion of the Partnership’s net asset value allocated to each Advisor at the end of the month and, therefore, are affected by trading performance and redemptions. Management fees for the three and six months ended June 30, 2007 decreased by $40,169 and $72,046, respectively as compared to the corresponding periods in 2006. The decrease in management fees is due to lower average net assets during the three and six months ended June 30, 2007 as compared to the corresponding periods in 2006.

Incentive fees are based on the new trading profits generated by each Advisor at the end of the quarter as defined in the advisory agreements between the Partnership, the General Partner and each Advisor. Trading performance for the three and six months ended June 30, 2007, resulted in incentive fees of $55,195. Trading performance for the three and six months ended June 30, 2006, resulted in incentive fees of $0 and $38,349, respectively.

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

The following tables indicates the trading Value at Risk associated with the Partnership’s investments in the Funds by market category as of June 30, 2007 and the highest, lowest and average value during the three months ended June 30, 2007. All open position trading risk exposures of the Partnership have been included in calculating the figures set forth below.

As of June 30, 2007, the Graham’s Master total capitalization was $224,286,881, the Partnership owned 6.4% of Graham Master.

June 30, 2007
(Unaudited)

			Three Months Ended June 30, 2007
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies:
—OTC Contracts	$22,052,214	9.83%	$36,315,056	$19,944,640	$29,852,618
Energy	337,400	0.15%	871,000	248,000	548,033
Grains	281,987	0.13%	320,700	4,000	101,729
Interest Rates U.S.	2,393,000	1.07%	3,124,000	38,467	1,711,917
Interest Rates Non-U.S.	2,492,256	1.11%	7,772,547	2,492,256	5,841,706
Livestock	6,750	0.00%**	6,750	3,000	4,875
Metals:
—Exchange Traded Contracts	10,000	0.01%	144,000	4,000	45,333
—OTC Contracts	7,146	0.00%**	598,409	3,586	117,810
Softs	147,019	0.07%	256,809	103,845	184,967
Indices	4,762,306	2.12%	10,593,315	633,683	7,545,680
Total	$32,490,078	14.49%
*	Average of month-end Values at Risk.
**	Due to rounding.

As of June 30, 2007, Campbell Master’s total capitalization was $309,805,967. The Partnership owned 4.8% of Campbell Master.

June 30, 2007
(Unaudited)

			Three Months Ended June 30, 2007
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies:
—OTC Contracts	$8,078,023	2.61%	$11,367,341	$6,780,223	$8,267,143
Energy	969,350	0.31%	969,350	357,600	735,117
Interest Rates U.S.	4,120,200	1.33%	4,293,650	53,207	2,943,000
Interest Rates Non-U.S.	7,860,338	2.54%	10,281,295	3,366,038	8,412,667
Metals:
—Exchange Traded Contracts	296,000	0.10%	390,000	124,000	299,333
—OTC Contracts	1,143,021	0.37%	2,315,924	854,405	1,303,427
Indices	5,742,025	1.85%	10,594,273	5,347,848	8,194,370
Total	$28,208,957	9.11%
*	Average of month-end Values at Risk

As of June 30, 2007, Willowbridge Master’s total capitalization was $168,694,984. The Partnership owned 4.7% of Willowbridge Master.

June 30, 2007
(Unaudited)

			Three Months Ended June 30, 2007
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies:
—Exchange Traded Contracts	$3,189,836	1.89%	$5,480,328	$2,665,600	$3,958,243
Energy	5,049,600	2.99%	11,515,000	2,275,050	5,155,200
Grains	820,800	0.49%	1,621,620	483,840	662,240
Interest Rates U.S.	2,649,000	1.57%	3,312,000	528,000	1,907,000
Interest Rates Non-U.S.	6,208,816	3.68%	7,731,444	1,711,761	6,524,384
Livestock	144,000	0.09%	148,500	4,500	48,000
Metals:
—Exchange Traded Contracts	1,248,000	0.74%	4,047,000	768,000	2,551,333
Softs	595,200	0.35%	1,244,600	249,600	689,933
Total	$19,905,252	11.80%
*	Average of month-end Values at Risk

As of June 30, 2007, Winton Master’s total capitalization was $386,130,426. The Partnership owned 4.0% of Winton Master.

June 30, 2007
(Unaudited)

			Three Months Ended June 30, 2007
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies:
—Exchange Traded Contracts	$3,908,381	1.01%	$4,966,647	$3,372,271	$4,151,347
Energy	1,263,912	0.33%	1,520,262	766,962	1,253,446
Grains	1,598,280	0.41%	1,761,864	1,269,309	1,495,152
Interest Rates U.S.	7,743,898	2.01%	3,214,600	178,160	1,577,895
Interest Rates Non-U.S	1,279,300	0.33%	9,740,034	5,561,866	7,876,534
Livestock	92,065	0.02%	95,785	16,176	74,861
Lumber	1,100	0.00%**	2,200	1,100	1,100
Metals:
—Exchange Traded Contracts	577,230	0.15%	1,046,820	577,230	764,360
—OTC Contracts	1,797,497	0.47%	2,373,605	1,387,850	1,955,157
Softs	1,068,674	0.28%	1,110,995	739,983	948,868
Indices	8,891,528	2.30%	11,623,923	6,709,777	9,466,436
Total	$28,221,865	7.31%
*	Average of month-end Values at Risk
**	Due to rounding

Item 4.    Controls and Procedures

The Partnership’s disclosure controls and procedures are designed to ensure that information required to be disclosed under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO) of the General Partner, to allow for timely decisions regarding required disclosure and appropriate SEC filings.

Management is responsible for ensuring that there is an adequate and effective process for establishing, maintaining and evaluating disclosure controls and procedures for the Partnership’s external disclosures.

The General Partner’s CEO and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-115(e) under the Exchange Act) as of June 30, 2007 and, based on that evaluation, the CEO and CFO have concluded that at that date the Partnership’s disclosure controls and procedures were effective.

The Partnership’s internal control over financial reporting is a process under the supervision of the General Partner’s CEO and CFO to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with generally accepted accounting principles. These controls include policies and procedures that:

•	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Partnership;

•	provide reasonable assurance that (i) transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and (ii) the Partnership’s receipts are handled and expenditures are made only pursuant to authorizations of the General Partner; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Partnership’s assets that could have a material effect on the financial statements.

There were no changes in the Partnership’s internal control over financial reporting during the fiscal quarter ended June 30, 2007 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II.    OTHER INFORMATION

Item 1.    Legal Proceedings.

The following information supplements and amends our discussion set forth under Part I, Item 3 ‘‘Legal Proceedings’’ in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006, as updated by our Quarterly Report on Form 10-Q for the quarter ended March 31, 2007.

Research

Customer Class Actions.

On May 3, 2007, the District Court remanded DISHER V. CITIGROUP GLOBAL MARKETS, INC., to Illinois state court. On June 13, 2007, Citigroup moved in state court to dismiss the action.

Mutual Funds

In May 2007, CGMI finalized its settlement agreement with the NYSE and the New Jersey Bureau of Securities on the matter related to its market-timing practices prior to September 2003.

IPO Securities Litigation

On May 18, 2007, the Second Circuit denied plaintiffs’ petition for rehearing en banc of the Second Circuit’s decision reversing the district court’s class certification.

IPO Antitrust Litigation

On June 18, 2007, the United States Supreme Court ruled that the securities law precludes application of the antitrust laws to the claims asserted by plaintiffs, effectively terminating the litigation.

Item 1A. Risk Factors.

There are no material changes from the risk factors set forth under Part I, Item 1A. ‘‘Risk Factors’’ in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006, and under Part II, Item 1A ‘‘Risk Factors’’ in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2007.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

Additional Redeemable Units offered represent a reduced brokerage fee to existing limited partners who invested $1,000,000 or more.

The following chart sets forth the purchases of Redeemable Units by the Partnership.

Period	(a) Total Number of Units Purchased*	(b) Average Price Paid per Unit**	(c) Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Units that May Yet Be Purchased Under the Plans or Programs
April 1, 2007 – April 30, 2007	303.5363	$1,572.82	N/A	N/A
May 1, 2007 – May 31, 2007	225.2280	$1,673.24	N/A	N/A
June 1, 2007 – June 30, 2007	307.2599	$1,751.54	N/A	N/A
	836.0242	$1,665.87
*	Generally, Limited Partners are permitted to redeem their Redeemable Units as of the end of each month on 10 days’ notice to the General Partner. Under certain circumstances, the General Partner

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

SMITH BARNEY DIVERSIFIED FUTURES FUND L.P.
By:	Citigroup Managed Futures LLC
(General Partner)
By:	/s/ Jerry Pascucci
Jerry Pascucci President and Director
Date:	August 14, 2007
By:	/s/ Jennifer Magro
Jennifer Magro Chief Financial Officer and Director
Date:	August 14, 2007