Form 10-Q
period 2007-09-30
SMITH BARNEY DIVERSIFIED FUTURES FUND LP
filed 2007-11-14
CIK 911503

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended September 30, 2007

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

Yes                        No    X

As of October 31, 2007, 27,535.0879 Limited Partnership Redeemable Units were outstanding.

SMITH BARNEY DIVERSIFIED FUTURES FUND L.P.
FORM 10-Q
INDEX

		Page Number
PART I – Financial Information:
Item 1.	Financial Statements:
	Statements of Financial Condition at September 30, 2007 and December 31, 2006 (unaudited)	3
	Schedules of Investments at September 30, 2007 and December 31, 2006 (unaudited)	4 – 5
	Statements of Income and Expenses and Partners’ Capital for the three and nine months ended September 30, 2007 and 2006 (unaudited)	6
	Statements of Cash Flows for the three and nine months ended September 30, 2007 and 2006 (unaudited)	7
	Notes to Financial Statements (unaudited)	8 – 13
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14 – 16
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	17 – 19
Item 4.	Controls and Procedures	20
PART II – Other Information		21 – 22

PART I

Item 1. Financial Statements

Smith Barney Diversified Futures Fund L.P.
Statements of Financial Condition
(Unaudited)

	September 30, 2007	December 31, 2006
Assets:
Investment in Partnerships, at fair value	$48,491,756	$54,294,756
Cash	30,190	48,213
	$48,521,946	$54,342,969
Liabilities and Partners’ Capital:
Liabilities:
Accrued expenses:
Brokerage commissions	$222,392	$249,072
Management fees	74,073	83,980
Incentive fees	76,924	26,786
Other	19,923	30,444
Redemptions payable	717,885	556,176
	1,111,197	946,458

Partners’ Capital:
General Partner, 311.4862 and 1,276.7484 Unit equivalents outstanding in 2007 and 2006, respectively	516,821	2,122,569
Limited Partners, 28,262.7692 and 30,841.7629 Redeemable Units of Limited Partnership Interest outstanding in 2007 and 2006, respectively	46,893,928	51,273,942
	47,410,749	53,396,511
	$48,521,946	$54,342,969

See accompanying notes to financial statements.

Smith Barney Diversified Futures Fund L.P.
Schedule of Investments
September 30, 2007
(Unaudited)

	Fair Value	% of Partners’ Capital
Investment in Partnerships
CMF Campbell Master Fund L.P.	$12,363,584	26.08%
CMF Willowbridge Argo Master Fund L.P.	7,362,106	15.53
CMF Winton Master L.P.	15,414,852	32.51
CMF Graham Capital Master Fund L.P.	13,351,214	28.16
Total fair value	$48,491,756	102.28%

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

Smith Barney Diversified Futures Fund L.P.
Statements of Income and Expenses and Partners’ Capital
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Income:
Net gains (loss) on trading of commodity interests and investment in Partnerships:
Net realized gains on closed positions	$—	$—	$—	$681,222
Change in net unrealized gains (losses) on open positions and investment in Partnerships	(1,734,700)	(546,697)	2,624,669	1,791,211
	(1,734,700)	(546,697)	2,624,669	2,472,433
Interest income	—	—	—	125,292
	(1,734,700)	(546,697)	2,624,669	2,597,725
Expenses:
Brokerage commissions including clearing fees of $0, $0, $0 and $8,133, respectively	661,842	741,548	2,050,210	2,351,493
Management fees	220,838	249,340	686,428	786,976
Incentive fees	76,924	—	132,119	38,349
Other	27,832	34,051	71,636	79,099
	987,436	1,024,939	2,940,393	3,255,917
Net loss	(2,722,136)	(1,571,636)	(315,724)	(658,192)
Redemptions—General Partner	—	—	(1,441,407)	—
Redemptions—Limited Partners	(1,392,024)	(1,520,372)	(4,228,631)	(4,664,586)
Net decrease in Partners’ Capital	(4,114,160)	(3,092,008)	(5,985,762)	(5,322,778)
Partners’ Capital, beginning of period	51,524,909	55,777,955	53,396,511	58,008,725
Partners’ Capital, end of period	$47,410,749	$52,685,947	$47,410,749	$52,685,947
Net Asset Value per Redeemable Unit (28,574.2554 and 33,114.2919 Redeemble Units outstanding at September 30, 2007 and 2006, respectively)	$1,659.21	$1,591.03	$1,659.21	$1,591.03
Net loss per Redeemable Unit of Limited Partnership Interest and General Partner Unit equivalent	$(92.33)	$(45.88)	$(3.27)	$(20.32)

See accompanying notes to financial statements.

Smith Barney Diversified Futures Fund L.P.
Statements of Cash Flows
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Cash flows from operating activities:
Net loss	$(2,722,136)	$(1,571,636)	$(315,724)	$(658,192)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Changes in operating assets and liabilities:
Purchase of investment in Partnerships	—	—	—	(15,426,368)
Proceeds from sale of investment in Partnerships	2,200,861	2,500,372	8,427,669	7,420,917
Net unrealized (appreciation) depreciation on investment in Partnerships	1,734,700	546,697	(2,624,669)	(1,988,002)
(Increase) decrease in restricted cash	—	—	—	1,000,127
(Increase) decrease in unrealized appreciation on open forward contracts	—	—	—	672,909
(Increase) decrease in interest receivable	—	—	—	36,929
Increase (decrease) in net unrealized depreciation on open futures positions	—	—	—	(30,126)
Increase (decrease) in unrealized depreciation on open forward contracts	—	—	—	(445,992)
Accrued expenses:
Increase (decrease) in brokerage commissions	(18,121)	(13,951)	(26,680)	(30,300)
Increase (decrease) in management fees	(6,578)	(5,021)	(9,907)	(10,397)
Increase (decrease) in incentive fees	21,729	—	50,138	—
Increase (decrease) in other	(16,095)	(14,014)	(10,521)	(14,873)
Net cash provided by (used in) operating activities	1,194,360	1,442,447	5,490,306	(9,473,368)
Cash flows from financing activities:
Payments for redemptions—Limited Partners	(1,212,317)	(1,439,179)	(4,066,922)	(4,764,530)
Payments for redemptions—General Partner	—	—	(1,441,407)	—
Net cash used in financing activities	(1,212,317)	(1,439,179)	(5,508,329)	(4,764,530)
Net change in cash	(17,957)	3,268	(18,023)	(14,237,898)
Cash, at beginning of period	48,147	31,440	48,213	14,272,606
Cash, at end of period	$30,190	$34,708	$30,190	$34,708

See accompanying notes to financial statements.

Smith Barney Diversified Futures Fund L.P.
Notes to Financial Statements
September 30, 2007
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

Citigroup Managed Futures LLC, a Delaware Limited Liability Company, acts as the general partner (the ‘‘General Partner’’) and commodity pool operator of the Partnership. The Partnership’s commodity broker is Citigroup Global Markets Inc. (‘‘CGM’’). CGM is an affiliate of the General Partner. The General Partner is wholly owned by Citigroup Global Markets Holdings Inc. (‘‘CGMHI’’), which is the sole owner of CGM. CGMHI is a wholly owned subsidiary of Citigroup Inc. As of September 30, 2007, all trading decisions are made for the Partnership by Campbell & Company, Inc. (‘‘Campbell’’), Willowbridge Associates, Inc. (‘‘Willowbridge’’), Winton Capital Management Limited (‘‘Winton’’) and Graham Capital Management L.P. (‘‘Graham’’) (each an ‘‘Advisor’’ and collectively, the ‘‘Advisors’’).

The accompanying financial statements are unaudited but, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Partnership’s financial condition at September 30, 2007 and December 31, 2006 and the results of its operations, changes in Partners’ capital and cash flows for the three and nine months ended September 30, 2007 and 2006. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. You should read these financial statements together with the financial statements and notes included in the Partnership’s annual report on Form 10-K filed with the Securities and Exchange Commission (the ‘‘SEC’’) for the year ended December 31, 2006.

Due to the nature of commodity trading, the results of operations for the interim periods presented should not be considered indicative of the results that may be expected for the entire year.

Certain prior period amounts have been reclassified to conform to the presentation for the current period.

2.    Financial Highlights:

Changes in Net Asset Value per Redeemable Unit of Limited Partnership Interest for the three and nine months ended September 30, 2007 and 2006 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Net realized and unrealized gains (losses)*	$(81.16)	$(37.48)	$26.22	$2.23
Interest income	—	—	—	3.52
Expenses **	(11.17)	(8.40)	(29.49)	(26.07)
Decrease for the period	(92.33)	(45.88)	(3.27)	(20.32)
Net Asset Value per Redeemable Unit, beginning of period	1,751.54	1,636.91	1,662.48	1,611.35
Net Asset Value per Redeemable Unit, end of period	$1,659.21	$1,591.03	$1,659.21	$1,591.03
*	Includes brokerage commissions.
**	Excludes brokerage commissions.

Smith Barney Diversified Futures Fund L.P.
Notes to Financial Statements
September 30, 2007
(Unaudited)

Financial Highlights (continued):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Ratio to average net assets: ***
Net investment loss before incentive fees ****	(7.5)%	(7.6)%	(7.6)%	(7.4)%
Operating expenses	7.5%	7.6%	7.6%	7.7%
Incentive fees	0.2	—	0.3	0.1
Total expenses	7.7%	7.6%	7.9%	7.8%
Total return:
Total return before incentive fees	(5.1)%	(2.8)%	0.1%	(1.2)%
Incentive fees	(0.2)	—	(0.3)	(0.1)
Total return after incentive fees	(5.3)%	(2.8)%	(0.2)%	(1.3)%
***	Annualized (other than incentive fees).
****	Interest income less total expenses (exclusive of incentive fees).

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

Any commodity interests owned by the Partnership are held for trading purposes. The average fair value of these interests during the nine and twelve months ended September 30, 2007 and December 31, 2006, based on a monthly calculation, were $0 and $21,395, respectively. The results of the Partnership’s trading activities are shown in the statement of income and expenses and Partners’ capital.

4.    Investment in Partnerships:

On November 1, 2004, the assets allocated to Winton for trading were invested in CMF Winton Master L.P., a limited partnership organized under the partnership laws of the State of New York (the ‘‘Winton Master’’). The Partnership purchased 15,054.1946 Units of the Winton Master with cash of $14,251,586, and a contribution of open commodity futures and forward positions with a fair value of $802,609. Winton Master was formed in order to permit commodity pools managed now or in the future by Winton using its Diversified Program, to invest together in one trading vehicle. The General Partner of the Partnership is the general partner of the Winton Master. Individual and pooled accounts currently managed by Winton, including the Partnership, are permitted to be limited partners of the Winton Master. The General Partner and Winton believe that trading through this structure should promote efficiency and economy in the trading process. Expenses to investors as a result of the investment in the Winton Master are approximately the same and redemption rights are not affected.

Smith Barney Diversified Futures Fund L.P.
Notes to Financial Statements
September 30, 2007
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

On April 1, 2006, the assets allocated to Graham for trading were invested in CMF Graham Master Fund L.P. (‘‘Graham Master’’), a limited partnership organized under the partnership laws of the State of New York. The partnership purchased 14,741.1555 Units of Graham Master with cash of $14,741,156. Graham Master was formed in order to permit accounts managed now and in the future by Graham using its Multi-Trend Program at 125% Leverage, to invest together in one trading vehicle. The General Partner is also the general partner of Graham Master. Individual and pooled accounts currently managed by Graham, including the Partnership, are permitted to be limited partners of Graham Master. The General Partner and Graham believe that trading through this structure promotes efficiency and economy in the trading process. Expenses to investors as a result of the investment in Graham Master are approximately the same and redemption rights are not affected.

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

As of September 30, 2007 the Partnership owned 5.0%, 4.5%, 3.6% and 6.0%, of Campbell Master, Willowbridge Master, Winton Master and Graham Master, respectively. At December 31, 2006 the Partnership owned 4.4%, 6.5%, 5.4% and 5.8%, of Campbell Master, Willowbridge Master, Winton Master and Graham Master, respectively. It is Winton’s, Campbell’s, Willowbridge’s and Graham’s intention to

Smith Barney Diversified Futures Fund L.P.
Notes to Financial Statements
September 30, 2007
(Unaudited)

continue to invest the assets allocated to each by the Partnership in the Winton Master, Campbell Master, Willowbridge Master and Graham Master. The performance of the Partnership is directly affected by the performance of the Funds.

Summarized information reflecting the total assets, liabilities and capital for the Funds is shown in the following tables.

	September 30, 2007
	Total Assets	Total Liabilities	Total Capital
Campbell Master	$267,726,108	$20,662,809	$247,063,299
Willowbridge Master	164,174,499	473,870	163,700,629
Winton Master	432,930,136	1,622,858	431,307,278
Graham Master	228,734,481	6,921,856	221,812,625
Total	$1,093,565,224	$29,681,393	$1,063,883,831

	December 31, 2006
	Total Assets	Total Liabilities	Total Capital
Campbell Master	$338,859,002	$11,768,612	$327,090,390
Willowbridge Master	184,225,476	657,346	183,568,130
Winton Master	276,590,109	3,706,951	272,883,158
Graham Master	229,982,015	3,308,499	226,673,516
Total	$1,029,656,602	$19,441,408	$1,010,215,194

Summarized information reflecting the Partnership’s investment in, and the operations of the Funds is shown in the following tables. The Partnership’s share of the Funds’ net income (loss) is included in change in unrealized gains (losses) on open positions and investment in the Funds on the Partnership’s statement of income and expenses and partners’ capital.

	September 30, 2007		For the three months ended September 30, 2007
Fund	% of Partnership’s Net Assets	Fair Value	Income (Loss)	Expenses		Net Income (Loss)	Investment Objective	Redemptions Permitted
				Commissions	Other
Campbell Master	26.08%	$12,363,584	$(2,054,992)	$2,796	$579	$(2,058,367)	Financials & Metals Portfolio	Monthly
Willowbridge Master	15.53%	7,362,106	(293,454)	3,735	334	(297,523)	Commodity Portfolio	Monthly
Winton Master	32.51%	15,414,852	782,463	7,003	440	775,020	Commodity Portfolio	Monthly
Graham Master	28.16%	13,351,214	(139,385)	13,851	594	(153,830)	Commodity Portfolio	Monthly
Total		$48,491,756	$(1,705,368)	$27,385	$1,947	$(1,734,700)

Smith Barney Diversified Futures Fund L.P.
Notes to Financial Statements
September 30, 2007
(Unaudited)

	September 30, 2007		For the nine months ended September 30, 2007
Fund	% of Partnership’s Net Assets	Fair Value	Income (Loss)	Expenses		Net Income (Loss)	Investment Objective	Redemptions Permitted
				Commissions	Other
Campbell Master	26.08%	$12,363,584	$(779,998)	$10,360	$1,556	$(791,914)	Financials & Metals Portfolio	Monthly
Willowbridge Master	15.53%	7,362,106	(210,569)	18,955	1,363	(230,887)	Commodity Portfolio	Monthly
Winton Master	32.51%	15,414,852	1,887,474	28,489	1,401	1,857,584	Commodity Portfolio	Monthly
Graham Master	28.16%	13,351,214	1,831,778	40,072	1,820	1,789,886	Commodity Portfolio	Monthly
Total		$48,491,756	$2,728,685	$97,876	$6,140	$2,624,669

	December 31, 2006		For the three months ended September 30, 2006
Fund	% of Partnership’s Net Assets	Fair Value	Income (Loss)	Expenses		Net Income (Loss)	Investment Objective	Redemptions Permitted
				Commissions	Other
Campbell Master	26.93%	$14,378,898	$(268,777)	$4,765	$260	$(273,802)	Financials & Metals Portfolio	Monthly
Willowbridge Master	22.35%	11,937,682	(372,369)	10,556	580	(383,505)	Commodity Portfolio	Monthly
Winton Master	27.66%	14,767,400	488,241	10,324	86	477,831	Commodity Portfolio	Monthly
Graham Master	24.74%	13,210,776	(356,927)	9,432	862	(367,221)	Commodity Portfolio	Monthly
Total		$54,294,756	$(509,832)	$35,077	$1,788	$(546,697)

	December 31, 2006		For the nine months ended September 30, 2006
Fund	% of Partnership’s Net Assets	Fair Value	Income (Loss)	Expenses		Net Income (Loss)	Investment Objective	Redemptions Permitted
				Commissions	Other
Campbell Master	26.93%	$14,378,898	$(585)	$11,442	$785	$(12,812)	Financials & Metals Portfolio	Monthly
Willowbridge Master	22.35%	11,937,682	679,274	34,969	1,801	642,504	Commodity Portfolio	Monthly
Winton Master	27.66%	14,767,400	1,643,483	47,008	202	1,596,273	Commodity Portfolio	Monthly
Graham Master	24.74%	13,210,776	(214,670)	21,262	2,031	(237,963)	Commodity Portfolio	Monthly
Total		$54,294,756	$2,107,502	$114,681	$4,819	$1,988,002

5.    Financial Instrument Risks:

In the normal course of its business, the Partnership, directly and through its investments in the Funds is party to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments. These financial instruments may include forwards, futures and options, whose values are based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash flows, to purchase or sell other financial instruments on specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange or over-the-counter (‘‘OTC’’). Exchange-traded instruments are standardized and include futures and certain option

Smith Barney Diversified Futures Fund L.P.
Notes to Financial Statements
September 30, 2007
(Unaudited)

contracts. OTC contracts are negotiated between contracting parties and include forwards and certain options. Each of these instruments is subject to various risks similar to those related to the underlying financial instruments including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange-traded instruments because of the greater risk of default by the counterparty to an OTC contract.

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

The majority of these instruments mature within one year of the inception date. However, due to the nature of the Funds’ businesses, these instruments may not be held to maturity.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Partnership does not engage in the sale of goods or services. Its only assets are its investment in the Funds and cash. The Funds’ only assets are their equity in its commodity futures trading account, consisting of cash and cash equivalents, net unrealized appreciation on open futures and forward contracts and interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Funds. While substantial losses could lead to a decrease in liquidity, no such losses occurred during the third quarter of 2007.

The Partnership’s capital consists of the capital contributions of the partners as increased or decreased by its investment in the Funds, expenses, interest income, additions and redemptions of Redeemable Units and distributions of profits, if any.

For the nine months ended September 30, 2007, Partnership capital decreased 11.2% from $53,396,511 to $47,410,749. This decrease was attributable to the redemption of 2,578.9937 Redeemable Units of Limited Partnership Interest totaling $4,228,631 and 965.2622 General Partner Units totaling $1,441,407, coupled with a net loss from operations of $315,724. Future redemptions can impact the amount of funds available for investment in commodity contract positions in subsequent periods.

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

All commodity interests of the Partnership which are held by the Funds, (including derivative financial instruments and derivative commodity instruments) are used for trading purposes. The commodity interests are recorded on the trade date and open contracts are recorded in the statements of financial condition at fair value on the last business day of the period, which represents market value for those commodity interests for which market quotations are readily available or other measures of fair value deemed appropriate by management of the General Partner for those commodity interests and foreign currencies for which market quotations are not readily available, including dealer quotes for swaps and certain option contracts. Investments in commodity interests denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing on the last business day of the period. Realized gains (losses) and changes in unrealized values on open positions are recognized in the period in which the contract is closed or the changes occur and are included in net gains (losses) on trading of commodity interests. The investments in other partnerships are recorded at fair value, based upon the Partnership’s proportionate interest held. Realized gains (losses) on withdrawals from other Partnerships are recognized on a cost recovery basis.

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

In July 2006, the Financial Accounting Standards Board (the ‘‘FASB’’) released FASB Interpretation No. 48, ‘‘Accounting for Uncertainty in Income Taxes’’ (FIN 48).  FIN 48 provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. FIN 48 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Partnership’s tax returns to determine whether the tax positions are ‘‘more-likely-than-not’’ of being sustained by the applicable tax authority.  Tax positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax benefit or expense in the current year. The Partnership adopted FIN 48 as of January 1, 2007 and the application of this standard did not impact the financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards (‘‘SFAS’’) No. 157, ‘‘Fair Value Measurements’’. This accounting standard establishes a single authoritative definition of fair value, sets out a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 applies to fair value measurements already required or permitted by existing standards. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and the interim periods within those fiscal years. As of September 30, 2007, the Partnership is still evaluating the impact the adoption of SFAS No. 157 will have on the financial statement amounts; however, additional disclosures will be required about the inputs used to develop the measurements and the effect of certain measurements on changes in Partners’ Capital for the period.

Results of Operations

During the Partnership’s third quarter of 2007 the Net Asset Value per Redeemable Unit decreased 5.3% from $1,751.54 to $1,659.21 as compared to a decrease of 2.8% in the third quarter of 2006. The Partnership experienced a net unrealized loss through its investments in the Funds before brokerage commissions and related fees in the third quarter of 2007 of $1,734,700. Losses were primarily attributable to the trading by the Funds of commodity futures in currencies, non-U.S. interest rates, livestock, metals, softs and indices and were partially offset by gains in energy, grains, U.S. interest rates and lumber. The Partnership experienced a net unrealized loss through its investments in the Funds before brokerage commissions and related fees in the third quarter of 2006 of $546,697. Losses were primarily attributable to the trading by the Funds of commodity futures in currencies, energy, grains, non-U.S. interest rates, metals and livestock and were partially offset by gains in U.S. interest rates, softs, indices and lumber.

The third quarter of 2007, proved to be eventful as widespread economic concerns regarding sub-prime mortgage lending resonated throughout the capital and commodity markets. Profits earned in agricultural and energy markets failed to outpace losses in fixed income, equity index and currency sector trading.

The disturbance in the credit markets that emerged in July materially impacted other financial sectors. This revaluation of risk resulted in a flight-to-quality driven rally in prices of sovereign debt instruments against the short positions held by the Partnership at the time, causing losses. Most equity indices, which had reached multi-year highs during mid-July, experienced sharp reversals as investor sentiment waned. Resulting losses were partially recovered in late September as share prices rallied on the rate cut by the Federal Reserve directed at dampening the impact on the economy and restoring liquidity and confidence. The U.S. dollar became less attractive in the midst of these events, and its resultant weakening, primarily versus low-yielding currencies such as the Japanese Yen and Swiss Franc, amplified the quarterly loss.

Profits generated in the commodity markets tempered the result for the quarter. In agricultural market trading, gains were earned in wheat and the soybean complex as prices rallied significantly on reductions in supply expectations. The rally in crude oil prices to record levels as inventory declined, the dollar weakened and demand remained robust, also contributed profits over the quarter.

During the Partnership’s nine months ended September 30, 2007 the Net Asset Value per Redeemable Unit decreased 0.2% from $1,662.48 to $1,659.21 as compared to a decrease of 1.3% for the nine months ended September 30, 2006. The Partnership experienced a net unrealized gain through its investments in the Funds before brokerage commissions and related fees for the nine months ended September 30, 2007, of $2,624,669. Gains were primarily attributable to the trading by the Funds of commodity futures in currencies, grains, non-U.S. interest rates, lumber and indices and were partially offset by losses in energy, U.S. interest rates, livestock, metals and softs. The Partnership experienced a net unrealized gain through its investments in the Funds before commissions and related fees for the nine months ended September 30, 2006 of $2,472,433. Gains were primarily attributable to the trading by the Funds of commodity futures in U.S. and, non-U.S. interest rates, metals and indices and were partially offset by losses in currencies, energy, grains, livestock, softs and lumber.

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

Brokerage commissions are calculated as a percentage of the Partnership’s net asset value as of the last day of each month and are affected by trading performance and redemptions. Accordingly, they must be compared in relation to the fluctuations in monthly net asset values. Commissions and fees for the three and nine months ended September 30, 2007 decreased by $79,706 and $301,283, respectively, as compared to the corresponding periods in 2006. The decrease in brokerage commissions is due to lower average net assets during the three and nine months ended September 30, 2007 as compared to the corresponding periods in 2006.

Management fees are calculated on the portion of the Partnership’s net asset value allocated to each Advisor at the end of the month and, therefore, are affected by trading performance and redemptions. Management fees for the three and nine months ended September 30, 2007 decreased by $28,502 and $100,548, respectively, as compared to the corresponding periods in 2006. The decrease in management fees is due to lower average net assets during the three and nine months ended September 30, 2007 as compared to the corresponding periods in 2006.

Incentive fees are based on the new trading profits generated by each Advisor at the end of the quarter as defined in the advisory agreements between the Partnership, the General Partner and each Advisor. Trading performance for the three and nine months ended September 30, 2007, resulted in incentive fees of $76,924, and $132,119, respectively. Trading performance for the three and nine months ended September 30, 2006, resulted in incentive fees of $0 and $38,349, respectively.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

All of the Partnership’s assets are subject to the risk of trading loss through its investments in the Funds. The Funds are speculative commodity pools. The market sensitive instruments held by the Funds are acquired for speculative trading purposes, and all or substantially all of the Funds’ assets are subject to the risk of trading loss. Unlike an operating company, the risk of market sensitive instruments is integral, not incidental, to the Funds’ main lines of business.

Market movements result in frequent changes in the fair value of the Funds’ open positions and, consequently in their earnings and cash flow. The Funds’ market risks are influenced by a wide variety of factors, including the level and volatility of interest rates, exchange rates, equity price levels, the market value of financial instruments and contracts, the diversification effects of the Funds’ open positions and the liquidity of the market in which they trade.

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

The following tables indicates the trading Value at Risk associated with the Partnership’s investments in the Funds by market category as of September 30, 2007 and the highest, lowest and average value during the three months ended September 30, 2007. All open position trading risk exposures of the Partnership have been included in calculating the figures set forth below. There have been no material changes in the trading Value at Risk information previously disclosed in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2006.

As of September 30, 2007, Graham’s Master total capitalization was $221,812,625, the Partnership owned 6.0% of Graham Master.

September 30, 2007
(Unaudited)

			Three Months Ended September 30, 2007
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies:
—OTC Contracts	$19,610,569	8.84%	$25,861,289	$5,719,304	$16,176,684
Energy	1,443,050	0.65%	1,443,050	192,150	1,002,937
Grains	60,080	0.03%	326,650	60,080	152,452
Interest Rates U.S.	125,550	0.06%	2,185,300	36,268	178,117
Interest Rates Non-U.S.	215,012	0.10%	2,478,491	215,012	318,525
Metals:
—Exchange Traded Contracts	135,000	0.06%	187,500	4,000	56,333
—OTC Contracts	451,535	0.20%	563,721	11,349	295,998
Softs	186,150	0.08%	217,754	44,739	115,426
Indices	783,037	0.35%	6,773,850	335,292	1,219,199
Total	$23,009,983	10.37%
*	Average of month-end Values at Risk.

As of September 30, 2007, Campbell Master’s total capitalization was $247,063,299. The Partnership owned 5.0% of Campbell Master.

September 30, 2007
(Unaudited)

			Three Months Ended September 30, 2007
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies:
—OTC Contracts	$2,977,018	1.21%	$8,378,918	$1,553,365	$3,319,376
Energy	201,562	0.08%	1,324,000	201,562	343,021
Interest Rates U.S.	494,470	0.20%	3,568,400	18,410	643,803
Interest Rates Non-U.S.	1,217,172	0.49%	7,069,845	1,082,448	1,811,710
Metals:
—Exchange Traded Contracts	70,000	0.03%	282,000	2,000	50,000
—OTC Contracts	725,862	0.29%	1,408,820	309,870	574,809
Indices	3,354,297	1.36%	12,222,425	1,694,853	3,673,196
Total	$9,040,381	3.66%
*	Average of month-end Values at Risk

As of September 30, 2007, Willowbridge Master’s total capitalization was $163,700,629. The Partnership owned 4.5% of Willowbridge Master.

September 30, 2007
(Unaudited)

			Three Months Ended September 30, 2007
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies:
—Exchange Traded Contracts	$1,925,000	1.18%	$3,242,055	$1,350	$1,240,600
Energy	7,745,200	4.73%	7,745,200	1,337,000	4,085,233
Grains	2,136,750	1.31%	2,136,750	429,750	1,083,550
Interest Rates U.S.	1,424,500	0.87%	2,622,000	418,000	1,226,100
Interest Rates Non-U.S.	872,429	0.53%	6,201,928	430,111	1,156,955
Metals:
—Exchange Traded Contracts	3,946,250	2.41%	3,946,250	760,000	2,299,083
Softs	885,500	0.54%	1,309,450	171,900	418,967
Total	$18,935,629	11.57%
*	Average of month-end Values at Risk

As of September 30, 2007, Winton Master’s total capitalization was $431,307,278. The Partnership owned 3.6% of Winton Master.

September 30, 2007
(Unaudited)

			Three Months Ended September 30, 2007
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies:
—Exchange Traded Contracts	$4,792,121	1.11%	$4,897,185	$3,763,173	$4,314,935
Energy	2,526,100	0.59%	3,284,200	1,341,787	2,808,617
Grains	2,575,493	0.60%	2,589,099	1,815,173	2,223,949
Interest Rates U.S.	4,232,200	0.98%	4,369,300	206,541	3,901,500
Interest Rates Non-U.S.	3,826,586	0.89%	8,425,165	3,157,021	4,892,447
Livestock	233,720	0.05%	238,120	43,700	156,327
Lumber	2,200	0.00%**	3,600	1,100	1,833
Metals:
—Exchange Traded Contracts	1,144,167	0.27%	1,148,750	292,583	672,695
—OTC Contracts	1,346,313	0.31%	2,095,361	907,662	1,403,809
Softs	754,079	0.17%	1,110,705	669,524	847,582
Indices	5,751,884	1.33%	9,101,226	1,166,300	4,411,864
Total	$27,184,863	6.30%
*	Average of month-end Values at Risk
**	Due to rounding

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

The General Partner’s CEO and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-115(e) under the Exchange Act) as of September 30, 2007 and, based on that evaluation, the CEO and CFO have concluded that at that date the Partnership’s disclosure controls and procedures were effective.

The Partnership’s internal control over financial reporting is a process under the supervision of the General Partner’s CEO and CFO to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. generally accepted accounting principles. These controls include policies and procedures that:

•	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Partnership;

•	provide reasonable assurance that (i) transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and (ii) the Partnership’s receipts are handled and expenditures are made only pursuant to authorizations of the General Partner; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Partnership’s assets that could have a material effect on the financial statements.

There were no changes in the Partnership’s internal control over financial reporting during the fiscal quarter ended September 30, 2007 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II.    OTHER INFORMATION

Item 1.    Legal Proceedings.

The following information supplements and amends our discussion set forth under Part I, Item 3 ‘‘Legal Proceedings’’ in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006, as updated by our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2007 and June 30, 2007.

Enron-Related Civil Actions

On August 27, 2007, the District Court for the Southern District of New York in In Re. Enron Corp. reversed the rulings of the federal bankruptcy court that certain bankruptcy claims held by Citigroup transferees could be equitably subordinated or disallowed solely because of the alleged misconduct of Citigroup, and remanded for further proceedings.

IPO Regulatory Inquiries

On August 14, 2007, plaintiffs filed amended complaints in the six focus cases as well as amended master allegations for all cases in the coordinated proceedings. On September 27, 2007, plaintiffs filed a motion to certify new classes in the six focus cases.

Item 1A. Risk Factors.

There are no material changes from the risk factors set forth under Part I, Item 1A. ‘‘Risk Factors’’ in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006, and under Part II, Item 1A ‘‘Risk Factors’’ in our Quarterly Report on Form 10-Q for the quarters ended March 31, 2007 and June 30, 2007.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

Additional Redeemable Units offered represent a reduced brokerage fee to existing limited partners who invested $1,000,000 or more.

The following chart sets forth the purchases of Redeemable Units by the Partnership.

Period	(a) Total Number of Units Purchased*	(b) Average Price Paid per Unit**	(c) Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Units that May Yet Be Purchased Under the Plans or Programs
July 1, 2007 – July 31, 2007	293.1446	$1,668.04	N/A	N/A
August 1, 2007 – August 31, 2007	116.8273	$1,584.92	N/A	N/A
September 1, 2007 – September 30, 2007	432.6669	$1,659.21	N/A	N/A
	842.6388	$1,637.39
*	Generally, Limited Partners are permitted to redeem their Redeemable Units as of the end of each month on 10 days’ notice to the General Partner. Under certain circumstances, the General Partner can compel redemption but, to date, the General Partner has not exercised this right. Purchases of Redeemable Units by the Partnership reflected in the chart above were made in the ordinary course of the Partnership’s business in connection with effecting redemptions for Limited Partners.
**	Redemptions of Redeemable Units are effected as of the last day of each month at the Net Asset Value per Redeemable Unit as of that day.

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

23

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SMITH BARNEY DIVERSIFIED FUTURES FUND L.P.
By:	Citigroup Managed Futures LLC
(General Partner)
By:	/s/ Jerry Pascucci
Jerry Pascucci President and Director
Date:	November 14, 2007
By:	/s/ Jennifer Magro
Jennifer Magro Chief Financial Officer and Director
Date:	November 14, 2007