Form 10-Q
period 2008-03-31
SMITH BARNEY DIVERSIFIED FUTURES FUND LP
filed 2008-05-15
CIK 911503

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended March 31, 2008

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

Yes    X                No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting Company. See definition of ‘‘large accelerated filer’’, ‘‘accelerated filer’’ and ‘‘smaller reporting Company’’ in rule 12b-2 of the Exchange Act (check one):

Large accelerated filer            Accelerated filer            Non-Accelerated filer   X       Smaller reporting Company

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).

Yes                        No    X

As of April 30, 2008, 25,675.7093 Limited Partnership Redeemable Units were outstanding.

SMITH BARNEY DIVERSIFIED FUTURES FUND L.P.
FORM 10-Q
INDEX

		Page Number
PART I – Financial Information:
Item 1.	Financial Statements:
	Statements of Financial Condition at March 31, 2008 (unaudited) and December 31, 2007	3
	Schedules of Investments at March 31, 2008 (unaudited) and December 31, 2007	4 – 5
	Statements of Income and Expenses and Partners’ Capital for the three months ended March 31, 2008 and 2007 (unaudited)	6
	Statements of Cash Flows for the three months ended March 31, 2008 and 2007 (unaudited)	7
	Notes to Financial Statements (unaudited)	8 – 13
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14 – 16
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	17 – 19
Item 4T.	Controls and Procedures	20
PART II – Other Information		21 – 22

PART I

Item 1. Financial Statements

Smith Barney Diversified Futures Fund L.P.
Statements of Financial Condition

	March 31, 2008	December 31, 2007
	(Unaudited)
Assets:
Investment in Partnerships, at fair value	$49,773,819	$47,978,230
Cash	73,223	66,383
Distribution receivable	46,151	95,184
Total assets	$49,893,193	$48,139,797
Liabilities and Partners’ Capital:
Liabilities:
Accrued expenses:
Brokerage commissions	$228,677	$220,641
Management fees	75,324	73,161
Incentive fees	355,708	105,828
Other	56,285	45,913
Redemptions payable	548,808	296,617
Total liabilities	1,264,802	742,160

Partners’ Capital:
General Partner, 311.4862 Unit equivalents outstanding in 2008 and 2007, respectively	575,817	542,575
Limited Partners, 25,993.8512 and 26,899.0407 Redeemable Units of Limited Partnership Interest outstanding in 2008 and 2007, respectively	48,052,574	46,855,062
Total partners’ capital	48,628,391	47,397,637
Total liabilities and partners’ capital	$49,893,193	$48,139,797

See accompanying notes to financial statements.

Smith Barney Diversified Futures Fund L.P.
Schedule of Investments
March 31, 2008
(Unaudited)

	Fair Value	% of Partners’ Capital
Investment in Partnerships
CMF Winton Master L.P.	$17,715,459	36.43%
CMF Campbell Master Fund L.P.	10,521,670	21.64
CMF Willowbridge Argo Master Fund L.P.	9,851,900	20.26
CMF Graham Capital Master Fund L.P.	11,684,790	24.03
Total investment in Partnerships, at fair value	$49,773,819	102.36%

See accompanying notes to financial statements.

Smith Barney Diversified Futures Fund L.P.
Schedule of Investments
December 31, 2007

	Fair Value	% of Partners’ Capital
Investment in Partnerships
CMF Winton Master L.P.	$15,945,975	33.64%
CMF Campbell Master Fund L.P.	11,181,427	23.59
CMF Willowbridge Argo Master Fund L.P.	9,223,461	19.46
CMF Graham Capital Master Fund L.P.	11,627,367	24.53
Total investment in Partnerships, at fair value	$47,978,230	101.22%

See accompanying notes to financial statements.

Smith Barney Diversified Futures Fund L.P.
Statements of Income and Expenses and Partners’ Capital
(Unaudited)

	Three Months Ended March 31,
	2008	2007
Income:
Net gains (losses) on trading of commodity interests:
Change in net unrealized gains (losses) on investment in Partnerships	$4,164,277	$(4,380,723)
Expenses:
Brokerage commissions	686,327	696,893
Management fees	226,477	234,033
Incentive fees	355,708	—
Other	23,875	23,310
Total expenses	1,292,387	954,236
Net income (loss)	2,871,890	(5,334,959)
Redemptions—General Partner	—	(1,441,407)
Redemptions—Limited Partners	(1,641,136)	(1,444,160)
Net increase (decrease) in Partners’ Capital	1,230,754	(8,220,526)
Partners’ Capital, beginning of period	47,397,637	53,396,511
Partners’ Capital, end of period	$48,628,391	$45,175,985
Net Asset Value per Unit (26,305.3374 and 30,252.9184 Units outstanding at March 31, 2008 and 2007, respectively)	$1,848.61	$1,493.28
Net income (loss) per Redeemable Unit of Limited Partnership Interest and General Partner Unit equivalent	$106.72	$(169.20)

See accompanying notes to financial statements.

Smith Barney Diversified Futures Fund L.P.
Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
	2008	2007
Cash flows from operating activities:
Net income (loss)	$2,871,890	$(5,334,959)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Changes in operating assets and liabilities:
Proceeds from sale of investment in Partnerships	2,417,721	2,714,695
Net unrealized (appreciation) depreciation on investment in Partnerships	(4,213,310)	4,380,723
(Increase) decrease in distribution receivable	49,033	—
Accrued expenses:
Increase (decrease) in brokerage commissions	8,036	(32,485)
Increase (decrease) in management fees	2,163	(11,306)
Increase (decrease) in incentive fees	249,880	(26,786)
Increase (decrease) in other	10,372	13,637
Net cash provided by operating activities	1,395,785	1,703,519
Cash flows from financing activities:
Payments for redemptions—Limited Partners	(1,388,945)	(254,419)
Payments for redemptions—General Partner	—	(1,441,407)
Net cash used in financing activities	(1,388,945)	(1,695,826)
Net change in cash	6,840	7,693
Cash, at beginning of period	66,383	48,213
Cash, at end of period	$73,223	$55,906
Non-cash financing activities:
Change in redemptions payable	$252,191	$—

See accompanying notes to financial statements.

Smith Barney Diversified Futures Fund L.P.
Notes to Financial Statements
March 31, 2008
(Unaudited)

1.    General:

Smith Barney Diversified Futures Fund L.P. (the ‘‘Partnership’’) is a limited partnership organized under the partnership laws of the State of New York on August 13, 1993 to engage, directly or indirectly, in the speculative trading of a diversified portfolio of commodity interests including futures contracts, options and forward contracts. The commodity interests that are traded by the Partnership are volatile and involve a high degree of market risk. The Partnership commenced trading operations on January 12, 1994.

Citigroup Managed Futures LLC, a Delaware Limited Liability Company, acts as the general partner (the ‘‘General Partner’’) and commodity pool operator of the Partnership. The Partnership’s commodity broker is Citigroup Global Markets Inc. (‘‘CGM’’). CGM is an affiliate of the General Partner. The General Partner is wholly owned by Citigroup Global Markets Holdings Inc. (‘‘CGMHI’’), which is the sole owner of CGM. CGMHI is a wholly owned subsidiary of Citigroup Inc. As of March 31, 2008, all trading decisions are made for the Partnership by Campbell & Company, Inc. (‘‘Campbell’’), Willowbridge Associates, Inc. (‘‘Willowbridge’’), Winton Capital Management Limited (‘‘Winton’’) and Graham Capital Management L.P. (‘‘Graham’’) (each an ‘‘Advisor’’ and collectively, the ‘‘Advisors’’). Effective April 1, 2008, Eckhardt Trading Company was added as an Advisor to the Partnership.

The accompanying financial statements are unaudited but, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Partnership’s financial condition at March 31, 2008 and December 31, 2007 and the results of its operations, changes in Partners’ capital and cash flows for the three months ended March 31, 2008 and 2007. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. You should read these financial statements together with the financial statements and notes included in the Partnership’s annual report on Form 10-K filed with the Securities and Exchange Commission (the ‘‘SEC’’) for the year ended December 31, 2007.

Due to the nature of commodity trading, the results of operations for the interim periods presented should not be considered indicative of the results that may be expected for the entire year.

2.    Financial Highlights:

Changes in Net Asset Value per Redeemable Unit of Limited Partnership Interest for the three months ended March 31, 2008 and 2007 were as follows:

	Three Months Ended March 31,
	2008	2007
Net realized and unrealized gains (losses)*	$129.25	$(161.16)
Expenses **	(22.53)	(8.04)
Increase (decrease) for the period	106.72	(169.20)
Net Asset Value per Redeemable Unit, beginning of period	1,741.89	1,662.48
Net Asset Value per Redeemable Unit, end of period	$1,848.61	$1,493.28
*	Includes brokerage commissions.
**	Excludes brokerage commissions.

Smith Barney Diversified Futures Fund L.P.
Notes to Financial Statements
March 31, 2008
(Unaudited)

Financial Highlights (continued):

	Three Months Ended March 31,
	2008	2007
Ratios to Average Net Assets:***
Net investment loss before incentive fees****	(7.8)%	(7.9)%
Operating expense	7.8%	7.9%
Incentive fees	0.7	—
Total expenses	8.5%	7.9%
Total return:
Total return before incentive fees	6.9%	(10.2)%
Incentive fees	(0.8)	—
Total return after incentive fees	6.1%	(10.2)%
***	Annualized (other than incentive fees).
****	Interest income less total expenses (exclusive of incentive fees).

The above ratios may vary for individual investors based on the timing of capital transactions during the period. Additionally, these ratios are calculated for the Limited Partner class using the Limited Partners’ share of income, expenses and average net assets.

3.    Trading Activities:

The Partnership was formed for the purpose of trading contracts in a variety of commodity interests, including derivative financial instruments and derivative commodity instruments. The Partnership’s investments are in other partnerships which trade these instruments. The results of the Partnership’s trading activities (resulting from its investment in other partnerships) are shown in the Statements of Income and Expenses and Partners’ Capital and are discussed in Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The customer agreement between the Partnership and CGM gives the Partnership the legal right to net unrealized gains and losses on open futures positions. Any commodity interests owned by the Partnership are held for trading purposes.

4. Fair Value Measurements:

Investments.     The Partnership values its investment in the Funds at their respective net asset value per unit as calculated by each of the Funds.

Fair Value Measurements. The Partnership adopted SFAS No. 157, Fair Value Measurements (‘‘SFAS 157’’) as of January 1, 2008. SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. This statement establishes a framework for measuring fair value and expands disclosures regarding fair value measurements in accordance with GAAP. The fair value hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to fair values derived from unobservable inputs (Level 3). The level in the fair value hierarchy within which the fair value measurement in its entirety falls shall be determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Partnership did not apply the deferral allowed by FASB Staff Positions No. FAS 157-2, Effective Date of FASB Statement No. 157, for nonfinancial assets and liabilities measured at fair value on a nonrecurring basis.

Smith Barney Diversified Futures Fund L.P.
Notes to Financial Statements
March 31, 2008
(Unaudited)

The Partnership values investments in master partnerships (other commodity pools) where there are no other rights or obligations inherent within the ownership interest held by the Partnership based on the end of the day net asset value of each of the Funds (Level 1). The value of the Partnership’s investments in the Funds reflects its proportional interest in each of the Funds. The Partnership did not directly hold any derivative instruments that are priced at fair value using observable inputs for similar assets (Level 2) or unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).

	3/31/2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Investment in Partnerships	$49,773,819	$49,773,819	—	—
Total fair value	$49,773,819	$49,773,819	—	—

5.    Investment in Partnerships:

On November 1, 2004, the assets allocated to Winton for trading were invested in CMF Winton Master L.P., a limited partnership organized under the partnership laws of the State of New York (‘‘Winton Master’’). The Partnership purchased 15,054.1946 Units of Winton Master with cash of $14,251,586, and a contribution of open commodity futures and forward positions with a fair value of $802,609. Winton Master was formed in order to permit commodity pools managed now or in the future by Winton using its Diversified Program, to invest together in one trading vehicle. The General Partner is also the general partner of the Winton Master. Individual and pooled accounts currently managed by Winton, including the Partnership, are permitted to be limited partners of Winton Master. The General Partner and Winton believe that trading through this structure should promote efficiency and economy in the trading process. Expenses to investors as a result of the investment in Winton Master are approximately the same and redemption rights are not affected.

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

Smith Barney Diversified Futures Fund L.P.
Notes to Financial Statements
March 31, 2008
(Unaudited)

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

As of March 31, 2008 the Partnership owned 3.3%, 5.2%, 4.1% and 5.2%, of Winton Master, Campbell Master, Willowbridge Master and Graham Master, respectively. At December 31, 2007 the Partnership owned 3.5%, 5.1%, 4.3% and 5.5%, of Winton Master, Campbell Master, Willowbridge Master and Graham Master, respectively. It is Winton’s, Campbell’s, Willowbridge’s and Graham’s intention to continue to invest the assets allocated to each by the Partnership in Winton Master, Campbell Master, Willowbridge Master and Graham Master. The performance of the Partnership is directly affected by the performance of the Funds.

Summarized information reflecting the total assets, liabilities and capital for the Funds is shown in the following tables.

	March 31, 2008
	Total Assets	Total Liabilities	Total Capital
Winton Master	$543,136,264	$5,244,283	$537,891,981
Campbell Master	212,471,772	9,365,428	203,106,344
Willowbridge Master	241,200,168	281,577	240,918,591
Graham Master	242,618,644	17,088,456	225,530,188
Total	$1,239,426,848	$31,979,744	$1,207,447,104

	December 31, 2007
	Total Assets	Total Liabilities	Total Capital
Winton Master	$464,943,301	$7,898,167	$457,045,134
Campbell Master	226,825,488	10,129,288	216,696,200
Willowbridge Master	213,552,209	497,187	213,055,022
Graham Master	223,277,892	9,683,505	213,594,387
Total	$1,128,598,890	$28,208,147	$1,100,390,743

Smith Barney Diversified Futures Fund L.P.
Notes to Financial Statements
March 31, 2008
(Unaudited)

Summarized information reflecting the Partnership’s investment in, and the operations of the Funds is shown in the following tables. The Partnership’s share of the Funds’ net income (loss) is included in change in unrealized gains (losses) on open positions and investment in the Funds on the Partnership’s Statements of Income and Expenses and Partners’ Capital.

	March 31, 2008		For the three months ended March 31, 2008
Investment	% of Partnership’s Net Assets	Fair Value	Income (Loss)	Expenses		Net Income (Loss)	Investment Objective	Redemptions Permitted
				Commissions	Other
Winton Master	36.43%	$17,715,459	$2,166,909	$6,243	$264	$2,160,402	Financials & Metals Portfolio	Monthly
Campbell Master	21.64%	10,521,670	151,628	2,120	460	149,048	Commodity Portfolio	Monthly
Willowbridge Master	20.26%	9,851,900	812,866	4,733	349	807,784	Commodity Portfolio	Monthly
Graham Master	24.03%	11,684,790	1,062,863	15,376	444	1,047,043	Commodity Portfolio	Monthly
Total		$49,773,819	$4,194,266	$28,472	$1,517	$4,164,277

	December 31, 2007		For the three months ended March 31, 2007
Investment	% of Partnership’s Net Assets	Fair Value	Income (Loss)	Expenses		Net Income (Loss)	Investment Objective	Redemptions Permitted
				Commissions	Other
Winton Master	33.64%	$15,945,975	$(841,304)	$13,586	$525	$(855,415)	Financials & Metals Portfolio	Monthly
Campbell Master	23.59%	11,181,427	(674,502)	4,299	429	(679,230)	Commodity Portfolio	Monthly
Willowbridge Master	19.46%	9,223,461	(1,935,327)	9,466	579	(1,945,372)	Commodity Portfolio	Monthly
Graham Master	24.53%	11,627,367	(889,315)	10,780	611	(900,706)	Commodity Portfolio	Monthly
Total		$47,978,230	$(4,340,448)	$38,131	$2,144	$(4,380,723)

6.    Financial Instrument Risks:

In the normal course of its business, the Partnership through its investments in the Funds is party to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments. These financial instruments may include forwards, futures and options, whose values are based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash flows, to purchase or sell other financial instruments on specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange or over-the-counter (‘‘OTC’’). Exchange-traded instruments are standardized and include futures and certain option contracts. OTC contracts are negotiated between contracting parties and include forwards and certain options. Each of these instruments is subject to various risks similar to those related to the underlying financial instruments including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange-traded instruments because of the greater risk of default by the counterparty to an OTC contract.

Market risk is the potential for changes in the value of the financial instruments traded by the Funds due to market changes, including interest and foreign exchange rate movements and fluctuations in commodity or security prices. Market risk is directly impacted by the volatility and liquidity in the markets

Smith Barney Diversified Futures Fund L.P.
Notes to Financial Statements
March 31, 2008
(Unaudited)

in which the related underlying assets are traded. The Partnership is exposed to a market risk equal to the value of futures and forward contracts purchased and unlimited liability on such contracts sold short.

Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. Credit risk with respect to exchange traded instruments is reduced to the extent that an exchange or clearing organization acts as a counterparty to the transactions. The Partnership’s and the Funds’ risk of loss in the event of counterparty default is typically limited to the amounts recognized in the Statements of Financial Condition and not represented by the contract or notional amounts of the instruments. The Partnership, through its investments in the Funds, has credit risk and concentration risk because the sole counterparty or broker with respect to the Funds’ assets is CGM.

As both a buyer and seller of options, the Partnership pays or receives a premium at the outset and then bears the risk of unfavorable changes in the price of the contract underlying the option. Written options expose the Partnership to potentially unlimited liability; for purchased options the risk of loss is limited to the premiums paid.

The General Partner monitors and controls the Partnership’s and the Funds’ risk exposure on a daily basis through financial, credit and risk management monitoring systems, and accordingly believes that it has effective procedures for evaluating and limiting the credit and market risks to which the Partnership and the Funds are subject. These monitoring systems allow the General Partner to statistically analyze actual trading results with risk-adjusted performance indicators and correlation statistics. In addition, on-line monitoring systems provide account analysis of futures, forwards and options positions by sector, margin requirements, gain and loss transactions and collateral positions.

The majority of these instruments mature within one year of the inception date. However, due to the nature of the Funds’ businesses, these instruments may not be held to maturity.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Partnership does not engage in sales of goods or services. Its only assets are its investment in the Funds, cash and distribution receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership, through its investments in the Funds. While substantial losses could lead to a material decrease in liquidity, no such losses occurred during the first quarter of 2008.

The Partnership’s capital consists of the capital contributions of the partners as increased or decreased by gains or losses on trading and by expenses, interest income, redemptions of Redeemable Units and distributions of profits, if any.

For the three months ended March 31, 2008, Partners’ Capital increased 2.6% from $47,397,637 to $48,628,391. This increase was attributable to a net income from operations of $2,871,890 which was slightly offset by the redemption of 905.1895 Redeemable Units of Limited Partnership Interest totaling $1,641,136. Future redemptions could impact the amount of funds available for investment in the Funds in subsequent periods.

Critical Accounting Policies

Use of Estimates.    The preparation of financial statements in conformity with U.S. generally accepted accounting principles (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities in the financial statements and accompanying notes. Actual results could differ from these estimates.

Investments.    The Partnership values its investment in the Funds at their respective net asset value per unit as calculated by each of the Funds.

Fair Value Measurements.    The Partnership adopted SFAS No. 157, Fair Value Measurements (‘‘SFAS 157’’) as of January 1, 2008. SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. This statement establishes a framework for measuring fair value and expands disclosures regarding fair value measurements in accordance with GAAP. The fair value hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to fair values derived from unobservable inputs (Level 3). The level in the fair value hierarchy within which the fair value measurement in its entirety falls shall be determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Partnership did not apply the deferral allowed by FASB Staff Positions No. FAS 157-2, Effective Date of FASB Statement No. 157, for nonfinancial assets and liabilities measured at fair value on a nonrecurring basis.

The Partnership values investments in master partnerships (other commodity pools) where there are no other rights or obligations inherent within the ownership interest held by the Partnership based on the end of the day net asset value of each of the Funds (Level 1). The value of the Partnership’s investments in the Funds reflects its proportional interest in each of the Funds. The Partnership did not directly hold any derivative instruments that are priced at fair value using observable inputs for similar assets (Level 2) or unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).

	3/31/2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Investment in Partnerships	$49,773,819	49,773,819	—	—
Total fair value	$49,773,819	49,773,819	—	—

Forward Foreign Currency Contracts.    Foreign currency contracts are those contracts where the Funds agree to receive or deliver a fixed quantity of foreign currency for an agreed-upon price on an agreed future date. Foreign currency contracts are valued daily, and the Fund’s net equity therein, representing unrealized gain or loss on the contracts, as measured by the difference between the forward foreign exchange rates at the dates of entry into the contracts and the forward rates at the reporting dates, is included in the statement of financial condition. Realized gains (losses) and changes in unrealized values on foreign currency contracts are recognized in the period in which the contract is closed or the changes occur and are included in the Statements of Income and Expenses and Partners’ Capital.

Options.    The Partnership may purchase and write (sell) options. An option is a contract allowing, but not requiring, its holder to buy (call) or sell (put) a specific or standard commodity or financial instrument at a specified price during a specified time period. The option premium is the total price paid or received for the option contract. When the Partnership writes an option, the premium received is recorded as a liability in the statements of financial condition and marked to market daily. When the Partnership purchases an option, the premium paid is recorded as an asset in the statements of financial condition and marked to market daily.

Income Taxes.    Income taxes have not been provided as each partner is individually liable for the taxes, if any on their share of the partnership’s income and expenses.

In 2007, the Partnership adopted FASB Interpretation No. 48 ‘‘Accounting for Uncertainty in Income Taxes (FIN 48).’’  FIN 48 provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements.  FIN 48 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Partnership’s tax returns to determine whether the tax positions are ‘‘more-likely-than-not’’ of being sustained by the applicable tax authority.  Tax positions with respect to tax at the partnership level not deemed to meet the more-likely-than-not threshold would be recorded as a tax benefit or expense in the current year. The General Partner has concluded that the adoption of FIN 48 had no impact on the operations of the Partnership for the three months ended March 31, 2008 and that no provision for income tax is required in the Partnership’s financial statements.

The following are the major tax jurisdictions for the Partnership and the earliest tax year subject to examination: United States – 2004.

Recent Accounting Pronouncements.    On March 19, 2008, Financial Accounting Standards Board released Statement of Financial Accounting Standards No. 161, Disclosures about Derivative Instruments and Hedging Activities (FAS 161). FAS 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. The application of FAS 161 is required for fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. At this time, management is evaluating the implications of FAS 161 and its impact on the financial statements has not yet been determined.

Results of Operations

During the Partnership’s first quarter of 2008 the Net Asset Value per Redeemable Unit increased 6.1% from $1,741.89 to $1,848.61 as compared to a decrease of 10.2% in the first quarter of 2007. The Partnership experienced an unrealized gain through its investments in the Funds before brokerage commissions and related fees in the first quarter of 2008 of $4,164,277. Gains were primarily attributable to the trading by the Funds of commodity futures in currencies, energy, grains, U.S. and non-U.S. interest rates, livestock, metals, softs and indices. The Partnership experienced an unrealized loss through its investments in the Funds before brokerage commissions and related fees in the first quarter of 2007 of $4,380,723. Losses were primarily attributable to the trading by the Funds of commodity futures in currencies, energy, grains, U.S. and non-U.S. interest rates, metals, softs, and indices and were slightly offset by gains in livestock and lumber.

The first quarter of 2008 was a difficult one for the equity market. Stocks tumbled during the first quarter, reflecting growing evidence that a U.S. recession was either imminent or already in progress.

However, equity prices finally stabilized after a surprised 75 basis point inter-meeting interest rate cut by the Federal Reserve in January, followed by a second 50 basis point cut a week later. The U.S. dollar continued to weaken throughout much of the first quarter as interest rate differential widened, providing a lift for commodity prices.

The Partnership was profitable for the quarter in every sector, especially in fixed income, grains and metals. As the Federal Reserve aggressively tackled the downside risks to the economy by lowering overnight rate and the discount rate, the yield on treasury notes dropped sharply, benefiting the portfolio. In the agricultural sector, grains including corn, soybeans and wheat reached record prices triggered by an imbalance in the supply and demand. Corn producers continued to shift more acreage towards ethanol production while corn prices exuded strong correlation with energy prices, especially crude oil. In the metals sector, strong trends emerged, especially in gold as risk-averse investors shifted assets from traditional portfolios into gold. Long-only exchange traded funds and notes tied to gold and other commodities, made it easier for the small investors to gain access to these sectors.

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

CGM will pay monthly interest to the Partnership on its applicable share of 80% of the average daily equity maintained in cash in the Funds’ brokerage account at a 30-day U.S. Treasury bill rate determined by CGM and/or will place all of the Funds’ assets in 90-day Treasury bills. The Partnership will receive 80% of its applicable share of the interest earned on the Treasury bills through its investments in other partnerships and CGM will be paid 20% of the interest. The interest earned at the investment in Partnerships level is included in the Partnership’s share of overall net income (loss) of the other partnerships in 2008 and 2007.

Brokerage commissions are calculated as a percentage of the Partnership’s net asset value as of the last day of each month and are affected by trading performance and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. Brokerage commissions and fees for the three months ended March 31, 2008 decreased by $10,566 as compared to the corresponding period in 2007. The decrease in brokerage commissions is due to lower average net assets during the three months ended March 31, 2008 as compared to the corresponding period in 2007.

Management fees are calculated on the portion of the Partnership’s net asset value allocated to each Advisor at the end of the month and, therefore, are affected by trading performance and redemptions. Management fees for the three months ended March 31, 2008 decreased by $7,556 as compared to the corresponding period in 2007. The decrease in management fees is due to lower average net assets during the three months ended March 31, 2008 as compared to the corresponding period in 2007.

Incentive fees are based on the new trading profits generated by each Advisor at the end of the quarter as defined in the advisory agreements between the Partnership, the General Partner and each Advisor. Trading performance for the three months ended March 31, 2008 and 2007, resulted in incentive fees of $355,708 and $0, respectively.

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

Market movements result in frequent changes in the fair value of the Funds’ open positions and, consequently in their earnings and cash flow. The Funds’ market risks are influenced by a wide variety of factors, including the level and volatility of interest rates, exchange rates, equity price levels, the fair value of financial instruments and contracts, the diversification effects of the Funds’ open positions and the liquidity of the market in which they trade.

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

The following tables indicates the trading Value at Risk associated with the Partnership’s investments in the Funds by market category as of March 31, 2008 and the highest, lowest and average value during the three months ended March 31, 2008. All open position trading risk exposures of the Partnership have been included in calculating the figures set forth below. There have been no material changes in the trading Value at Risk information previously disclosed in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2007.

As of March 31, 2008, Winton’s Master total capital was $537,891,981, the Partnership owned 3.3% of Winton Master.

March 31, 2008
(Unaudited)

				Three Months Ended March 31, 2008
Market Sector	Value at Risk	% of Total Capital		High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies:
—Exchange Traded Contracts	$5,734,644	1.07%		$6,844,904	$5,047,854	$5,963,654
Energy	4,747,900	0.88%		6,750,850	2,830,800	5,095,667
Grains	3,347,392	0.62%		4,647,430	2,422,321	3,533,866
Interest Rates U.S.	2,320,350	0.43%		4,165,350	584,194	2,062,233
Interest Rates Non-U.S.	2,431,180	0.45%		6,255,287	2,431,180	4,089,283
Livestock	330,500	0.06%		350,900	134,640	233,537
Lumber	3,300	0.00	% **	5,400	1,100	3,300
Metals:
—Exchange Traded Contracts	1,611,750	0.30%		3,141,000	1,536,200	2,509,250
—OTC Contracts	999,167	0.19%		1,149,977	770,646	974,141
Softs	1,540,282	0.29%		2,273,575	777,533	1,524,456
Indices	2,555,854	0.47%		8,454,239	1,433,950	2,841,990
Total	$25,622,319	4.76%
*	Average of month-end Values at Risk.
**	Due to rounding

As of March 31, 2008, Campbell Master’s total capital was $203,106,344. The Partnership owned 5.2% of Campbell Master.

March 31, 2008
(Unaudited)

			Three Months Ended March 31, 2008
Market Sector	Value at Risk	% of Total Capital	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies:
—OTC Contracts	$3,568,787	1.76%	$5,659,090	$3,568,787	$4,261,822
Energy	424,700	0.21%	666,600	5,000	312,757
Interest Rates U.S.	1,067,050	0.53%	1,430,270	336,810	1,006,140
Interest Rates Non-U.S.	1,788,078	0.88%	4,744,697	1,784,940	2,832,058
Metals:
—OTC Contracts	274,765	0.13%	833,336	137,424	373,572
Indices	5,732,815	2.82%	8,820,806	4,867,715	6,452,960
Total	$12,856,195	6.33%
*	Average of month-end Values at Risk

As of March 31, 2008, Willowbridge Master’s total capital was $240,918,591. The Partnership owned 4.1% of Willowbridge Master.

March 31, 2008
(Unaudited)

			Three Months Ended March 31, 2008
Market Sector	Value at Risk	% of Total Capital	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies:
—Exchange Traded Contracts	$1,212,600	0.50%	$4,323,555	$1,041,780	$2,705,978
Energy	4,441,500	1.84%	11,162,000	1,210,500	7,443,667
Interest Rates U.S.	451,200	0.19%	1,852,650	394,800	913,400
Interest Rates Non-U.S.	838,095	0.35%	5,762,619	838,095	3,206,688
Livestock	112,800	0.05%	225,600	112,800	164,000
Metals:
—Exchange Traded Contracts	2,749,500	1.14%	8,742,000	1,210,500	4,883,083
Total	$9,805,695	4.07%
*	Average of month-end Values at Risk

As of March 31, 2008, Graham Master’s total capital was $225,530,188. The Partnership owned 5.2% of Graham Master.

March 31, 2008
(Unaudited)

			Three Months Ended March 31, 2008
Market Sector	Value at Risk	% of Total Capital	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies:
—Exchange Traded Contracts	$25,289,910	11.21%	$34,974,242	$10,702,463	$23,317,516
Energy	811,000	0.36%	5,209,200	310,300	2,201,883
Grains	318,350	0.14%	1,046,800	52,500	590,033
Interest Rates U.S.	577,000	0.26%	1,837,000	103,550	789,817
Interest Rates Non-U.S.	873,303	0.39%	4,718,751	467,659	1,864,261
Livestock	11,200	0.00%**	20,000	11,200	17,067
Metals:
—Exchange Traded Contracts	40,000	0.02%	599,000	40,000	339,000
—OTC Contracts	99,515	0.04%	638,870	23,044	271,785
Softs	48,439	0.02%	752,387	14,000	338,294
Indices	2,140,398	0.95%	5,407,658	780,230	3,071,154
Total	$30,209,115	13.39%
*	Average of month-end Values at Risk
**	Due to rounding

Item 4T.    Controls and Procedures

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

The General Partner’s CEO and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-115(e) under the Exchange Act) as of March 31, 2008 and, based on that evaluation, the CEO and CFO have concluded that at that date the Partnership’s disclosure controls and procedures were effective.

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

There were no changes in the Partnership’s internal control over financial reporting during the fiscal quarter ended March 31, 2008 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II.    OTHER INFORMATION

Item 1.    Legal Proceedings.

The following information supplements and amends our discussion set forth under Part I, Item 3 ‘‘Legal Proceedings’’ in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

Enron Corp.

On April 4, 2008, Citigroup announced an agreement to settle actions filed by Enron in its Chapter 11 bankruptcy proceedings seeking to recover payments to Citigroup as alleged preferences or fraudulent conveyances, to disallow or equitably subordinate claims of Citigroup and Citigroup transferees on the basis of alleged fraud, and to recover damages from Citigroup for allegedly aiding and abetting breaches of fiduciary duty. Under the terms of the settlement (which was approved by the Bankruptcy Court for the Southern District of New York on April 24, 2008), Citigroup will make a pretax payment of $1.66 billion to Enron, and will waive certain claims against Enron’s estate. Enron also will allow specified Citigroup-related claims in the bankruptcy proceeding, including all of the bankruptcy claims of parties holding approximately $2.4 billion of Enron credit-linked notes (‘‘CLNs’’), and will release all claims against Citigroup. Citigroup separately agreed to settle an action brought by certain trusts that issued the CLNs in question, by the related indenture trustee and by certain holders of those securities. The amounts of both settlements are fully covered by Citigroup’s existing litigation reserves.

On February 14, 2008, Citigroup agreed to settle Connecticut Resources Recovery Authority v. Lay, et al., an action brought by the Attorney General of Connecticut in connection with an Enron-related transaction; subsequently, the District Court dismissed the case on March 5, 2008. The amount paid to settle this action was covered by existing Citigroup litigation reserves.

Item 1A. Risk Factors.

There are no material changes from the risk factors set forth under Part I, Item 1A. ‘‘Risk Factors’’ in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

Additional Redeemable Units offered represent a reduced brokerage fee to existing limited partners who invested $1,000,000 or more.

The following chart sets forth the purchases of Redeemable Units by the Partnership.

Period	(a) Total Number of Units Purchased*	(b) Average Price Paid per Unit**	(c) Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Units that May Yet Be Purchased Under the Plans or Programs
January 1, 2008 – January 31, 2008	442.8222	$1,757.98	N/A	N/A
February 1, 2008 – February 29, 2008	165.4934	$1,896.48	N/A	N/A
March 1, 2008 – March 31, 2008	296.8739	$1,848.61	N/A	N/A
	905.1895	$1,813.03
*	Generally, Limited Partners are permitted to redeem their Redeemable Units as of the end of each month on 10 days’ notice to the General Partner. Under certain circumstances, the General Partner can compel redemption but, to date, the General Partner has not exercised this right. Purchases of Redeemable Units by the Partnership reflected in the chart above were made in the ordinary course of the Partnership’s business in connection with effecting redemptions for Limited Partners.
**	Redemptions of Redeemable Units are effected as of the last day of each month at the Net Asset Value per Redeemable Unit as of that day.

Item 3.    Defaults Upon Senior Securities — None

Item 4.    Submission of Matters to a Vote of Security Holders — None

Item 5.    Other Information — None

Item 6.    Exhibits

The exhibits required to be filed by Item 601 of Regulation S-K are incorporated herein by reference to the exhibit index of the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2007.

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

SMITH BARNEY DIVERSIFIED FUTURES FUND L.P.
By:	Citigroup Managed Futures LLC
(General Partner)
By:	/s/ Jerry Pascucci
Jerry Pascucci President and Director
Date:	May 15, 2008
By:	/s/ Jennifer Magro
Jennifer Magro Chief Financial Officer and Director
Date:	May 15, 2008