Form 10-Q
period 2008-06-30
SMITH BARNEY DIVERSIFIED FUTURES FUND LP
filed 2008-08-14
CIK 911503

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended June 30, 2008

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

Yes  X      No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	Accelerated filer	Non-accelerated filer X	Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).

Yes           No  X

As of July 31, 2008, 24,888.5880 Limited Partnership Redeemable Units were outstanding.

SMITH BARNEY DIVERSIFIED FUTURES FUND L.P.
FORM 10-Q
INDEX

PART I

Item 1. Financial Statements

Smith Barney Diversified Futures Fund L.P.
Statements of Financial Condition
(Unaudited)

	June 30,	December 31,
	2008	2007

Assets:
Investment in Partnerships, at fair value	$53,112,129	$47,978,230
Cash	65,948	66,383
Distribution receivable	60,559	95,184

Total assets	$53,238,636	$48,139,797

Liabilities and Partners’ Capital:
Liabilities:
Accrued expenses:
Brokerage commissions	$244,010	$220,641
Management fees	81,975	73,161
Incentive fees	359,116	105,828
Other	48,779	45,913
Redemptions payable	582,883	296,617

Total liabilities	1,316,763	742,160

Partners’ Capital:
General Partner, 835.3289 and 311.4862 Unit equivalents outstanding in 2008 and 2007, respectively	1,672,579	542,575
Limited Partners, 25,095.7416 and 26,899.0407 Redeemable Units of Limited Partnership Interest outstanding in 2008 and 2007, respectively	50,249,294	46,855,062

Total partners’ capital	51,921,873	47,397,637

Total liabilities and partners’ capital	$53,238,636	$48,139,797

See accompanying notes to financial statements.

Smith Barney Diversified Futures Fund L.P.
Schedule of Investments
June 30, 2008
(Unaudited)

		% of Partners’
	Fair Value	Capital

Investment in Partnerships
CMF Winton Master L.P.	$15,093,512	29.07%
CMF Campbell Master Fund L.P.	8,241,178	15.87
CMF Willowbridge Argo Master Fund L.P.	11,449,185	22.05
CMF Graham Capital Master Fund L.P.	10,341,513	19.92
CMF Eckhardt Master Fund L.P.	7,986,741	15.38

Total investment in Partnerships, at fair value	$53,112,129	102.29%

See accompanying notes to financial statements.

Smith Barney Diversified Futures Fund L.P.
Schedule of Investments
December 31, 2007
(Unaudited)

		% of Partners’
	Fair Value	Capital

Investment in Partnerships
CMF Winton Master L.P.	$15,945,975	33.64%
CMF Campbell Master Fund L.P.	11,181,427	23.59
CMF Willowbridge Argo Master Fund L.P.	9,223,461	19.46
CMF Graham Capital Master Fund L.P.	11,627,367	24.53

Total investment in Partnerships, at fair value	$47,978,230	101.22%

See accompanying notes to financial statements.

Smith Barney Diversified Futures Fund L.P.
Statements of Income and Expenses and Partners’ Capital
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Income:
Net gains (losses) on trading of commodity interests:
Change in net unrealized gains (losses) on investment in Partnerships	$5,337,137	$8,740,090	$9,501,414	$4,359,370

Expenses:
Brokerage commissions	697,142	691,475	1,383,469	1,388,370
Management fees	233,962	231,557	460,439	465,590
Incentive fees	359,116	55,195	714,824	55,195
Other	32,850	20,492	56,725	43,803

Total expenses	1,323,070	998,719	2,615,457	1,952,958

Net income (loss)	4,014,067	7,741,371	6,885,957	2,406,412
Additions—General Partner	1,000,000	—	1,000,000	—
Redemptions—General Partner	—	—	—	(1,441,407)
Redemptions—Limited Partners	(1,720,585)	(1,392,447)	(3,361,721)	(2,836,607)

Net increase (decrease) in Partners’ Capital	3,293,482	6,348,924	4,524,236	(1,871,602)
Partners’ Capital, beginning of period	48,628,391	45,175,985	47,397,637	53,396,511

Partners’ Capital, end of period	$51,921,873	$51,524,909	$51,921,873	$51,524,909

Net Asset Value per Unit (25,931.0705 and 29,416.8942 Units outstanding at June 30, 2008 and 2007, respectively)	$2,002.30	$1,751.54	$2,002.30	$1,751.54

Net income (loss) per Redeemable Unit of Limited Partnership Interest and General Partner Unit equivalent	$153.69	$258.26	$260.41	$89.06

See accompanying notes to financial statements.

Smith Barney Diversified Futures Fund L.P.
Statements of Cash Flows
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Cash flows from operating activities:
Net income (loss)	$4,014,067	$7,741,371	$6,885,957	$2,406,412
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Changes in operating assets and liabilities:
Purchase of Investment in Partnership	(8,000,000)	—	(8,000,000)	—
Proceeds from sale of investment in Partnerships	9,984,419	3,512,110	12,402,140	6,226,809
Net unrealized (appreciation) depreciation on investment in Partnerships	(5,322,729)	(8,740,090)	(9,536,039)	(4,359,370)
(Increase) decrease in distribution receivable	(14,408)	—	34,625	—
Accrued expenses:
Increase (decrease) in brokerage commissions	15,333	23,926	23,369	(8,559)
Increase (decrease) in management fees	6,651	7,977	8,814	(3,329)
Increase (decrease) in incentive fees	3,408	55,195	253,288	28,409
Increase (decrease) in other	(7,506)	(8,062)	2,866	5,574

Net cash provided by (used in) operating activities	679,235	2,592,427	2,075,020	4,295,946

Cash flows from financing activities:
Proceeds from additions—General Partner	1,000,000	—	1,000,000	—
Payments for redemptions—Limited Partners	(1,686,510)	(2,600,186)	(3,075,455)	(2,854,605)
Payments for redemptions—General Partner	—	—	—	(1,441,407)

Net cash provided by (used in) financing activities	(686,510)	(2,600,186)	(2,075,455)	(4,296,012)

Net change in cash	(7,275)	(7,759)	(435)	(66)
Cash, at beginning of period	73,223	55,906	66,383	48,213

Cash, at end of period	$65,948	$48,147	$65,948	$48,147

Non-cash financing activities:
Change in redemptions payable	$34,075	$—	$286,266	$—

See accompanying notes to financial statements.

Smith Barney Diversified Futures Fund L.P.
Notes to Financial Statements
June 30, 2008
(Unaudited)

1.	General:

Smith Barney Diversified Futures Fund L.P. (the “Partnership”) is a limited partnership organized under the partnership laws of the State of New York on August 13, 1993 to engage, directly or indirectly, in the speculative trading of a diversified portfolio of commodity interests including futures contracts, options, swaps and forward contracts. The commodity interests that are traded by the Partnership are volatile and involve a high degree of market risk. The Partnership commenced trading operations on January 12, 1994.

Citigroup Managed Futures LLC, a Delaware Limited Liability Company, acts as the general partner (the “General Partner”) and commodity pool operator of the Partnership. The Partnership’s commodity broker is Citigroup Global Markets Inc. (“CGM”). CGM is an affiliate of the General Partner. The General Partner is wholly owned by Citigroup Global Markets Holdings Inc. (“CGMHI”), which is the sole owner of CGM. CGMHI is a wholly owned subsidiary of Citigroup Inc.

As of June 30, 2008, all trading decisions are made for the Partnership by Campbell & Company, Inc. (“Campbell”), Willowbridge Associates, Inc. (“Willowbridge”), Eckhardt Trading Company (“Eckhardt”), Winton Capital Management Limited (“Winton”), Graham Capital Management L.P. (“Graham”) (each an “Advisor” and collectively, the “Advisors”). Eckhardt was added as an Advisor to the Partnership on April 1, 2008.

The accompanying financial statements are unaudited but, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the Partnership’s financial condition at June 30, 2008 and December 31, 2007 and the results of its operations, changes in Partners’ capital and cash flows for the three and six months ended June 30, 2008 and 2007. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. You should read these financial statements together with the financial statements and notes included in the Partnership’s annual report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) for the year ended December 31, 2007.

Due to the nature of commodity trading, the results of operations for the interim periods presented should not be considered indicative of the results that may be expected for the entire year.

2.	Financial Highlights:

Changes in Net Asset Value per Redeemable Unit of Limited Partnership Interest for the three and six months ended June 30, 2008 and 2007 were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Net realized and unrealized gains (losses)*	$177.59	$268.54	$306.84	$107.38
Expenses **	(23.90)	(10.28)	(46.43)	(18.32)

Increase (decrease) for the period	153.69	258.26	260.41	89.06
Net Asset Value per Redeemable Unit, beginning of period	1,848.61	1,493.28	1,741.89	1,662.48

Net Asset Value per Redeemable Unit, end of period	$2,002.30	$1,751.54	$2,002.30	$1,751.54

*	Includes brokerage commissions.

**	Excludes brokerage commissions.

Smith Barney Diversified Futures Fund L.P.
Notes to Financial Statements
June 30, 2008
(Unaudited)

Financial Highlights (continued):

			Six Months Ended
	Three Months Ended June 30,		June 30,
	2008	2007	2008	2007

Ratios to Average Net Assets:***
Net investment income (loss) before incentive fees****	(7.7)%	(7.8)%	(7.7)%	(7.8)%

Operating expense	7.7%	7.8%	7.7%	7.8%
Incentive fees	0.7%	0.1%	1.4%	0.1%

Total expenses	8.4%	7.9%	9.1%	7.9%

Total return:
Total return before incentive fees	9.1%	17.4%	16.5%	5.5%
Incentive fees	(0.8)%	(0.1)%	(1.5)%	(0.1)%

Total return after incentive fees	8.3%	17.3%	15.0%	5.4%

***	Annualized (other than incentive fees).

****	Interest income less total expenses (exclusive of incentive fees).

The above ratios may vary for individual investors based on the timing of capital transactions during the period. Additionally, these ratios are calculated for the Limited Partner class using the Limited Partners’ share of income, expenses and average net assets.

3.	Trading Activities:

The Partnership was formed for the purpose of trading contracts in a variety of commodity interests, including derivative financial instruments and derivative commodity instruments. The Partnership’s investments are in other partnerships which trade these instruments. The results of the Partnership’s trading activities (resulting from its investment in other partnerships) are shown in the Statements of Income and Expenses and Partners’ Capital.

The customer agreement between the Partnership and CGM gives the Partnership the legal right to net unrealized gains and losses on open futures positions.

Brokerage commissions are calculated as a percentage of the Partnership’s adjusted net asset value on the last day of each month and are affected by trading performance, additions and redemptions.

4.	Fair Value Measurements:

Investments.  The Partnership values its investment in the Funds at their respective net asset value per unit as calculated by each of the Funds.

Fair Value Measurements.  The Partnership adopted SFAS No. 157, Fair Value Measurements (“SFAS 157”) as of January 1, 2008. SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. This statement establishes a framework for measuring fair value and expands disclosures regarding fair value measurements in accordance with GAAP. The fair value hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to fair values derived from unobservable inputs (Level 3). The level in the fair value hierarchy within which the fair value measurement in its entirety falls shall be determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Partnership did not apply the deferral allowed by FASB Staff Positions No. FAS 157-2, Effective Date of FASB Statement No. 157, for nonfinancial assets and liabilities measured at fair value on a nonrecurring basis.

Smith Barney Diversified Futures Fund L.P.
Notes to Financial Statements
June 30, 2008
(Unaudited)

The Partnership values investments in master partnerships (other commodity pools) where there are no other rights or obligations inherent within the ownership interest held by the Partnership based on the end of the day net asset value of each of the Funds (Level 2). The value of the Partnership’s investments in the Funds reflects its proportional interest in each of the Funds. The Partnership did not directly hold any derivative instruments that are based on quoted prices in active markets for identical assets (Level 1) or unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).

		Quoted Prices in
		Active Markets	Significant Other	Significant
		for Identical	Observable Inputs	Unobservable
	6/30/2008	Assets (Level 1)	(Level 2)	Inputs (Level 3)

Assets
Investment in Partnerships	$53,112,129	$—	$53,112,129	$—

Total fair value	$53,112,129	$—	$53,112,129	$—

5.	Investment in Partnerships:

On November 1, 2004, the assets allocated to Winton for trading were invested in CMF Winton Master L.P., a limited partnership organized under the partnership laws of the State of New York (“Winton Master”). The Partnership purchased 15,054.1946 Units of Winton Master with cash of $14,251,586, and a contribution of open commodity futures and forward positions with a fair value of $802,609. Winton Master was formed in order to permit commodity pools managed now or in the future by Winton using its Diversified Program, to invest together in one trading vehicle. The General Partner is also the general partner of the Winton Master. Individual and pooled accounts currently managed by Winton, including the Partnership, are permitted to be limited partners of Winton Master. The General Partner and Winton believe that trading through this structure should promote efficiency and economy in the trading process. Expenses to investors as a result of the investment in Winton Master are approximately the same and redemption rights are not affected.

On January 1, 2005, the assets allocated to Campbell for trading were invested in CMF Campbell Master Fund L.P. (“Campbell Master”), a limited partnership organized under the partnership laws of the State of New York. The Partnership purchased 19,621.1422 Units of Campbell Master with cash of $19,428,630, and a contribution of open commodity futures and forward positions with a fair value of $192,512. Campbell Master was formed in order to permit commodity pools managed now or in the future by Campbell using its Financials Metals and Energy (“FME”) Portfolio, to invest together in one trading vehicle. The General Partner is also the general partner of Campbell Master. Individual and pooled accounts currently managed by Campbell, including the Partnership, are permitted to be limited partners of Campbell Master. The General Partner and Campbell believe that trading through this structure should promote efficiency and economy in the trading process. Expenses to investors as a result of the investment in Campbell Master are approximately the same and redemption rights are not affected.

On July 1, 2005, the assets allocated to Willowbridge for trading were invested in CMF Willowbridge Argo Master Fund L.P. (“Willowbridge Master”), a limited partnership organized under the partnership laws of the State of New York. The Partnership purchased 12,259.3490 Units of Willowbridge Master with cash of $11,118,119, and a contribution of open commodity futures and forward positions with a fair value of $1,141,230. Willowbridge Master was formed in order to permit commodity pools managed now or in the future by Willowbridge using its Argo Trading Program to invest together in one trading vehicle. The General Partner is also the general partner of Willowbridge Master. Individual and pooled accounts currently managed by Willowbridge, including the Partnership, are permitted to be limited partners of Willowbridge Master. The General Partner and Willowbridge believe that trading through this structure should promote efficiency and economy in the trading process. Expenses to investors as a result of the investment in Willowbridge Master are approximately the same and redemption rights are not affected.

Smith Barney Diversified Futures Fund L.P.
Notes to Financial Statements
June 30, 2008
(Unaudited)

On April 1, 2006, the assets allocated to Graham for trading were invested in CMF Graham Capital Master Fund L.P. (“Graham Master”), a limited partnership organized under the partnership laws of the State of New York. The Partnership purchased 14,741.1555 Units of Graham Master with cash of $14,741,156. Graham Master was formed in order to permit accounts managed now and in the future by Graham using its Multi-Trend Program at 125% Leverage, to invest together in one trading vehicle. The General Partner is also the general partner of Graham Master. Individual and pooled accounts currently managed by Graham, including the Partnership, are permitted to be limited partners of Graham Master. The General Partner and Graham believe that trading through this structure promotes efficiency and economy in the trading process. Expenses to investors as a result of the investment in Graham Master are approximately the same and redemption rights are not affected.

On April 1, 2008, the assets allocated to Eckhardt for trading were invested in CMF Eckhardt Master Fund L.P. (“Eckhardt Master”), a limited partnership organized under the partnership laws of the State of New York. The Partnership purchased 7,000.0000 Units of Eckhardt Master with cash of $7,000,000. Eckhardt Master was formed in order to permit commodity pools managed now or in the future by Eckhardt using the Standard Program, to invest together in one trading vehicle. The General Partner is also the general partner of Eckhardt Master. Individual and pooled accounts currently managed by Eckhardt, including the Partnership, are permitted to be limited partners of Eckhardt Master. The General Partner and Eckhardt believe that trading through this structure should promote efficiency and economy in the trading process. Expenses to investors as a result in the investment in Eckhardt Master are approximately the same and redemption rights are not affected.

Winton Master’s, Campbell Master’s, Willowbridge Master’s, Graham Master’s and Eckhardt Master’s (collectively, the “Funds”), trading of futures, forwards and options contracts, if applicable, on commodities is done primarily on United States of America commodity exchanges and foreign commodity exchanges. The Funds engage in such trading through commodity brokerage accounts maintained with CGM.

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

As of June 30, 2008 the Partnership owned 2.7%, 4.5%, 3.8%, 4.6% and 30.4% of Winton Master, Campbell Master, Willowbridge Master, Graham Master, and Eckhardt Master, respectively. At December 31, 2007 the Partnership owned 3.5%, 5.1%, 4.3% and 5.5%, of Winton Master, Campbell Master, Willowbridge Master and Graham Master, respectively. It is Winton’s, Campbell’s, Willowbridge’s, Graham’s and Eckhardt’s intention to continue to invest the assets allocated to each by the Partnership in Winton Master, Campbell Master, Willowbridge Master, Graham Master, and Eckhardt Master, respectively. The performance of the Partnership is directly affected by the performance of the Funds.

Smith Barney Diversified Futures Fund L.P.
Notes to Financial Statements
June 30, 2008
(Unaudited)

Summarized information reflecting the total assets, liabilities and capital for the Funds is shown in the following tables.

	June 30, 2008
	Total Assets	Total Liabilities	Total Capital

Winton Master	$567,942,303	$1,516,509	$566,425,794
Campbell Master	184,233,917	2,818,639	181,415,278
Willowbridge Master	300,559,327	405,574	300,153,753
Graham Master	236,314,300	11,928,431	224,385,869
Eckhardt Master	26,402,989	167,421	26,235,568

Total	$1,315,452,836	$16,836,574	$1,298,616,262

	December 31, 2007
	Total Assets	Total Liabilities	Total Capital

Winton Master	$464,943,301	$7,898,167	$457,045,134
Campbell Master	226,825,488	10,129,288	216,696,200
Willowbridge Master	213,552,209	497,187	213,055,022
Graham Master	223,277,892	9,683,505	213,594,387

Total	$1,128,598,890	$28,208,147	$1,100,390,743

Summarized information reflecting the Partnership’s investment in, and the operations of the Funds is shown in the following tables. The Partnership’s share of the Funds’ net income (loss) is included in change in unrealized gains (losses) on open positions and investment in the Funds on the Partnership’s Statements of Income and Expenses and Partners’ Capital.

	June 30, 2008		For the three months ended June 30, 2008
	% of					Net
	Partnership’s	Fair	Income	Expenses		Income	Investment	Redemptions
Investment	Net Assets	Value	(Loss)	Commissions	Other	(Loss)	Objective	Permitted

							Commodity
Winton Master	29.07%	$15,093,512	1,016,183	3,062	254	1,012,867	Portfolio	Monthly
							Financials, Metals & Energy
Campbell Master	15.87%	8,241,178	480,863	1,413	382	479,068	Portfolio	Monthly
							Commodity
Willowbridge Master	22.05%	11,449,185	2,347,373	3,373	371	2,343,629	Portfolio	Monthly
							Commodity
Graham Master	19.92%	10,341,513	877,346	15,656	389	861,301	Portfolio	Monthly
							Commodity
Eckhardt Master	15.38%	7,986,741	655,020	2,652	12,096	640,272	Portfolio	Monthly

Total		$53,112,129	$5,376,785	$26,156	$13,492	$5,337,137

Smith Barney Diversified Futures Fund L.P.
Notes to Financial Statements
June 30, 2008
(Unaudited)

	June 30, 2008		For the six months ended June 30, 2008
	% of					Net
	Partnership’s	Fair	Income	Expenses		Income	Investment	Redemptions
Investment	Net Assets	Value	(Loss)	Commissions	Other	(Loss)	Objective	Permitted

Winton Master	29.07%	$15,093,512	$3,183,092	$9,305	$518	$3,173,269	Commodity Portfolio	Monthly
							Financials Metals & Energy
Campbell Master	15.87%	8,241,178	632,491	3,533	842	628,116	Portfolio	Monthly
							Commodity
Willowbridge Master	22.05%	11,449,185	3,160,239	8,106	720	3,151,413	Portfolio	Monthly
							Commodity
Graham Master	19.92%	10,341,513	1,940,209	31,032	833	1,908,344	Portfolio	Monthly
							Commodity
Eckhardt Master	15.38%	7,986,741	655,020	2,652	12,096	640,272	Portfolio	Monthly

Total		$53,112,129	$9,571,051	$54,628	$15,009	$9,501,414

	December 31, 2007		For the three months ended June 30, 2007
	% of					Net
	Partnership’s	Fair	Income	Expenses		Income	Investment	Redemptions
Investment	Net Assets	Value	(Loss)	Commissions	Other	(Loss)	Objective	Permitted

							Commodity
Winton Master	33.64%	$15,945,975	$1,946,313	$7,900	$437	$1,937,976	Portfolio	Monthly
							Financials Metals & Energy
Campbell Master	23.59%	11,181,427	1,949,497	3,264	548	1,945,685	Portfolio	Monthly
							Commodity
Willowbridge Master	19.46%	9,223,461	2,018,212	5,755	450	2,012,007	Portfolio	Monthly
							Commodity
Graham Master	24.53%	11,627,367	2,860,477	15,440	615	2,844,422	Portfolio	Monthly

Total		$47,978,230	$8,774,499	$32,359	$2,050	$8,740,090

	December 31, 2007		For the six months ended June 30, 2007
	% of					Net
	Partnership’s	Fair	Income	Expenses		Income	Investment	Redemptions
Investment	Net Assets	Value	(Loss)	Commissions	Other	(Loss)	Objective	Permitted

							Commodity
Winton Master	33.64%	$15,945,975	$1,105,010	$21,486	$961	$1,082,563	Portfolio	Monthly
							Financials Metals & Energy
Campbell Master	23.59%	11,181,427	1,274,994	7,564	976	1,266,454	Portfolio	Monthly
							Commodity
Willowbridge Master	19.46%	9,223,461	82,885	15,220	1,029	66,636	Portfolio	Monthly
							Commodity
Graham Master	24.53%	11,627,367	1,971,163	26,220	1,226	1,943,717	Portfolio	Monthly

Total		$47,978,230	$4,434,052	$70,490	$4,192	$4,359,370

Smith Barney Diversified Futures Fund L.P.
Notes to Financial Statements
June 30, 2008
(Unaudited)

6.	Financial Instrument Risks:

In the normal course of its business, the Partnership through its investments in the Funds is party to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments. These financial instruments may include forwards, futures and options, whose values are based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash flows, to purchase or sell other financial instruments on specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange or over-the-counter (“OTC”). Exchange-traded instruments are standardized and include futures and certain option contracts. OTC contracts are negotiated between contracting parties and include forwards and certain options. Each of these instruments is subject to various risks similar to those related to the underlying financial instruments including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange-traded instruments because of the greater risk of default by the counterparty to an OTC contract.

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

As both a buyer and seller of options, the Partnership pays or receives a premium at the outset and then bears the risk of unfavorable changes in the price of the contract underlying the option. Written options expose the Partnership to potentially unlimited liability; for purchased options the risk of loss is limited to the premiums paid. Certain written put options permit cash settlement and do not require the option holder to own the reference asset. The Partnership does not consider these contracts to be guarantees as described in FIN 45.

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

Liquidity and Capital Resources

The Partnership does not engage in sales of goods or services. Its only assets are its investment in the Funds, cash and distribution receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership, through its investments in the Funds. While substantial losses could lead to a material decrease in liquidity, no such losses occurred during the second quarter of 2008.

The Partnership’s capital consists of the capital contributions of the partners as increased or decreased by gains or losses on trading and by expenses, interest income, redemptions of Redeemable Units and distributions of profits, if any.

For the six months ended June 30, 2008, Partners’ Capital increased 9.5% from $47,397,637 to $51,921,873. This increase was attributable to a net income from operations of $6,885,957 coupled with the addition of 523.8427 General Partner Unit equivalents, totaling $1,000,000, which was partially offset by the redemption of 1,803.2991 Redeemable Units of Limited Partnership Interest totaling $3,361,721. Future redemptions could impact the amount of funds available for investment in the Funds in subsequent periods.

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

Fair Value Measurements.  The Partnership adopted SFAS No. 157, Fair Value Measurements (“SFAS 157”) as of January 1, 2008. SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. This statement establishes a framework for measuring fair value and expands disclosures regarding fair value measurements in accordance with GAAP. The fair value hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to fair values derived from unobservable inputs (Level 3). The level in the fair value hierarchy within which the fair value measurement in its entirety falls shall be determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Partnership did not apply the deferral allowed by FASB Staff Positions No. FAS 157-2, Effective Date of FASB Statement No. 157, for nonfinancial assets and liabilities measured at fair value on a nonrecurring basis.

The Partnership values investments in master partnerships (other commodity pools) where there are no other rights or obligations inherent within the ownership interest held by the Partnership based on the end of the day net asset value of each of the Funds (Level 2). The value of the Partnership’s investments in the Funds reflects its proportional interest in each of the Funds. The Partnership did not directly hold any derivative instruments that are based on quoted prices in active markets for identical assets (Level 1) or unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).

		Quoted Prices in
		Active Markets	Significant Other	Significant
		for Identical	Observable Inputs	Unobservable
	6/30/2008	Assets (Level 1)	(Level 2)	Inputs (Level 3)

Assets
Investment in Partnerships	$53,112,129	$—	$53,112,129	$—

Total fair value	$53,112,129	$—	$53,112,129	$—

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

In 2007, the Partnership adopted FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes (FIN 48).” FIN 48 provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. FIN 48 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Partnership’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions with respect to tax at the partnership level not deemed to meet the more-likely-than-not threshold would be recorded as a tax benefit or expense in the current year. The General Partner has concluded that the adoption of FIN 48 had no impact on the operations of the Partnership for the six months ended June 30, 2008 and that no provision for income tax is required in the Partnership’s financial statements.

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

Results of Operations

During the Partnership’s second quarter of 2008 the Net Asset Value per Redeemable Unit increased 8.3% from $1,848.61 to $2,002.30 an compared to an increase of 17.3% in the second quarter of 2007. The Partnership experienced an unrealized gain through its investments in the Funds before brokerage commissions and related fees in the second quarter of 2008 of $5,337,137. Gains were primarily attributable to the trading by the Funds of commodity futures in currencies, energy, grains, non-U.S. interest rates, lumber, softs, and indices and were partially offset by losses in U.S. interest rates, metals and livestock. The Partnership experienced an unrealized gain through its investments in the Funds for the second quarter of 2007 of $8,740,090. Gains were primarily attributable to the trading by the Funds of commodity futures in currencies, energy, grains U.S. and non-U.S. interest rates,and indices and were partially offset by losses in metals, livestock, softs and lumber.

The second quarter of 2008 presented a highly volatile trading environment as weakness in the credit market continued to weigh on the global economy. Several long-term trends continued as commodity prices reached record territories and inflation concerns troubled federal bankers worldwide. The Partnership was profitable in energy, currencies, and equity indexes while losses were seen in trading U.S. interest rates and livestock.

In the energy sector, long-term bullish trend in crude oil persisted as new record prices continued to be established. The Partnership recorded strong gains in the energy sector by capitalizing on the strong long-term trends across the petroleum complex. In the currencies sector, favorable positions in U.S. Dollar against major currencies benefited the Partnership as exchange rates recovered from the lows established in the first quarter of the year. In equity indexes, reversal of the bearish trend earlier in the quarter contributed to some losses, however, strong gains were recorded in short positions in June as the international equity markets went through a massive correction into the bear market territory.

Preliminary economic data suggested that the U.S. economy was not as bad as was perceived before. U.S. fixed income sector recorded losses as the focus of the central bankers shifted from downward pressures to economy to a more hawkish stance towards inflation. Losses were also seen in livestock trading in lean hogs and live cattle.

During the Partnership’s six months ended June 30, 2008 the Net Asset Value per Redeemable Unit increased 15.0% from $1,741.89 to $2,002.30 as compared to an increase of 5.4% for the six months ended June 30, 2007. The Partnership experienced an unrealized gain through its investments in the Funds before brokerage commissions and related fees for the six months ended June 30, 2008 of $9,501,414. Gains were primarily attributable to the trading by the Funds of commodity futures in currencies, energy, grains, U.S. and non-U.S. interest rates, indices, livestock, lumber, metals and softs. The Partnership experienced an unrealized gain through its investments in the Funds before brokerage commissions and related fees for the six months ended June 30, 2007 of $4,359,370. Gains were primarily attributable to the trading by the Funds of commodity futures in currencies, non-U.S. interest, lumber and indices and were offset by losses in energy, grains, U.S. interest rates, livestock, metals and softs.

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

Brokerage commissions are calculated as a percentage of the Partnership’s net asset value as of the last day of each month and are affected by trading performance and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. Brokerage commissions and fees for the three months ended June 30, 2008 increased by $5,667 and decreased by $4,901 for the six months ended June 30, 2008 as compared to the corresponding periods in 2007. The increase in brokerage commissions is due to higher average net assets during the three months ended June 30, 2008 as compared to the corresponding period in 2007. The decrease in brokerage commissions is due to a lower average net assets during the six months ended June 30, 2008, as compared to the corresponding period in 2007.

Management fees are calculated on the portion of the Partnership’s net asset value allocated to each Advisor at the end of the month and, therefore, are affected by trading performance and redemptions. Management fees for the three months ended June 30, 2008 increased by $2,405 and decreased by $5,151, for the six months ended June 30, 2008 as compared to the corresponding periods in 2007. The increase in management fees is due to higher average net assets during the three months ended June 30, 2008 as compared to the corresponding periods in 2007. The decrease in brokerage commissions is due to a lower average net assets during the six months ended June 30, 2008, as compared to the corresponding period in 2007.

Incentive fees are based on the new trading profits generated by each Advisor at the end of the quarter as defined in the advisory agreements between the Partnership, the General Partner and each Advisor. Trading performance for the three and six months ended June 30, 2008, resulted in incentive fees of $359,116 and $714,824, respectively. Trading performance for the three and six months ended June 30, 2007 resulted in incentive fees of $55,195.

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

Value at Risk is a measure of the maximum amount which the Funds could reasonably be expected to lose in a given market sector. However, the inherent uncertainty of the Funds’ speculative trading and the recurrence in the markets traded by the Funds of market movements far exceeding expectations could result in actual trading or non-trading losses far beyond the indicated Value at Risk or the Funds’ experiences to date (i.e., “risk of ruin”). In light of the foregoing as well as the risks and uncertainties intrinsic to all future projections, the inclusion of the quantification in this section should not be considered to constitute any assurance or representation that the Funds’ losses in any market sector will be limited to Value at Risk or by the Funds’ attempts to manage their market risks.

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

The following tables indicates the trading Value at Risk associated with the Partnership’s investments in the Funds by market category as of June 30, 2008 and the highest, lowest and average value during the three months ended June 30, 2008. All open position trading risk exposures of the Partnership have been included in calculating the figures set forth below. There have been no material changes in the trading Value at Risk information previously disclosed in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2007.

As of June 30, 2008, Winton Master’s total capital was $566,425,794, the Partnership owned 2.7% of Winton Master.

June 30, 2008
(Unaudited)

			Three Months Ended June 30, 2008
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capital	Value at Risk	Value at Risk	Value at Risk*

Currencies:
—Exchange Traded Contracts	$3,803,627	0.67%	$5,762,547	$3,711,917	$4,396,103
Energy	4,144,950	0.73%	5,618,000	3,028,550	4,165,400
Grains	2,799,144	0.50%	3,880,322	1,912,675	2,781,729
Interest Rates U.S.	2,167,200	0.38%	2,615,600	160,797	1,198,017
Interest Rates Non-U.S.	4,659,574	0.82%	5,714,598	1,875,349	4,632,906
Livestock	135,970	0.02%	346,800	53,775	212,283
Lumber	3,300	0.00%**	3,300	2,200	3,300
Metals :
—Exchange Traded Contracts	1,394,750	0.25%	2,028,500	1,125,750	1,594,667
—OTC Contracts	1,647,127	0.29%	1,718,310	1,009,998	1,632,542
Softs	679,622	0.12%	1,498,048	625,308	852,049
Indices	10,589,074	1.87%	10,676,120	2,612,290	7,121,637

Total	$32,024,338	5.65%

*	Average of month-end Values at Risk.

**	Due to rounding

As of June 30, 2008, Campbell Master’s total capital was $181,415,278. The Partnership owned 4.5% of Campbell Master.

June 30, 2008
(Unaudited)

			Three Months Ended June 30, 2008
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capital	Value at Risk	Value at Risk	Value at Risk*

Currencies:
—OTC Contracts	$5,356,092	2.95%	$5,356,092	$2,687,710	$4,282,816
Energy	1,091,200	0.60%	1,689,425	350,150	917,225
Interest Rates U.S.	568,980	0.31%	1,181,910	467,030	907,377
Interest Rates Non-U.S.	2,624,160	1.45%	3,132,142	854,534	2,209,270
Metals:
—Exchange Traded Contracts	19,500	0.01%	168,000	19,500	80,917
—OTC Contracts	360,237	0.20%	398,920	228,353	335,147
Indices	7,776,342	4.29%	7,776,342	3,934,156	5,911,517

Total	$17,796,511	9.81%

*	Average of month-end Values at Risk

As of June 30, 2008, Willowbridge Master’s total capital was $300,153,753. The Partnership owned 3.8% of Willowbridge Master.

June 30, 2008
(Unaudited)

			Three Months Ended June 30, 2008
	Value	% of Total	High Value	Low Value	Average Value
Market Sector	at Risk	Capital	at Risk	at Risk	at Risk*

Currencies:
—Exchange Traded Contracts	$8,004,034	2.67%	$8,004,034	$1,195,400	$4,981,921
Energy	5,957,250	1.98%	15,933,000	4,343,750	8,623,000
Grains	5,470,800	1.82%	5,470,800	417,000	3,107,960
Interest Rates U.S.	523,674	0.17%	3,496,800	423,000	1,527,491
Interest Rates Non-U.S.	3,576,411	1.19%	8,375,150	806,274	5,844,469
Livestock	225,600	0.08%	225,600	111,200	149,333
Metals:
—Exchange Traded Contracts	1,833,000	0.61%	4,950,750	916,500	2,742,333
Softs	1,945,800	0.65%	2,071,100	535,800	1,501,133

Total	$27,536,569	9.17%

* Average of month-end Values at Risk

As of June 30, 2008, Graham Master’s total capital was $224,385,869. The Partnership owned 4.6% of Graham Master.

June 30, 2008
(Unaudited)

			Three Months Ended June 30, 2008
	Value	% of Total	High Value	Low Value	Average Value
Market Sector	at Risk	Capital	at Risk	at Risk	at Risk*

Currencies:
—OTC Contracts	$19,837,251	8.84%	$31,973,478	$18,266,120	$23,671,018
Energy	1,857,150	0.83%	3,930,500	835,225	2,163,498
Grains	1,210,500	0.54%	1,281,500	203,200	547,016
Interest Rates U.S.	290,550	0.13%	638,450	31,860	274,967
Interest Rates Non-U.S.	1,544,641	0.69%	3,159,901	546,990	1,836,321
Metals:
—Exchange Traded Contracts	64,000	0.03%	490,757	8,000	224,419
—OTC Contracts	776,696	0.34%	884,348	151,086	626,188
Softs	551,391	0.25%	609,596	37,571	440,683
Indices	3,950,381	1.76%	4,517,707	631,538	3,473,498

Total	$30,082,560	13.41%

*	Average of month-end Values at Risk

As of June 30, 2008, Eckhardt Master’s total capital was $26,235,568. The Partnership owned 30.4% of Eckhardt Master.

June 30, 2008
(Unaudited)

			Three Months Ended June 30, 2008

		% of Total	High Value	Low Value	Average Value
Market Sector	Value at Risk	Capitalization	at Risk	at Risk	at Risk*

Currencies:
—OTC Contracts	$528,377	2.01%	$623,736	$98,499	$418,598
Energy	539,750	2.06%	859,000	330,250	673,750
Grains	131,500	0.50%	131,500	49,000	103,933
Interest Rates U.S.	19,800	0.08%	207,700	9,000	79,167
Interest Rates Non-U.S.	26,782	0.10%	358,624	26,782	147,449
Metals:
—Exchange Traded Contracts	84,500	0.32%	110,750	21,250	76,500
—OTC Contracts	263,905	1.01%	263,905	87,533	203,531
Softs	138,735	0.53%	138,762	6,446	73,510
Indices	55,000	0.21%	149,749	18,654	74,468

Total	$1,788,349	6.82%

*	Average of month-end Values at Risk

Item 4.	Controls and Procedures

The Partnership’s disclosure controls and procedures are designed to ensure that information required to be disclosed under the Securities Exchange Act of 1934 (the “Exchange Act”) is accumulated and communicated to management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO) of the General Partner, to allow for timely decisions regarding required disclosure and appropriate SEC filings.

Management is responsible for ensuring that there is an adequate and effective process for establishing, maintaining and evaluating disclosure controls and procedures for the Partnership’s external disclosures.

The General Partner’s CEO and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-115(e) under the Exchange Act) as of June 30, 2008 and, based on that evaluation, the CEO and CFO have concluded that at that date the Partnership’s disclosure controls and procedures were effective.

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

There were no changes in the Partnership’s internal control over financial reporting during the fiscal quarter ended June 30, 2008 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.	Legal Proceedings

The following information supplements and amends our discussion set forth under Part I, Item 3 “Legal Proceedings” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007, as updated by our Quarterly Report on Form 10-Q for the quarter ended March 31, 2008.

Enron

Over the first two quarters of 2008, CGM agreed to settle the following cases, brought by clients of a single law firm in connection with the purchase and holding of Enron securities, and naming Citigroup as a third-party defendant: (1) Ahlich v. Arthur Andersen, L.L.P.; (2) Delgado v. Fastow; (3) Pearson v. Fastow; (4) Rosen v. Fastow; (5) Bullock v. Arthur Andersen, L.L.P.; (6) Choucroun v. Arthur Andersen, L.L.P.; (7) Guy v. Arthur Andersen, L.L.P.; (8) Adams v. Arthur Andersen, L.L.P.; (9) Jose v. Arthur Andersen, L.L.P. and (10) Odam, et al., v. Enron Corp., et al. The amount paid to settle these actions was covered by existing Citigroup litigation reserves.

On May 23, 2008, CGM agreed to settle Silvercreek Management Inc., et al. v. Salomon Smith Barney, Inc., et al., and Silvercreek Management Inc. v. Citigroup Inc., et al., two actions brought by investors in Enron debt securities. The amount paid to settle this action was covered by existing Citigroup litigation reserves.

On July 9, 2008, CGM agreed to settle Public Utility District No. 1 of Snohomish County, Washington v. Citigroup, et al., an action brought by a utility in connection with alleged electricity overcharges by Enron. The amount paid to settle this action was covered by existing Citigroup litigation reserves.

IPO Civil Litigation

On March 26, 2008, the Southern District of New York denied in part and granted in part Defendants’ motions to dismiss the amended complaints in the IPO allocation focus cases.

Subprime Mortgage-Related Litigation

The CGM, among other defendants, filed a motion to dismiss the consolidated amended derivative complaint in the matter In Re Citigroup Inc. Shareholder Derivative Litigation, pending in Delaware Chancery Court, on April 21, 2008.

On June 3, 2008, plaintiffs in In Re American Home Mortgage Securities Litigation, pending in the Eastern District of New York, filed a consolidated amended class action complaint.

On April 11, 2008, plaintiffs in In Re Countrywide Financial Corp. Securities Litigation, pending in the Central District of California, filed a consolidated amended class action complaint. Defendants, including the CGM, filed motions to dismiss on June 10, 2008.

Other Matters

On June 16, 2008, CGM, among other Citigroup related defendants, settled a previously disclosed investigation by the Securities and Exchange Commission arising from the economic and political turmoil in Argentina in the fourth quarter of 2001 and agreed to the entry of a Cease and Desist Order pursuant to Section 21C of the Securities Exchange Act which stated that the defendants violated certain books and records provisions of the Federal securities law by improperly accounting for several Argentina related developments which resulted in an overstatement of after-tax income by $311 million in that quarter. No fine or penalty was imposed and no restatement of prior financial statements was required by the SEC. The defendants consented to the issuance of the Order without admitting or denying the Commission’s findings.

Auction Rate Securities

Several individual and putative class action lawsuits have been filed against CGM related to its marketing, sale and underwriting of auction rate securities (“ARS”). These lawsuits allege, among other things, violations of the federal securities laws, federal investment adviser laws and state common law. Several of the putative class action lawsuits have been consolidated in the Southern District of New York under the caption In Re Citigroup Auction Rate securities Litigation.

On August 7, 2008, CGM reached an agreement in principle with the New York Attorney General, the Securities and Exchange Commission, and other state regulatory agencies regarding marketing and sale of auction rate securities. Among other things, by November 5, 2008, CGM agreed to purchase at par ARS that are not auctioning from all Citigroup individual investors, small institutions and charities that purchased ARS from Citigroup prior to February 11, 2008. CGM also agreed to pay a civil penalty to the New York Attorney General in the amount of $50 million, and a civil penalty to the states in the amount of $50 million.

In addition, the CGM, along with other industry participants, has received subpoenas and/or requests for information from various self regulatory agencies and federal governmental authorities including the SEC, which has issued a formal order of investigation into whether various provisions of the federal securities laws have been violated in connection with the sale of ARS. In addition, the CGM is responding to subpoenas from various state agencies, including those in New York, Texas and Massachusetts.

On May 20, 2008, an investor in Falcon Two, filed a putative class action complaint against Falcon Two and several Citigroup related entities, including CGM, among others, in the Southern District of New York, in an action captioned Ferguson Family Trust v. Falcon.

CGM was named as a defendant in Strategies Two LLC, et al., a case alleging violations of the federal securities laws and Delaware state law in connection with a tender offer for interests in Falcon Two. On June 17, 2008, the Court denied plaintiff’s application for a preliminary injunction.

Several civil litigations have been filed against the CGM and related individuals and entities alleging violations of the federal securities laws and Delaware state law in connection with investments in MAT Five LLC. The putative class action lawsuits have been consolidated in the Southern District of New York under the caption In re MAT Five Securities Litigation. Similar related actions have been filed in California, Delaware and New York state court. The CGM removed the New York state court action to federal court and currently is responding to a motion for a preliminary injunction filed in the Delaware Chancery Court action seeking to enjoin a tender offer interest in MAT Five LLC.

Item 1A.	Risk Factors.

There are no material changes from the risk factors set forth under Part  I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007 and ended Part II, Item IA. “Risk Factors” in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2008.

In June 2008, several bills were proposed in the U.S. Congress in response to record energy and agricultural prices. Some of the pending legislation, if enacted, could limit trading by speculators in futures markets. Other potentially adverse regulatory initiatives could develop suddenly and without notice. At this time management is unable to determine the potential impact on the Partnership.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Additional Redeemable Units offered represent a reduced brokerage fee to existing limited partners who invested $1,000,000 or more.

The following chart sets forth the purchases of Redeemable Units by the Partnership.

				(d) Maximum Number
				(or Approximate
			(c) Total Number of	Dollar Value) of
			Units	Units
	(a) Total	(b) Average Price	Purchased as Part	that May Yet Be
	Number of	Paid per	of Publicly Announced	Purchased Under the
Period	Units Purchased*	Unit**	Plans or Programs	Plans or Programs
April 1, 2008 – April 30, 2008	318.1419	$1,842.81	N/A	N/A
May 1, 2008 – May 31, 2008	288.8611	$1,908.97	N/A	N/A
June 1, 2008 – June 30, 2008	291.1066	$2,002.30	N/A	N/A
	898.1096	$1,915.79

*	Generally, Limited Partners are permitted to redeem their Redeemable Units as of the end of each month on 10 days’ notice to the General Partner. Under certain circumstances, the General Partner can compel redemption but, to date, the General Partner has not exercised this right. Purchases of Redeemable Units by the Partnership reflected in the chart above were made in the ordinary course of the Partnership’s business in connection with effecting redemptions for Limited Partners.

**	Redemptions of Redeemable Units are effected as of the last day of each month at the Net Asset Value per Redeemable Unit as of that day.

Item 3.	Defaults Upon Senior Securities — None

Item 4.	Submission of Matters to a Vote of Security Holders — None

Item 5.	Other Information — None

Item 6.	Exhibits

The exhibits required to be filed by Item 601 of Regulation S-K are incorporated herein by reference to the exhibit index of the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2007.

Exhibit - 10 — Advisory Agreement among the Partnership, the General Partner and Eckhardt Trading Company.

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

Date: August 14, 2008

By:	/s/ Jennifer Magro
Jennifer Magro
Chief Financial Officer and Director

Date: August 14, 2008