Form 10-Q
period 2008-09-30
SMITH BARNEY DIVERSIFIED FUTURES FUND LP
filed 2008-11-14
CIK 911503

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended September 30, 2008

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
55 E. 59th Street - 10th Fl
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

Yes  X      No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See the definitions of “large accelerated filer” and “accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	Accelerated filer	Non-accelerated filer X

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).

Yes           No  X

As of October 31, 2008, 23,941,9829 Limited Partnership Redeemable Units were outstanding.

SMITH BARNEY DIVERSIFIED FUTURES FUND L.P.
FORM 10-Q
INDEX

		Page
		Number

PART I – Financial Information:
Item 1.	Financial Statements:
	Statements of Financial Condition at September 30, 2008 and December 31, 2007 (unaudited)	3
	Schedules of Investments at September 30, 2008 and December 31, 2007 (unaudited)	4 – 5
	Statements of Income and Expenses and Partners’ Capital for the three and nine months ended September 30, 2008 and 2007 (unaudited)	6
	Statements of Cash Flows for the nine months ended September 30, 2008 and 2007 (unaudited)	7
	Notes to Financial Statements (unaudited)	8 – 14
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15 – 17
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	18 – 21
Item 4T.	Controls and Procedures	22

PART II – Other Information		23 – 26
EX-31.1
EX-31.2
EX-32.1
EX-32.2

PART I

Item 1. Financial Statements

Smith Barney Diversified Futures Fund L.P.
Statements of Financial Condition
(Unaudited)

	September 30,	December 31,
	2008	2007
Assets:
Investment in Partnerships, at fair value	$48,582,039	$47,978,230
Cash	77,301	66,383
Distribution receivable	34,312	95,184

Total assets	$48,693,652	$48,139,797

Liabilities and Partners’ Capital:
Liabilities:
Accrued expenses:
Brokerage commissions	$223,180	$220,641
Management fees	75,179	73,161
Incentive fees	27,300	105,828
Other	58,360	45,913
Redemptions payable	492,001	296,617

Total liabilities	876,020	742,160

Partners’ Capital:
General Partner, 835.3289 and 311.4862 Unit equivalents outstanding in 2008 and 2007, respectively	1,583,508	542,575
Limited Partners, 24,389.3389 and 26,899.0407 Redeemable Units of Limited Partnership Interest outstanding in 2008 and 2007, respectively	46,234,124	46,855,062

Total partners’ capital	47,817,632	47,397,637

Total liabilities and partners’ capital	$48,693,652	$48,139,797

See accompanying notes to financial statements.

Smith Barney Diversified Futures Fund L.P.
Schedule of Investments
September 30, 2008
(Unaudited)

		% of Partners’
	Fair Value	Capital

Investment in Partnerships
CMF Winton Master L.P.	$13,269,209	27.75%
CMF Campbell Master Fund L.P.	7,862,682	16.44
CMF Willowbridge Argo Master Fund L.P.	10,435,814	21.82
CMF Graham Capital Master Fund L.P.	9,759,626	20.41
CMF Eckhardt Master Fund L.P.	7,254,708	15.17

Total investment in Partnerships, at fair value	$48,582,039	101.59%

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

Smith Barney Diversified Futures Fund L.P.
Statements of Income and Expenses and Partners’ Capital
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Income:
Net gains (losses) on trading of commodity interests and investment in Partnerships:
Change in net unrealized gains (losses) on investment in Partnerships	$(1,835,635)	$(1,734,700)	$7,665,779	$2,624,669

Expenses:
Brokerage commissions	667,385	661,842	2,050,854	2,050,210
Management fees	224,407	220,838	684,846	686,428
Incentive fees	27,300	76,924	742,124	132,119
Other	25,300	27,832	82,025	71,636

Total expenses	944,392	987,436	3,559,849	2,940,393

Net income (loss)	(2,780,027)	(2,722,136)	4,105,930	(315,724)
Additions—General Partner	—	—	1,000,000	—
Redemptions—General Partner	—	—	—	(1,441,407)
Redemptions—Limited Partners	(1,324,214)	(1,392,024)	(4,685,935)	(4,228,631)

Net increase (decrease) in Partners’ Capital	(4,104,241)	(4,114,160)	419,995	(5,985,762)
Partners’ Capital, beginning of period	51,921,873	51,524,909	47,397,637	53,396,511

Partners’ Capital, end of period	$47,817,632	$47,410,749	$47,817,632	$47,410,749

Net Asset Value per Unit (25,224.6678 and 28,574.2554 Units outstanding at September 30, 2008 and 2007, respectively)	$1,895.67	$1,659.21	$1,895.67	$1,659.21

Net income (loss) per Redeemable Unit of Limited Partnership Interest and General Partner Unit equivalent	$(106.63)	$(92.33)	$153.78	$(3.27)

See accompanying notes to financial statements.

Smith Barney Diversified Futures Fund L.P.
Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	September 30,
	2008	2007

Cash flows from operating activities:
Net income (loss)	$4,105,930	$(315,724)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Changes in operating assets and liabilities:
Purchase of Investment in Partnership	(8,000,000)	—
Proceeds from sale of investment in Partnerships	15,122,842	8,427,669
Net unrealized (appreciation) depreciation on investment in Partnerships	(7,726,651)	(2,624,669)
(Increase) decrease in distribution receivable	60,872	—
Accrued expenses:
Increase (decrease) in brokerage commissions	2,539	(26,680)
Increase (decrease) in management fees	2,018	(9,907)
Increase (decrease) in incentive fees	(78,528)	50,138
Increase (decrease) in other	12,447	(10,521)

Net cash provided by (used in) operating activities	3,501,469	5,490,306

Cash flows from financing activities:
Proceeds from additions—General Partner	1,000,000	—
Payments for redemptions—Limited Partners	(4,490,551)	(4,066,922)
Payments for redemptions—General Partner	—	(1,441,407)

Net cash provided by (used in) financing activities	(3,490,551)	(5,508,329)

Net change in cash	10,918	(18,023)
Cash, at beginning of period	66,383	48,213

Cash, at end of period	$77,301	$30,190

See accompanying notes to financial statements.

Smith Barney Diversified Futures Fund L.P.
Notes to Financial Statements
September 30, 2008
(Unaudited)

1.	General:

Smith Barney Diversified Futures Fund L.P. (the “Partnership”) is a limited partnership that was organized under the partnership laws of the State of New York on August 13, 1993 to engage, directly or indirectly, in the speculative trading of a diversified portfolio of commodity interests including futures contracts, options, swaps and forward contracts. The commodity interests that are traded by the Partnership are volatile and involve a high degree of market risk. The Partnership commenced trading operations on January 12, 1994.

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

As of September 30, 2008, all trading decisions are made for the Partnership by Campbell & Company, Inc. (“Campbell”), Willowbridge Associates, Inc. (“Willowbridge”), Eckhardt Trading Company (“Eckhardt”), Winton Capital Management Limited (“Winton”) and Graham Capital Management L.P. (“Graham”) (each an “Advisor” and collectively, the “Advisors”). Eckhardt was added as an Advisor to the Partnership on April 1, 2008.

The accompanying financial statements are unaudited but, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the Partnership’s financial condition at September 30, 2008 and December 31, 2007, the results of its operations and changes in Partners’ capital for the three and nine months ended September 30, 2008 and 2007, and cash flows for the nine months ended September 30, 2008 and 2007. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. You should read these financial statements together with the financial statements and notes included in the Partnership’s annual report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) for the year ended December 31, 2007.

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

Changes in Net Asset Value per Redeemable Unit of Limited Partnership Interest for the three and nine months ended September 30, 2008 and 2007 were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Net realized and unrealized gains (losses)*	$(95.85)	$(81.16)	$210.99	$26.22
Expenses**	(10.78)	(11.17)	(57.21)	(29.49)

Increase (decrease) for the period	(106.63)	(92.33)	153.78	(3.27)
Net Asset Value per Redeemable Unit, beginning of period	2,002.30	1,751.54	1,741.89	1,662.48

Net Asset Value per Redeemable Unit, end of period	$1,895.67	$1,659.21	$1,895.67	$1,659.21

*	Includes brokerage commissions.

**	Excludes brokerage commissions.

Smith Barney Diversified Futures Fund L.P.
Notes to Financial Statements
September 30, 2008
(Unaudited)

Financial Highlights (continued):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2008		2007	2008	2007

Ratios to Average Net Assets:***
Net investment income (loss) before incentive fees****	(7.5)%		(7.5)%	(7.6)%	(7.6)%

Operating expense	7.5%		7.5%	7.6%	7.6%
Incentive fees	0.1		0.2	1.5	0.3

Total expenses	7.6%		7.7%	9.1%	7.9%

Total return:
Total return before incentive fees	(5.3)%		(5.1)%	10.5	0.1%
Incentive fees	0.0	*****	(0.2)	(1.7)	(0.3)

Total return after incentive fees	(5.3)%		(5.3)%	8.8	(0.2)%

***	Annualized (other than incentive fees).

****	Interest income less total expenses.

*****	Due to rounding.

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

Fair Value Measurements.  The Partnership adopted Statements of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”) as of January 1, 2008. SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. This statement establishes a framework for measuring fair value and expands disclosures regarding fair value measurements in accordance with GAAP. The fair value hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to fair values derived from unobservable inputs (Level 3). The level in the fair value hierarchy within which the fair value measurement in its entirety falls shall be determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Partnership did not apply the deferral allowed by FASB Staff Positions No. FAS 157-2, Effective Date of FASB Statement No. 157, for nonfinancial assets and liabilities measured at fair value on a nonrecurring basis.

Smith Barney Diversified Futures Fund L.P.
Notes to Financial Statements
September 30, 2008
(Unaudited)

The Partnership values investments in master partnerships (other commodity pools) where there are no other rights or obligations inherent within the ownership interest held by the Partnership based on the end of the day net asset value of each of the Funds (Level 2). The value of the Partnership’s investments in the Funds reflects its proportional interest in each of the Funds. As of September 30, 2008, the Partnership did not directly hold any derivative instruments that are based on quoted prices in active markets for identical assets (Level 1) or unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).

		Quoted Prices in
		Active Markets	Significant Other	Significant
		for Identical	Observable Inputs	Unobservable
	9/30/2008	Assets (Level 1)	(Level 2)	Inputs (Level 3)

Assets
Investment in Partnerships	$48,582,039	$—	$48,582,039	$—

Total fair value	$48,582,039	$—	$48,582,039	$—

5.	Investment in Partnerships:

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
September 30, 2008
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

On April 1, 2008, the assets allocated to Eckhardt for trading were invested in CMF Eckhardt Master Fund L.P. (“Eckhardt Master”), a limited partnership organized under the partnership laws of the State of New York. The Partnership purchased 7,000.0000 Units of Eckhardt Master with cash of $7,000,000. Eckhardt Master was formed in order to permit commodity pools managed now or in the future by Eckhardt using its Standard Program, to invest together in one trading vehicle. The General Partner is also the general partner of Eckhardt Master. Individual and pooled accounts currently managed by Eckhardt, including the Partnership, are permitted to be limited partners of Eckhardt Master. The General Partner and Eckhardt believe that trading through this structure should promote efficiency and economy in the trading process. Expenses to investors as a result in the investment in Eckhardt Master are approximately the same and redemption rights are not affected.

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

As of September 30, 2008 the Partnership owned approximately 2.7%, 5.3%, 3.6%, 4.8% and 30.3% of Winton Master, Campbell Master, Willowbridge Master, Graham Master, and Eckhardt Master, respectively. At December 31, 2007 the Partnership owned approximately 3.5%, 5.1%, 4.3% and 5.5%, of Winton Master, Campbell Master, Willowbridge Master and Graham Master, respectively. It is Winton’s, Campbell’s, Willowbridge’s, Graham’s and Eckhardt’s intention to continue to invest the assets allocated to each by the Partnership in Winton Master, Campbell Master, Willowbridge Master, Graham Master, and Eckhardt Master, respectively. The performance of the Partnership is directly affected by the performance of the Funds.

Smith Barney Diversified Futures Fund L.P.
Notes to Financial Statements
September 30, 2008
(Unaudited)

Summarized information reflecting the total assets, liabilities and capital for the Funds is shown in the following tables.

	September 30, 2008
	Total Assets	Total Liabilities	Total Capital

Winton Master	$490,507,894	$1,597,793	$488,910,101
Campbell Master	154,427,267	7,239,412	147,187,855
Willowbridge Master	287,503,914	249,408	287,254,506
Graham Master	232,440,697	27,525,390	204,915,307
Eckhardt Master	24,179,253	238,266	23,940,987

Total	$1,189,059,025	$36,850,269	$1,152,208,756

	December 31, 2007
	Total Assets	Total Liabilities	Total Capital

Winton Master	$464,943,301	$7,898,167	$457,045,134
Campbell Master	226,825,488	10,129,288	216,696,200
Willowbridge Master	213,552,209	497,187	213,055,022
Graham Master	223,277,892	9,683,505	213,594,387

Total	$1,128,598,890	$28,208,147	$1,100,390,743

Summarized information reflecting the Partnership’s investment in, and the operations of the Funds is shown in the following tables. The Partnership’s share of the Funds’ net income (loss) is included in change in unrealized gains (losses) on open positions and investment in the Funds on the Partnership’s Statements of Income and Expenses and Partners’ Capital.

	September 30, 2008		For the three months ended September 30, 2008
	% of					Net
	Partnership’s	Fair	Income	Expenses		Income	Investment	Redemptions
Investment	Net Assets	Value	(Loss)	Commissions	Other	(Loss)	Objective	Permitted

Winton Master	27.75%	$13,269,209	$(1,044,816)	$3,004	$254	$(1,048,074)	Commodity Portfolio	Monthly

Campbell Master	16.44%	7,862,682	(223,624)	1,453	433	(225,510)	Financials, Metals & Energy Portfolio	Monthly

Willowbridge Master	21.82%	10,435,814	334,450	4,512	345	329,593	Commodity Portfolio	Monthly

Graham Master	20.41%	9,759,626	(382,235)	11,809	311	(394,355)	Commodity Portfolio	Monthly

Eckhardt Master	15.17%	7,254,708	(489,792)	3,623	3,874	(497,289)	Commodity Portfolio	Monthly

Total		$48,582,039	$(1,806,017)	$24,401	$5,217	$(1,835,635)

Smith Barney Diversified Futures Fund L.P.
Notes to Financial Statements
September 30, 2008
(Unaudited)

	September 30, 2008		For the nine months ended September 30, 2008
	% of					Net
	Partnership’s	Fair	Income	Expenses		Income	Investment	Redemptions
Investment	Net Assets	Value	(Loss)	Commissions	Other	(Loss)	Objective	Permitted

Winton Master	27.75%	$13,269,209	$2,138,274	$12,309	$771	$2,125,194	Commodity Portfolio	Monthly

Campbell Master	16.44%	7,862,682	408,867	4,986	1,274	402,607	Financials, Metals & Energy Portfolio	Monthly

							Commodity
Willowbridge Master	21.82%	10,435,814	3,494,690	12,619	1,064	3,481,007	Portfolio	Monthly

							Commodity
Graham Master	20.41%	9,759,626	1,557,973	42,843	1,144	1,513,986	Portfolio	Monthly

							Commodity
Eckhardt Master	15.17%	7,254,708	165,228	6,275	15,968	142,985	Portfolio	Monthly

Total		$48,582,039	$7,765,032	$79,032	$20,221	$7,665,779

	December 31, 2007		For the three months ended September 30, 2007
	% of					Net
	Partnership’s	Fair	Income	Expenses		Income	Investment	Redemptions
Investment	Net Assets	Value	(Loss)	Commissions	Other	(Loss)	Objective	Permitted

Winton Master	33.64%	15,945,975	782,463	7,003	440	775,020	Commodity Portfolio	Monthly

Campbell Master	23.59%	$11,181,427	$(2,054,992)	$2,796	$579	$(2,058,367)	Financials, Metals & Energy Portfolio	Monthly

							Commodity
Willowbridge Master	19.46%	9,223,461	(293,454)	3,735	334	(297,523)	Portfolio	Monthly

							Commodity
Graham Master	24.53%	11,627,367	(139,385)	13,851	594	(153,830)	Portfolio	Monthly

Total		$47,978,230	$(1,705,368)	$27,385	$1,947	$(1,734,700)

	December 31, 2007		For the nine months ended September 30, 2007
	% of					Net
	Partnership’s	Fair	Income	Expenses		Income	Investment	Redemptions
Investment	Net Assets	Value	(Loss)	Commissions	Other	(Loss)	Objective	Permitted

Winton Master	33.64%	15,945,975	1,887,474	28,489	1,401	1,857,584	Commodity Portfolio	Monthly

Campbell Master	23.59%	$11,181,427	$(779,998)	$10,360	$1,556	$(791,914)	Financials, Metals & Energy Portfolio	Monthly

							Commodity
Willowbridge Master	19.46%	9,223,461	(210,569)	18,955	1,363	(230,887)	Portfolio	Monthly

							Commodity
Graham Master	24.53%	11,627,367	1,831,778	40,072	1,820	1,789,886	Portfolio	Monthly

Total		$47,978,230	$2,728,685	$97,876	$6,140	$2,624,669

Smith Barney Diversified Futures Fund L.P.
Notes to Financial Statements
September 30, 2008
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

As both a buyer and seller of options, the Partnership pays or receives a premium at the outset and then bears the risk of unfavorable changes in the price of the contract underlying the option. Written options expose the Partnership to potentially unlimited liability; for purchased options the risk of loss is limited to the premiums paid. Certain written put options permit cash settlement and do not require the option holder to own the reference asset. The Partnership does not consider these contracts to be guarantees as described in FASB Interpretation No. 45, “Guarantors’s Accounting and Disclosure Requirements for Guarantees” (“FIN 45”).

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

Liquidity and Capital Resources

The Partnership does not engage in sales of goods or services. Its only assets are its investment in the Funds, cash and distribution receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership, through its investments in the Funds. While substantial losses could lead to a material decrease in liquidity, no such losses occurred during the third quarter of 2008.

The Partnership’s capital consists of the capital contributions of the partners as increased or decreased by gains or losses on trading and by expenses, interest income, redemptions of Redeemable Units and distributions of profits, if any.

For the nine months ended September 30, 2008, Partners’ Capital increased 0.9% from $47,397,637 to $47,817,632. This increase was attributable to a net income from operations of $4,105,930 coupled with the addition of 523.8427 General Partner Unit equivalents, totaling $1,000,000, which was partially offset by the redemption of 2,509.7018 Redeemable Units of Limited Partnership Interest totaling $4,685,935. Future redemptions could impact the amount of funds available for investment in the Funds in subsequent periods.

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

Fair Value Measurements. For disclosures related to fair value measurements pursuant to SFAS 157, refer to note 4 in the notes to the financial statements.

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

In 2007, the Partnership adopted FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes (FIN 48).” FIN 48 provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. FIN 48 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Partnership’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions with respect to tax at the partnership level not deemed to meet the more-likely-than-not threshold would be recorded as a tax benefit or expense in the current year. The General Partner has concluded that the adoption of FIN 48 had no impact on the operations of the Partnership for the three and nine months ended September 30, 2008 and that no provision for income tax is required in the Partnership’s financial statements.

The following are the major tax jurisdictions for the Partnership and the earliest tax year subject to examination: United States – 2004.

Recent Accounting Pronouncements.  On March 19, 2008, Financial Accounting Standards Board released Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“FAS 161”). FAS 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. The application of FAS 161 is required for fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. The standard expands the disclosure requirements for derivatives and hedged items and has no impact on how the Partnership accounts for derivatives (the Partnership does not have hedged items). Management is evaluating the enhanced disclosure requirements and does not believe that there will be any material impact on the financial statement disclosures.

Results of Operations

During the Partnership’s third quarter of 2008 the Net Asset Value per Redeemable Unit decreased 5.3% from $2,002.30 to $1,895.67 as compared to a decrease of 5.3% in the third quarter of 2007. The Partnership experienced a unrealized loss through its investments in the Funds before brokerage commissions and related fees in the third quarter of 2008 of $1,835,635. Losses were primarily attributable to the trading by the Funds of commodity futures in energy, grains, non-U.S. interest rates, livestock, metals and softs and were offset by gains in currencies, U.S. interest rates, indices and lumber. The Partnership experienced a unrealized loss through its investments in the Funds for the third quarter of 2007 of $1,734,700. Losses were primarily attributable to the trading by the Funds of commodity futures in currencies, non-U.S. interest rates, livestock, metals, softs and indices and were partially offset by gains in energy, grains, U.S. interest rates and lumber.

The third quarter of 2008 finished with one of the most unstable and volatile months in the history of the U.S. financial markets. During the quarter, the world’s credit markets virtually seized up, commodity prices plunged as most major equity indices declined significantly, while some of the largest U.S. financial institutions were under pressure. High volatility across most market sectors was a manifestation of investor fears and anxiety. The lingering but still powerful effect of the housing and sub-prime credit crisis continued to wreak havoc on Wall Street, while generating social and political acrimony across the U.S. as the nation debated the cost and merit of the government’s policy response. Amid this backdrop, the Partnership suffered small losses for the quarter from energy and agricultural commodities.

Slowing economic conditions around the globe and record high prices in many markets raised concerns that demand for energies and other raw materials would fall. Crude prices reached a new record high in mid-July on supply threats in Nigeria and Brazil and raised tensions over the Iranian nuclear program. However, the subsequent correction was severe, with prices falling around fifteen percent from intra-month highs. Losses were taken most notably in July during the initial reversal and continued throughout the quarter. In grains markets, losses were realized in corn positions as prices declined in connection to demand for ethanol. Prices in the soybean complex also fell sharply in July as near-perfect weather improved crop conditions and averted potential supply disruptions.

Profits generated from trading equity indices only partially offset losses for the quarter. Equity markets gyrated wildly as market participants waited on a bailout plan from congress to buy risky mortgage securities directly from banks. Short positions in global equity indices provided gains for the Partnership.

During the Partnership’s nine months ended September 30, 2008 the Net Asset Value per Redeemable Unit increased 8.8% from $1,741.89 to $1,895.67 as compared to a decrease of 0.2% for the nine months ended September 30, 2007. The Partnership experienced an unrealized gain through its investments in the Funds before brokerage commissions and related fees for the nine months ended September 30, 2008 of $7,665,779. Gains were primarily attributable to the trading by the Funds of commodity futures in currencies, energy, grains, U.S. and non-U.S. interest rates, indices, livestock, lumber, metals and were partially offset by losses in softs. The Partnership experienced an unrealized gain through its investments in the Funds before brokerage commissions and related fees for the nine months ended September 30,2007 of $2,624,669. Gains were primarily attributable to the trading by the Funds of commodity futures in currencies, grains, non-U.S. interest, lumber and indices and were partially offset by losses in energy, U.S. interest rates, livestock, metals and softs.

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

Brokerage commissions are calculated as a percentage of the Partnership’s net asset value as of the last day of each month and are affected by trading performance and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. Brokerage commissions and fees for the three months and nine months ended September 30, 2008 increased by $5,543 and $644, respectively as compared to the corresponding periods in 2007. The increase in brokerage commissions is due to higher average net assets during the three months ended September 30, 2008 as compared to the corresponding period in 2007.

Management fees are calculated as a percentage of the Partnership’s adjusted net asset value as of the end of the month and are affected by trading performance and redemptions. Management fees for the three months ended September 30, 2008 increased by $3,569 as compared to the corresponding period in 2007. Management fees for the nine months ended September 30, 2008 decreased by $1,582 as compared to the corresponding period in 2007. The increase in management fees is due to higher average net assets during the three months ended September 30, 2008 as compared to the corresponding period in 2007. The decrease in management fees is due to higher accrued expenses during the nine months ended September 30, 2008, as compared to the corresponding period in 2007.

Incentive fees are based on the new trading profits generated by each Advisor at the end of the quarter as defined in the advisory agreements between the Partnership, the General Partner and each Advisor. Trading performance for the three and nine months ended September 30, 2008, resulted in incentive fees of $27,300, and $742,124, respectively. Trading performance for the three and nine months ended September 30, 2007 resulted in incentive fees of $76,924 and $132,119, respectively.

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

The following tables indicates the trading Value at Risk associated with the Partnership’s investments in the Funds by market category as of September 30, 2008 and the highest, lowest and average value during the three months ended September 30, 2008. All open position trading risk exposures of the Partnership have been included in calculating the figures set forth below. There have been no material changes in the trading Value at Risk information previously disclosed in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2007.

As of September 30, 2008, Winton Master’s total capital was $488,910,101, the Partnership owned 2.7% of Winton Master.

September 30, 2008
(Unaudited)

			Three Months Ended September 30, 2008
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capital	Value at Risk	Value at Risk	Value at Risk*

Currencies:
—Exchange Traded Contracts	$2,536,881	0.52%	$3,807,089	$2,255,442	$2,858,142
Energy	1,450,250	0.30%	6,420,400	1,450,250	4,019,433
Grains	676,380	0.14%	2,752,000	676,380	1,586,681
Interest Rates U.S.	2,291,950	0.47%	3,934,150	1,850,700	2,844,617
Interest Rates Non-U.S.	4,020,151	0.82%	6,764,425	3,079,904	5,158,804
Livestock	178,000	0.04%	178,000	32,205	111,747
Lumber	2,200	0.00%**	5,400	2,200	2,567
Metals :
—Exchange Traded Contracts	241,750	0.05%	1,869,500	114,250	643,417
—OTC Contracts	1,050,956	0.22%	1,856,086	683,145	1,076,510
Softs	461,926	0.09%	854,028	461,926	642,026
Indices	7,161,056	1.46%	12,018,105	7,091,823	9,534,109

Total	$20,071,500	4.11%

*	Average of month-end Values at Risk.

**	Due to rounding

As of September 30, 2008, Campbell Master’s total capital was $147,187,855. The Partnership owned 5.3% of Campbell Master.

September 30, 2008
(Unaudited)

			Three Months Ended September 30, 2008
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capital	Value at Risk	Value at Risk	Value at Risk*

Currencies:
—OTC Contracts	$2,876,841	1.96%	$6,459,319	$2,876,841	$4,601,348
Energy	541,660	0.37%	1,300,850	541,660	756,787
Interest Rates U.S.	1,312,600	0.89%	1,754,540	597,450	1,482,057
Interest Rates Non-U.S.	1,750,301	1.19%	2,596,726	1,509,566	1,787,253
Metals:
—Exchange Traded Contracts	110,000	0.07%	176,000	7,500	80,417
—OTC Contracts	171,734	0.12%	468,207	171,734	252,869
Indices	2,654,457	1.80%	8,798,196	2,654,457	4,060,971

Total	$9,417,593	6.40%

*	Average of month-end Values at Risk

As of September 30, 2008, Willowbridge Master’s total capital was $287,254,506. The Partnership owned 3.6% of Willowbridge Master.

September 30, 2008
(Unaudited)

			Three Months Ended September 30, 2008
	Value	% of Total	High Value	Low Value	Average Value
Market Sector	at Risk	Capital	at Risk	at Risk	at Risk*

Currencies:
—Exchange Traded Contracts	$2,172,488	0.75%	$11,556,229	$1,289,789	$5,293,563
Energy	1,926,250	0.67%	6,294,750	1,926,250	2,861,283
Grains	1,541,000	0.54%	5,325,300	201,000	1,334,333
Interest Rates Non-U.S.	1,568,237	0.55%	4,420,669	1,014,083	3,125,016
Livestock	53,600	0.02%	220,000	53,600	54,400
Metals:
—Exchange Traded Contracts	770,500	0.27%	6,385,000	770,500	1,450,917
Softs	663,300	0.23%	2,169,500	120,600	524,700

Total	$8,695,375	3.03%

* Average of month-end Values at Risk

As of September 30, 2008, Graham Master’s total capital was $204,915,307. The Partnership owned 4.8% of Graham Master.

September 30, 2008
(Unaudited)

			Three Months Ended September 30, 2008
	Value	% of Total	High Value	Low Value	Average Value
Market Sector	at Risk	Capital	at Risk	at Risk	at Risk*

Currencies:
—Exchange Traded Contracts	$18,000	0.01%	$34,000	$4,400	$18,000
—OTC Contracts	9,276,313	4.53%	27,527,348	7,928,147	19,253,186
Energy	1,418,960	0.69%	2,825,275	335,875	1,013,172
Grains	657,800	0.32%	1,045,500	66,550	361,157
Interest Rates U.S.	320,600	0.16%	2,381,150	24,412	691,367
Interest Rates Non-U.S.	1,150,706	0.56%	3,767,848	461,503	1,814,976
Livestock	21,600	0.01%	21,600	800	10,500
Metals:
—Exchange Traded Contracts	285,250	0.14%	656,500	92,000	245,197
—OTC Contracts	641,670	0.31%	1,415,425	374,315	536,684
Softs	551,663	0.27%	596,579	293,730	480,354
Indices	1,980,731	0.97%	5,270,747	1,227,969	2,934,659

Total	$16,323,293	7.97%

*	Average of month-end Values at Risk

As of September 30, 2008, Eckhardt Master’s total capital was $23,940,987. The Partnership owned 30.3% of Eckhardt Master.

September 30, 2008
(Unaudited)

			Three Months Ended September 30, 2008

		% of Total	High Value	Low Value	Average Value
Market Sector	Value at Risk	Capitalization	at Risk	at Risk	at Risk*

Energy	$9,250	0.04%	602,000	9,250	52,833
Grains	22,000	0.09%	131,500	22,000	48,733
Interest Rates U.S.	248,900	1.04%	693,100	19,800	320,650
Interest Rates Non-U.S.	209,995	0.88%	501,299	26,466	174,295
Softs	19,059	0.08%	146,081	12,489	49,197

Total	$509,204	2.13%

*	Average of month-end Values at Risk

Item 4T.	Controls and Procedures

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

The General Partner’s CEO and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-115(e) under the Exchange Act) as of September 30, 2008 and, based on that evaluation, the CEO and CFO have concluded that at that date the Partnership’s disclosure controls and procedures were effective.

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

There were no changes in the Partnership’s internal control over financial reporting during the fiscal quarter ended September 30, 2008 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.	Legal Proceedings

The following information supplements and amends our discussion set forth under Part I, Item 3 “Legal Proceedings” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007, as updated by our Quarterly Report on Form 10-Q for the quarters ended March 31, 2008 and June 30, 2008.
Research Analyst Litigation
     On September 30, 2008, the Court of Appeals for the Second Circuit vacated the District Court’s order granting class certification in the matter IN RE SALOMON ANALYST METROMEDIA. Thereafter, on October 1, 2008, the parties reached a settlement pursuant to which Citigroup will pay $35 million to members of the settlement class that purchased or otherwise acquired MFN securities during the class period. The settlement is subject to judicial approval. The proposed settlement amount is covered by existing litigation reserves.
Subprime-Mortgage-Related Litigation
     Citigroup Inc., Citigroup Global Markets Inc. and several current and former officers and directors, and numerous other financial institutions, have been named as defendants in a class action lawsuit filed on September 30, 2008, alleging violations of Sections 11, 12 and 15 of the Securities Act of 1933 arising out of offerings of Citigroup securities issued in 2006 and 2007. This action, LOUISIANA SHERIFFS’ PENSION AND RELIEF FUND v. CITIGROUP INC., et al., is currently pending in New York state court.
     Citigroup Global Markets Inc., along with numerous other firms, has been named as a defendant in several lawsuits by shareholders of Ambac Financial Group, Inc. for which CGMI underwrote securities offerings. These actions assert that CGMI violated Sections 11 and 12 of the Securities Act of 1933 arising out of allegedly false and misleading statements contained in the registration statements and prospectuses issued in connection with those offerings. Several of these actions have been consolidated under the caption IN RE AMBAC FINANCIAL GROUP, INC. SECURITIES LITIGATION, pending in the United States District Court for the Southern District of New York, and in which a consolidated amended class action complaint was filed on August 22, 2008.
     On September 12, 2008, defendants, including Citigroup Inc. and Citigroup Global Markets Inc., moved to dismiss the complaint in IN RE AMERICAN HOME MORTGAGE SECURITIES LITIGATION.

Auction Rate Securities-Related Litigation
     On September 19, 2008, MILLER v. CALAMOS GLOBAL DYNAMIC INCOME FUND, et al., which had been pending in the United States District Court for the Southern District of New York and in which Citigroup Global Markets Inc. had been named as a defendant, was voluntarily dismissed.
     On August 25, 2008, Lead Plaintiffs in IN RE CITIGROUP AUCTION RATE SECURITIES LITIGATION, pending in the United States District Court for the Southern District of New York, filed an amended consolidated class action complaint.
     Citigroup Inc. and Citigroup Global Markets Inc., along with numerous other financial institutions, have been named as defendants in several lawsuits alleging that defendants artificially restrained trade in the market for auction rate securities in violation of the Sherman Act. These actions are (1) MAYOR AND CITY COUNCIL OF BALTIMORE, MARYLAND v. CITIGROUP INC., et al., and (2) MAYFIELD v. CITIGROUP INC., et al., and both are pending in the United States District Court for the Southern District of New York.
     On August 7, 2008, Citigroup reached a settlement with the New York Attorney General, the Securities and Exchange Commission, and other state regulatory agencies, pursuant to which Citigroup agreed to offer to purchase at par ARS that are not auctioning from all Citigroup individual investors, small institutions (as defined by the terms of the settlement), and charities that purchased ARS from Citigroup prior to February 11, 2008. In addition, Citigroup agreed to pay a $50 million fine to the State of New York and a $50 million fine to the other state regulatory agencies.
     A consolidated amended class action complaint was filed in IN RE MAT FIVE SECURITIES LITIGATION on October 2, 2008.
     On July 21, 2008, the Court approved the voluntary dismissal without prejudice of FERGUSON FAMILY TRUST v. FALCON STRATEGIES TWO LLC, et al.
     Citigroup and its administration and investment committees filed a motion to dismiss the purported class action complaint in LEBER v. CITIGROUP, INC., et al., on August 29, 2008. The motion is currently pending.

Item 1A.	Risk Factors.

There are no material changes from the risk factors set forth under Part  I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007 and ended Part II, Item IA. “Risk Factors” in our Quarterly Report on Form 10-Q for the quarters ended March 31, 2008 and June 30, 2008.

In June 2008, several bills were proposed in the U.S. Congress in response to record energy and agricultural prices. Some of the pending legislation, if enacted, could limit trading by speculators in futures markets. Other potentially adverse regulatory initiatives could develop suddenly and without notice. At this time management is unable to determine the potential impact the proposed bill would have on the Partnership.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Additional Redeemable Units offered represent a reduced brokerage fee to existing limited partners who invested $1,000,000 or more.

The following chart sets forth the purchases of Redeemable Units by the Partnership.

				(d) Maximum Number
				(or Approximate
			(c) Total Number of	Dollar Value) of
			Units	Units
	(a) Total	(b) Average Price	Purchased as Part	that May Yet Be
	Number of	Paid per	of Publicly Announced	Purchased Under the
Period	Units Purchased*	Unit**	Plans or Programs	Plans or Programs
July 1, 2008 – July 31, 2008	207.1536	$1,866.03	N/A	N/A
August 1, 2008 – August 31, 2008	239.7096	$1,859.16	N/A	N/A
September 1, 2008 – September 30, 2008	259.5395	$1,895.67	N/A	N/A
	706.4027	$1,874.59

*	Generally, Limited Partners are permitted to redeem their Redeemable Units as of the end of each month on 10 days’ notice to the General Partner. Under certain circumstances, the General Partner can compel redemption but, to date, the General Partner has not exercised this right. Purchases of Redeemable Units by the Partnership reflected in the chart above were made in the ordinary course of the Partnership’s business in connection with effecting redemptions for Limited Partners.

**	Redemptions of Redeemable Units are effected as of the last day of each month at the Net Asset Value per Redeemable Unit as of that day.

Item 3.	Defaults Upon Senior Securities — None

Item 4.	Submission of Matters to a Vote of Security Holders — None

Item 5.	Other Information — None

Item 6.	Exhibits

The exhibits required to be filed by Item 601 of Regulation S-K are incorporated herein by reference to the exhibit index of the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2007 and quarterly report on Form 10-Q for the quarters ended March 31, 2008 and June 30, 2008.

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

Date: November 14, 2008

By:	/s/ Jennifer Magro
Jennifer Magro
Chief Financial Officer and Director

Date: November 14, 2008