Form 10-Q/A
period 2008-09-30
SMITH BARNEY DIVERSIFIED FUTURES FUND LP
filed 2008-11-17
CIK 911503

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A
Amendment No. 1 to Form 10-Q

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

Yes           No  X

As of October 31, 2008, 23,941.9829 Limited Partnership Redeemable Units were outstanding.

Explanatory Note
     This Amendment No. 1 on Form 10-Q/A (“Amendment No. 1”) amends the Quarterly Report for Smith Barney Diversified Futures Fund L.P. filed on Form 10-Q for the quarter ended September 30, 2008, as initially filed with the Securities and Exchange Commission (the “SEC”) on November 14, 2008 (the “Original Report”). This Amendment No. 1 amends the cover page of the Original Report to correct a typographical error. This Amendment No. 1 otherwise describes conditions as of the date of the Original Report and has not been updated to disclose events that may have occurred at a later date.

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