Form 10-Q
period 2009-03-31
SMITH BARNEY DIVERSIFIED FUTURES FUND LP
filed 2009-05-15
CIK 911503

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended March 31, 2009

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
55 East 59th Street - 10th Floor
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

Yes  X      No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes           No

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

Yes           No  X

As of April 30, 2009, 20,351.0557 Limited Partnership Redeemable Units were outstanding.

SMITH BARNEY DIVERSIFIED FUTURES FUND L.P.
FORM 10-Q
INDEX

		Page
		Number

PART I – Financial Information:
Item 1.	Financial Statements:
	Statements of Financial Condition at March 31, 2009 and December 31, 2008 (unaudited)	3
	Schedules of Investments at March 31, 2009 and December 31, 2008 (unaudited)	4 – 5
	Statements of Income and Expenses and Partners’ Capital for the three months ended March 31, 2009 and 2008 (unaudited)	6
	Notes to Financial Statements (unaudited)	7 – 13
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14 – 16
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	17 – 20
Item 4T.	Controls and Procedures	21

PART II – Other Information		22 – 26
EX-31.1
EX-31.2
EX-32.1
EX-32.2

PART I

Item 1. Financial Statements

Smith Barney Diversified Futures Fund L.P.
Statements of Financial Condition
(Unaudited)

	March 31,	December 31,
	2009	2008
Assets:
Investment in Partnerships, at fair value	$44,390,464	$49,607,769
Cash	85,850	69,501

Total assets	44,476,314	49,677,270

Liabilities and Partners’ Capital:
Liabilities:
Accrued expenses:
Brokerage commissions	$203,849	$227,687
Management fees	68,341	76,444
Incentive fees	—	189,867
Other	22,737	41,882
Redemptions payable	889,053	850,367

Total liabilities	1,183,980	1,386,247

Partners’ Capital:
General Partner, 835.3289 Unit equivalents outstanding at March 31, 2009 and December 31, 2008, respectively	1,612,110	1,695,634
Limited Partners, 21,597.0315 and 22,954.4913 Redeemable Units of Limited Partnership Interest outstanding at March 31, 2009 and December 31, 2008, respectively	41,680,224	46,595,389

Total partners’ capital	43,292,334	48,291,023

Total liabilities and partners’ capital	$44,476,314	$49,677,270

See accompanying notes to financial statements.

Smith Barney Diversified Futures Fund L.P.
Schedule of Investments
March 31, 2009
(Unaudited)

		% of Partners’
	Fair Value	Capital

Investment in Partnerships
CMF Winton Master L.P.	$13,030,487	30.10%
CMF Campbell Master Fund L.P.	6,982,141	16.13
CMF Willowbridge Argo Master Fund L.P.	7,279,072	16.81
CMF Graham Capital Master Fund L.P.	10,897,598	25.17
CMF Eckhardt Master Fund L.P.	6,201,166	14.32

Total investment in Partnerships, at fair value	$44,390,464	102.53%

See accompanying notes to financial statements.

Smith Barney Diversified Futures Fund L.P.
Schedule of Investments
December 31, 2008
(Unaudited)

		% of Partners’
	Fair Value	Capital

Investment In Partnerships
CMF Winton Master L.P.	$14,224,843	29.46%
CMF Campbell Master Fund L.P.	7,115,212	14.73
CMF Willowbridge Argo Master Fund L.P.	10,673,321	22.10
CMF Graham Capital Master Fund L.P.	11,227,169	23.25
CMF Eckhardt Master L.P.	6,367,224	13.19

Total investment in Partnerships, at fair value	$49,607,769	102.73%

See accompanying notes to financial statements.

Smith Barney Diversified Futures Fund L.P.
Statements of Income and Expenses and Partners’ Capital
(Unaudited)

	Three Months Ended
	March 31,
	2009	2008
Income:
Net gains (losses) on trading of commodity interests and investment in Partnerships:
Net realized gains (losses) on investment in Partnerships	(998,839)	4,675,782
Change in net unrealized gains (losses) on investment in Partnerships	(421,428)	(687,008)

Gain (loss) from trading, net	(1,420,267)	3,988,774
Interest income from investment in Partnerships	10,209	205,494

Total income (loss)	(1,410,058)	4,194,268

Expenses:
Brokerage commissions including clearing fees	654,838	714,799
Management fees	215,823	226,477
Incentive fees	—	355,708
Other	33,125	25,394

Total expenses	903,786	1,322,378

Net income (loss)	(2,313,844)	2,871,890
Redemptions-Limited Partners	(2,684,845)	(1,641,136)

Net increase (decrease) in Partners’ Capital	(4,998,689)	1,230,754
Partners’ Capital, beginning of period	48,291,023	47,397,637

Partners’ Capital, end of period	$43,292,334	$48,628,391

Net Asset Value per Unit (22,432.3604 and 26,305.3374 Units outstanding at March 31, 2009 and 2008, respectively)	$1,929.91	$1,848.61

Net income (loss) per Redeemable Unit of Limited Partnership Interest and General Partner Unit equivalent	$(99.99)	$106.72

Smith Barney Diversified Futures Fund L.P.
Notes to Financial Statements
March 31, 2009
(Unaudited)

1.	General:

Smith Barney Diversified Futures Fund L.P. (the “Partnership”) is a limited partnership that was organized under the partnership laws of the State of New York on August 13, 1993 to engage, directly or indirectly, in the speculative trading of a diversified portfolio of commodity interests including futures contracts, options, swaps and forward contracts. The sectors traded include currencies, energy, grains, indices, U.S. and non-U.S. interest rates, livestock, lumber, metals and softs. The commodity interests that are traded by the Funds, (as defined in Note 5 “Investment in Partnerships”) are volatile and involve a high degree of market risk. The Partnership commenced trading operations on January 12, 1994.

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

On January 13, 2009, Citigroup and Morgan Stanley (“MS”) announced a joint venture (“JV”) that will combine the Global Wealth Management platform of MS with the Smith Barney, Quilter and Australia private client networks. Citigroup will sell 100% of these businesses to MS in exchange for a 49% stake in the JV and an estimated $2.7 billion of cash at closing. At the time of the announcement, the estimated pretax gain was $9.5 billion ($5.8 billion after-tax), based on valuations performed at that time. Since the actual gain that will be recorded is dependent upon the value of the JV on the date the transaction closes, it may differ from the estimated amount. The transaction is anticipated to close no later than third quarter of 2009. It is anticipated that Citigroup will continue to support the clearing and settling of the JV activities for a period of between two to three years.

As of March 31, 2009, all trading decisions are made for the Partnership by Campbell & Company, Inc. (“Campbell”), Willowbridge Associates, Inc. (“Willowbridge”), Winton Capital Management Limited (“Winton”), Graham Capital Management L.P. (“Graham”) and Eckhardt Trading Company (“Eckhardt”) (each an “Advisor” and collectively, the “Advisors”).

The General Partner and each Limited Partner share in the profits and losses of the Partnership in proportion to the amount of Partnership interest owned by each except that no Limited Partner shall be liable for obligations of the Partnership in excess of their initial capital contribution and profits, if any, net of distributions.

The accompanying financial statements are unaudited but, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the Partnership’s financial condition at March 31, 2009 and December 31, 2008, the results of its operations and changes in partners’ capital for the three months ended March 31, 2009 and 2008. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. You should read these financial statements together with the financial statements and notes included in the Partnership’s annual report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) for the year ended December 31, 2008.

The preparation of financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, income and expenses, and related disclosures of contingent assets and liabilities in the financial statements and accompanying notes. As a result, actual results could differ from these estimates.

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

Certain prior period amounts have been reclassified to conform to current year presentation.

2.	Financial Highlights:

Changes in the Net Asset Value per Redeemable Unit of Limited Partnership Interest for the three months ended March 31, 2009 and 2008 were as follows:

	Three Months Ended
	March 31,
	2009	2008
Net realized and unrealized gains (losses)*	$(89.81)	$121.67
Interest income	0.44	7.63
Expenses**	(10.62)	(22.58)

Increase (decrease) for the period	(99.99)	106.72
Net Asset Value per Redeemable Unit, beginning of period	2,029.90	1,741.89

Net Asset Value per Redeemable Unit, end of period	$1,929.91	$1,848.61

*	Includes brokerage commissions.

**	Excludes brokerage commissions.

Smith Barney Diversified Futures Fund L.P.
Notes to Financial Statements
March 31, 2009
(Unaudited)

Financial Highlights (continued):

	Three Months Ended March 31,
	2009	2008

Ratios to average net assets:***
Net investment income (loss) before incentive fees****	(7.8)%	(6.3)%

Operating expense	7.9%	8.0%
Incentive fees	—	0.7

Total expenses	7.9%	8.7%

Total return:
Total return before incentive fees	(4.9)%	6.9%
Incentive fees	—	(0.8)%

Total return after incentive fees	(4.9)%	6.1%

***	Annualized (other than incentive fees).

****	Interest income less total expenses.

The above ratios may vary for individual investors based on the timing of capital transactions during the period. Additionally, these ratios are calculated for the Limited Partner class using the Limited Partners’ share of income, expenses and average net assets.

3.	Trading Activities:

The Partnership was formed for the purpose of trading contracts in a variety of commodity interests, including derivative financial instruments and derivative commodity instruments. The Partnership’s investments are in other partnerships which trade these instruments. The results of the Partnership’s trading activities are resulting from its investment in other partnerships as shown in the Statements of Income and Expenses and Partners’ Capital.

The customer agreement between the Partnership and CGM gives the Partnership the legal right to net unrealized gains and losses on open futures and forward contracts. The Partnership nets, for financial reporting purposes, the unrealized gains and losses on open futures and forward contracts on the Statements of Financial Condition as the criteria under FASB Interpretation No. 39, “Offsetting of Amounts Related to Certain Contracts” (“FIN No. 39”) have been met.

Brokerage commissions are calculated as a percentage of the Partnership’s adjusted net asset value on the last day of each month and are affected by trading performance, additions and redemptions.

The Partnership adopted Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“FAS 161”) as of January 1, 2009 which requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. FAS 161 only expands the disclosure requirements for derivative instruments and related hedging activities and has no impact on the Statements of Financial Condition or Statements of Income and Expenses and Partners’ Capital.

4.	Fair Value Measurements:

Investments.  All commodity interests (including derivative financial instruments and derivative commodity instruments), through its investment in other partnerships, are held for trading purposes. The commodity interests are recorded on trade date and open contracts are recorded at fair value (as described below) at the measurement date. Investments in commodity interests denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing at the measurement date. Gains or losses are realized when contracts are liquidated. Unrealized gains or losses on open contracts are included as a component of equity in trading account on the Statements of Financial Condition. Realized gains or losses and any change in net unrealized gains or losses from the preceding period are reported in the Statements of Income and Expenses and Partners’ Capital.

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

Smith Barney Diversified Futures Fund L.P.
Notes to Financial Statements
March 31, 2009
(Unaudited)

The Funds consider prices for exchange traded commodity futures, forwards and options contracts to be based on quoted prices in active markets for identical assets (Level 1). The values of non exchange traded forwards, swaps and certain options contracts for which market quotations are not readily available, are priced by broker-dealers who derive fair values for those assets from observable inputs (Level 2). Investments in partnerships (other commodity pools) where there are no other rights or obligations inherent within the ownership interest held by the Partnership are priced based on the end of the day net asset value (Level 2). The value of the Partnership’s investments in partnerships reflects its proportional interest in the partnerships. As of March 31, 2009, the Funds did not hold any derivative instruments that are priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).

		Quoted Prices in
		Active Markets	Significant Other	Significant
		for Identical	Observable Inputs	Unobservable
	March 31, 2009	Assets (Level 1)	(Level 2)	Inputs (Level 3)

Assets
Investment in Partnerships	$44,390,464	$—	$44,390,464	$—

Total fair value	$44,390,464	$—	$44,390,464	$—

5.	Investment in Partnerships:

On November 1, 2004, the assets allocated to Winton for trading were invested in CMF Winton Master L.P. (“Winton Master”) a limited partnership organized under the partnership laws of the State of New York. The Partnership purchased 15,054.1946 Units of Winton Master with cash of $14,251,586, and a contribution of open commodity futures and forward contracts with a fair value of $802,609. Winton Master was formed in order to permit commodity pools managed now or in the future by Winton using its Diversified Program, to invest together in one trading vehicle. The General Partner is also the general partner of Winton Master. Individual and pooled accounts currently managed by Winton, including the Partnership, are permitted to be limited partners of Winton Master. The General Partner and Winton believe that trading through this structure should promote efficiency and economy in the trading process.

On January 1, 2005, the assets allocated to Campbell for trading were invested in CMF Campbell Master Fund L.P. (“Campbell Master”), a limited partnership organized under the partnership laws of the State of New York. The Partnership purchased 19,621.1422 Units of Campbell Master with cash of $19,428,630, and a contribution of open commodity futures and forward contracts with a fair value of $192,512. Campbell Master was formed in order to permit commodity pools managed now or in the future by Campbell using its Financials Metals and Energy (“FME”) Portfolio, to invest together in one trading vehicle. The General Partner is also the general partner of Campbell Master. Individual and pooled accounts currently managed by Campbell, including the Partnership, are permitted to be limited partners of Campbell Master. The General Partner and Campbell believe that trading through this structure should promote efficiency and economy in the trading process.

On July 1, 2005, the assets allocated to Willowbridge for trading were invested in CMF Willowbridge Argo Master Fund L.P. (“Willowbridge Master”), a limited partnership organized under the partnership laws of the State of New York. The Partnership purchased 12,259.3490 Units of Willowbridge Master with cash of $11,118,119, and a contribution of open commodity futures and forward contracts with a fair value of $1,141,230. Willowbridge Master was formed in order to permit commodity pools managed now or in the future by Willowbridge using its Argo Trading Program to invest together in one trading vehicle. The General Partner is also the general partner of Willowbridge Master. Individual and pooled accounts currently managed by Willowbridge, including the Partnership, are permitted to be limited partners of Willowbridge Master. The General Partner and Willowbridge believe that trading through this structure should promote efficiency and economy in the trading process.

Smith Barney Diversified Futures Fund L.P.
Notes to Financial Statements
March 31, 2009
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

Management and incentive fees are charged at the Partnership level. All exchange, clearing, user, give-up, floor brokerage and National Futures Association fees (collectively the “clearing fees”) are borne by the Funds. All other fees including CGM’s direct brokerage commission are charged at the Partnership level.

As of March 31, 2009 the Partnership owned approximately 2.4%, 6.4%, 3.2%, 5.7% and 31.0% of Winton Master, Campbell Master, Willowbridge Master, Graham Master, and Eckhardt Master, respectively. At December 31, 2008 the Partnership owned approximately 2.6%, 5.6%, 3.6%, 5.0% and 31.0% of Winton Master, Campbell Master, Willowbridge Master, Graham Master and Eckhardt Master, respectively. It is Winton’s, Campbell’s, Willowbridge’s, Graham’s and Eckhardt’s intention to continue to invest the assets allocated to each by the Partnership in Winton Master, Campbell Master, Willowbridge Master, Graham Master, and Eckhardt Master, respectively. The performance of the Partnership is directly affected by the performance of the Funds. Expenses to investors as a result of the investment in the Funds are approximately the same and redemption rights are not affected.

Smith Barney Diversified Futures Fund L.P.
Notes to Financial Statements
March 31, 2009
(Unaudited)

Summarized information reflecting the total assets, liabilities and capital for the Funds is shown in the following tables.

	March 31, 2009
	Total Assets	Total Liabilities	Total Capital
Winton Master	$534,331,372	$1,049,135	$533,282,237
Campbell Master	110,228,900	712,362	109,516,538
Willowbridge Master	227,599,897	16,163	227,583,734
Graham Master	191,467,038	1,904,562	189,562,476
Eckhardt Master	20,028,476	21,587	20,006,889

Total	$1,083,655,683	$3,703,809	$1,079,951,874

	December 31, 2008
	Total Assets	Total Liabilities	Total Capital
Winton Master	$548,586,877	$835,334	$547,751,543
Campbell Master	130,424,500	2,949,538	127,474,962
Willowbridge Master	297,439,763	19,759	297,420,004
Graham Master	227,483,547	2,992,605	224,490,942
Eckhardt Master	20,544,954	15,519	20,529,435

Total	$1,224,479,641	$6,812,755	$1,217,666,886

Summarized information reflecting the Partnership’s investment in, and the operations of the Funds is shown in the following tables.

	March 31, 2009		For the three months ended March 31, 2009
	% of					Net
	Partnership’s	Fair	Income	Expenses		Income	Investment	Redemptions
Investment	Net Assets	Value	(Loss)	Commissions	Other	(Loss)	Objective	Permitted

Winton Master	30.10%	$13,030,487	$(108,038)	$1,660	$225	$(109,923)	Commodity Portfolio	Monthly

Campbell Master	16.13%	6,982,141	19,382	967	689	17,726	Financials, Metals & Energy Portfolio	Monthly

Willowbridge Master	16.81%	7,279,072	(1,191,776)	1,925	292	(1,193,993)	Commodity Portfolio	Monthly

Graham Master	25.17%	10,897,598	(101,333)	6,814	438	(108,585)	Commodity Portfolio	Monthly

Eckhardt Master	14.32%	6,201,166	(28,293)	801	5,665	(34,759)	Commodity Portfolio	Monthly

Total		$44,390,464	$(1,410,058)	$12,167	$7,309	$(1,429,534)

Smith Barney Diversified Futures Fund L.P.
Notes to Financial Statements
March 31, 2009
(Unaudited)

	December 31, 2008		For the three months ended March 31, 2008
	% of					Net
	Partnership’s	Fair	Income	Expenses		Income	Investment	Redemptions
Investment	Net Assets	Value	(Loss)	Commissions	Other	(Loss)	Objective	Permitted

Winton Master	29.46%	$14,224,843	$2,166,911	$6,243	$264	$2,160,404	Commodity Portfolio	Monthly

Campbell Master	14.73%	7,115,212	151,628	2,120	460	149,048	Financials, Metals & Energy Portfolio	Monthly

							Commodity
Willowbridge Master	22.10%	10,673,321	812,866	4,733	349	807,784	Portfolio	Monthly

							Commodity
Graham Master	23.25%	11,227,169	1,062,863	15,376	444	1,047,043	Portfolio	Monthly

							Commodity
Eckhardt Master	13.19%	6,367,224	—	—	—	—	Portfolio	Monthly

Total		$49,607,769	$4,194,268	$28,472	$1,517	$4,164,279

Smith Barney Diversified Futures Fund L.P.
Notes to Financial Statements
March 31, 2009
(Unaudited)

6.	Financial Instrument Risks:

In the normal course of its business, the Partnership through its investments in the Funds is party to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments. These financial instruments may include forwards, futures and options, whose values are based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash balances, to purchase or sell other financial instruments on specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange or over-the-counter (“OTC”). Exchange-traded instruments are standardized and include futures and certain option contracts. OTC contracts are negotiated between contracting parties and include forwards and certain option contracts. Each of these instruments is subject to various risks similar to those related to the underlying financial instruments including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange-traded instruments because of the greater risk of default by the counterparty to an OTC contract.

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

Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. The Funds’ risk of loss in the event of a counterparty default is typically limited to the amounts recognized in the Statements of Financial Condition and not represented by the contract or notional amounts of the instruments. The Funds’ risk of loss is reduced through the use of legally enforceable master netting agreements with counterparties that permit the Funds to offset unrealized gains and losses and other assets and liabilities with such counterparties upon the occurrence of certain events. The Funds have credit risk and concentration risk as the sole counterparty or broker with respect to the Funds’ assets is CGM or a CGM affiliate. Credit risk with respect to exchange-traded instruments is reduced to the extent that through CGM, the Funds’ counterparty is an exchange or clearing organization.

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

Liquidity and Capital Resources

The Partnership does not engage in sales of goods or services. Its only assets are its investment in the Funds and cash. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership, through its investments in the Funds. While substantial losses could lead to a material decrease in liquidity, no such losses occurred during the first quarter of 2009.

The Partnership’s capital consists of the capital contributions of the partners as increased or decreased by gains or losses on trading and by expenses, interest income, redemptions of Redeemable Units and distributions of profits, if any.

For the three months ended March 31, 2009, Partners’ Capital decreased 10.4% from $48,291,023 to $43,292,334. This decrease was attributable to a net loss from operations of $2,313,844 coupled with the redemption of 1,357.4598 Redeemable Units of Limited Partnership Interest totaling $2,684,845. Future redemptions could impact the amount of funds available for investment in the Funds in subsequent periods.

Critical Accounting Policies

Use of Estimates.  The preparation of financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, income and expenses, and related disclosures of contingent assets and liabilities in the financial statements and accompanying notes. As a result, actual results could differ from these estimates.

Statement of Cash Flows. The Partnership has elected not to provide a Statement of Cash Flows as permitted by Statement of Financial Accounting Standards No. 102 “Statement of Cash Flows-Exemption of Certain Enterprises and Classification of Cash Flows from Certain Securities Acquired for Resale” (“FAS 102”).

Investments. All commodity interests (including derivative financial instruments and derivative commodity instruments), through its investment in other partnerships, are held for trading purposes. The commodity interests are recorded on trade date and open contracts are recorded at fair value (as described below) at the measurement date. Investments in commodity interests denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing at the measurement date. Gains or losses are realized when contracts are liquidated. Unrealized gains or losses on open contracts are included as a component of equity in trading account on the Statements of Financial Condition. Realized gains or losses and any change in net unrealized gains or losses from the preceding period are reported in the Statements of Income and Expenses and Partners’ Capital.

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

The Funds consider prices for exchange traded commodity futures, forwards and options contracts to be based on quoted prices in active markets for identical assets (Level 1). The values of non exchange traded forwards, swaps and certain options contracts for which market quotations are not readily available, are priced by broker-dealers who derive fair values for those assets from observable inputs (Level 2). Investments in partnerships (other commodity pools) where there are no other rights or obligations inherent within the ownership interest held by the Partnership are priced based on the end of the day net asset value (Level 2). The value of the Partnership’s investments in partnerships reflects its proportional interest in the partnerships. As of March 31, 2009, the Funds did not hold any derivative instruments that are priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).

Futures Contracts.  The Funds trade futures contracts. A futures contract is a firm commitment to buy or sell a specified quantity of investments, currency or a standardized amount of a deliverable grade commodity, at a specified price on a specified future date, unless the contract is closed before the delivery date or if the delivery quantity is something where physical delivery can not occur (such as S&P 500 Index), whereby such contract is settled in cash. Payments (“variation margin”) may be made or received by the Funds each business day, depending on the daily fluctuations in the value of the underlying contracts, and are recorded as unrealized gains or losses by the Funds. When the contract is closed, the Funds record a realized gain or loss equal to the difference between the value of the contract at the time it was opened and the value at the time it was closed. Because transactions in futures contracts require participants to make both initial margin deposits of cash or other assets and variation margin deposits, through the futures broker, directly with the exchange on which the contracts are traded, credit exposure is limited. Realized gains (losses) and changes in unrealized gains (losses) on futures contracts are included in the Statements of Income and Expenses and Partners’ Capital.

Forward Foreign Currency Contracts.  Foreign currency contracts are those contracts where the Funds agree to receive or deliver a fixed quantity of foreign currency for an agreed-upon price on an agreed future date. Foreign currency contracts are valued daily, and the Funds’ net equity therein, representing unrealized gain or loss on the contracts as measured by the difference between the forward foreign exchange rates at the dates of entry into the contracts and the forward rates at the reporting date, is included in the Statements of Financial Condition. Realized gains (losses) and changes in unrealized gains (losses) on foreign currency contracts are recognized in the period in which the contract is closed or the changes occur, respectively, and are included in the Statements of Income and Expenses and Partners’ Capital.

London Metals Exchange Forward Contracts.  Metal contracts traded on the London Metals Exchange (“LME”) represent a firm commitment to buy or sell a specified quantity of Aluminum, Copper, Lead, Nickel, Tin or Zinc. LME contracts traded by the Funds are cash settled based on prompt dates published by the LME. Payments (“variation margin”) may be made or received by the Funds each business day, depending on the daily fluctuations in the value of the underlying contracts, and are recorded as unrealized gains or losses by the Funds. A contract is considered offset when all long positions have been matched with short positions. When the contract is closed at the prompt date, the Funds record a realized gain or loss equal to the difference between the value of the contract at the time it was opened and the value at the time it was closed. Because transactions in LME contracts require participants to make both initial margin deposits of cash or other assets and variation margin deposits, through the broker, directly with the LME, credit exposure is limited. Realized gains (losses) and changes in unrealized gains (losses) on metal contracts are included in the Statements of Income and Expenses and Partners’ Capital.

Options.  The Funds may purchase and write (sell), both exchange listed and over-the-counter, options on commodities or financial instruments. An option is a contract allowing, but not requiring, its holder to buy (call) or sell (put) a specific or standard commodity or financial instrument at a specified price during a specified time period. The option premium is the total price paid or received for the option contract. When the Funds write an option, the premium received is recorded as a liability in the Statements of Financial Condition and marked to market daily. When the Funds purchase an option, the premium paid is recorded as an asset in the Statements of Financial Condition and marked to market daily. Realized gains (losses) and changes in unrealized gains (losses) on options contracts are included in the Statements of Income and Expenses and Partners’ Capital.

Income Taxes.  Income taxes have not been provided as each partner is individually liable for the taxes, if any on their share of the partnership’s income and expenses.

In 2007, the Partnership adopted FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes (FIN 48).” FIN 48 provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. FIN 48 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Partnership’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions with respect to tax at the partnership level not deemed to meet the more-likely-than-not threshold would be recorded as a tax benefit or expense in the current year. The General Partner has concluded that the adoption of FIN 48 had no impact on the operations of the Partnership for the three months ended March 31, 2009 and that no provision for income tax is required in the Partnership’s financial statements.

The following are the major tax jurisdictions for the Partnership and the earliest tax year subject to examination: United States – 2005.

Recent Accounting Pronouncements. In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP”). The FSP reaffirms that fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The FSP also reaffirms the need to use judgment in determining if a formerly active market has become inactive and in determining fair values when the market has become inactive. The application of the FSP is required for interim and annual reporting periods ending after June 15, 2009. Management believes that the adoption of the FSP will have no effect on the Partnership’s Financial Statements.

Results of Operations

During the first quarter of 2009, the Partnership’s Net Asset Value per Redeemable Unit decreased 4.9% from $2,029.90 to $1,929.91 as compared to an increase of 6.1% in the first quarter of 2008. The Partnership experienced a net trading loss before brokerage commissions and related fees in the first quarter of 2009 of $1,420,267. Losses were primarily attributable to the trading by the Funds of commodity futures in currencies, energy, grains, U.S. and non-U.S. interest rates, metals and softs and were partially offset by gains in livestock, lumber and indices. The Partnership experienced a net trading gain before brokerage commissions and related fees in the first quarter of 2008 of $3,988,774. Gains were primarily attributable to the trading by the Funds of commodity futures in currencies, energy, grains, U.S. and non-U.S. interest rates, livestock, metals, softs, and indices.

The first quarter of 2009 was a continuation of the trends of late 2008, with the financial economy interacting with the real economy to cause massive declines in activity. Weekly initial jobless claims doubled from 300,000 a year ago to 600,000 in the first quarter of 2009. German and Japanese exports were down year over year by approximately 25% and 50% respectively. Automotive sales in the U.S. were down roughly 40% from a year ago. These economic declines reinforce financial asset price declines, as earnings begin to disappoint and leveraged investors were liquidated. Later in the quarter, the Treasury unveiled details of its financial stability plan, which included public-private investment partnerships to remove legacy assets from bank balance sheets, public capital for weak banks and affordable housing initiatives to prevent foreclosures. While interventions by the Treasury generated much needed support for market indexes, the economic and market conditions remained relatively unchanged and the long term outlook is still unclear. The Funds realized losses for the quarter, primarily in currencies, interest rates and energy markets.

In the currencies sector, the Funds registered losses as the currency markets remained volatile and trend-less. In general, Euro and Swiss Franc weakened against the U.S. Dollar driven by weak fundamentals in the European region. The British Pound remained range bound while Japanese Yen reversed the previous trend and weakened against the U.S. Dollar. The severity of the economic downturn was highlighted early in the quarter when reports showed the U.S. unemployment rate rising to fifteen year highs of 7.2%. With the U.S. Federal Reserve maintaining a near-zero interest rate policy, rate decisions by the European Central Bank and the Bank of England claimed center stage. Yields moved higher as world governments planned record bond sales to rescue failing banking systems, resulting in losses in trading global fixed income markets. In the energy sector, the Funds recorded losses as the bearish trend across the petroleum complex became range bound. In the crude oil market, contango spread widened to historic levels indicating that the excess supply in the market was being pushed into storage.

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

CGM will pay monthly interest to the Partnership on its applicable share of 80% of the average daily equity maintained in cash in the Funds’ brokerage account at a 30-day U.S. Treasury bill rate determined by CGM and/or will place all of the Funds’ assets in 90-day Treasury bills. The Partnership will receive 80% of its applicable share of the interest earned on the Treasury bills through its investments in other partnerships and CGM will be paid 20% of the interest. Interest income from investment in Partnerships for the three months ended March 31, 2009 decreased by $195,285, as compared to the corresponding period in 2008. The decrease in interest income is primarily due to lower U.S. Treasury Bill rates for the Partnership during the three months ended March 31, 2009 as compared to the corresponding period in 2008.

Brokerage commissions are calculated as a percentage of the Partnership’s net asset value as of the last day of each month and are affected by trading performance and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. Brokerage commissions and fees for the three months ended March 31, 2009 decreased by $59,961 as compared to the corresponding period in 2008. The decrease in brokerage commissions is due to lower average net assets during the three months ended March 31, 2009 as compared to the corresponding period in 2008.

Management fees are calculated as a percentage of the Partnership’s adjusted net asset value as of the end of the month and are affected by trading performance and redemptions. Management fees for the three months ended March 31, 2009 decreased by $10,654 as compared to the corresponding period in 2008. The decrease in management fees is due to lower average net assets during the three months ended March 31, 2009 as compared to the corresponding period in 2008.

Incentive fees are based on the new trading profits generated by each Advisor at the end of the quarter as defined in the advisory agreements between the Partnership, the General Partner and each Advisor. There were no incentive fees earned for the three months ended March 31, 2009. Trading performance for the three months ended March 31, 2008 resulted in incentive fees of $355,708. The Advisor will not be paid incentive fees until the Advisor recovers the net loss incurred and earns additional new trading profits for the Partnership.

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

The following tables indicates the trading Value at Risk associated with the Partnership’s investments in the Funds by market category as of March 31, 2009 and the highest, lowest and average value during the three months ended March 31, 2009. All open position trading risk exposures of the Partnership have been included in calculating the figures set forth below. There have been no material changes in the trading Value at Risk information previously disclosed in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2008.

As of March 31, 2009, Winton Master’s total capitalization was $533,282,237, the Partnership owned approximately 2.4% of Winton Master.

March 31, 2009
(Unaudited)

			Three Months Ended March 31, 2009
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*
Currencies	$4,970,225	0.93%	$7,148,200	$4,970,225	$5,879,958
Energy	341,797	0.07%	1,501,030	228,335	643,272
Grains	1,202,647	0.23%	1,976,399	1,095,346	1,501,180
Interest Rates U.S.	3,052,875	0.57%	3,458,850	716,705	1,796,014
Interest Rates Non-U.S.	6,473,253	1.22%	7,323,281	4,348,472	5,734,252
Livestock	328,800	0.06%	328,800	72,450	184,183
Lumber	3,300	0.00%**	3,300	1,100	2,200
Metals	2,206,704	0.41%	2,206,704	1,316,143	1,821,245
Softs	746,515	0.14%	857,162	724,732	791,384
Indices	2,089,185	0.39%	3,026,185	1,261,608	2,000,924

Total	$21,415,301	4.02%

*	Average of month-end Values at Risk.

**	Due to rounding

As of March 31, 2009, Campbell Master’s total capitalization was $109,516,538. The Partnership owned approximately 6.4% of Campbell Master.

March 31, 2009
(Unaudited)

			Three Months Ended March 31, 2009
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*

Currencies	$3,551,925	3.24%	$3,784,166	$2,175,779	$2,853,507
Energy	482,142	0.44%	610,650	101,352	332,741
Interest Rates U.S.	305,160	0.28%	343,825	59,818	221,413
Interest Rates Non-U.S.	2,286,465	2.09%	2,442,697	1,439,949	1,825,642
Metals	496,467	0.45%	557,762	233,479	401,128
Indices	3,005,159	2.75%	4,565,846	1,404,512	2,738,659

Total	$10,127,318	9.25%

*	Average of month-end Values at Risk

As of March 31, 2009, Willowbridge Master’s total capitalization was $227,583,734. The Partnership owned approximately 3.2% of Willowbridge Master.

March 31, 2009
(Unaudited)

			Three Months Ended March 31, 2009
	Value	% of Total	High Value	Low Value	Average Value
Market Sector	at Risk	Capitalization	at Risk	at Risk	at Risk*

Currencies	$5,193,631	2.29%	$7,338,483	$1,008,000	$4,278,945
Energy	2,445,700	1.07%	8,077,000	391,000	2,243,721
Grains	529,500	0.23%	2,292,000	529,500	869,000
Interest Rates U.S.	3,834,300	1.68%	3,834,300	280,500	2,979,900
Interest Rates Non-U.S.	4,546,693	2.00%	5,175,310	2,315,238	4,060,808
Livestock	183,000	0.08%	244,800	163,200	213,900
Metals	4,046,263	1.78%	6,016,118	2,123,864	3,419,906
Softs	237,900	0.10%	2,227,200	237,900	1,068,767

Total	$21,016,987	9.23%

* Average of month-end Values at Risk

As of March 31, 2009, Graham Master’s total capitalization was $189,562,476. The Partnership owned approximately 5.7% of Graham Master.

March 31, 2009
(Unaudited)

			Three Months Ended March 31, 2009
	Value	% of Total	High Value	Low Value	Average Value
Market Sector	at Risk	Capitalization	at Risk	at Risk	at Risk*

Currencies	$5,819,619	3.07%	$5,819,619	$1,740,029	$4,590,415
Energy	767,264	0.41%	1,948,078	404,590	1,181,169
Grains	260,350	0.14%	1,104,100	96,550	396,717
Interest Rates U.S.	1,119,000	0.59%	1,747,200	603,500	877,800
Interest Rates Non-U.S.	2,722,929	1.44%	4,533,977	1,209,514	3,472,743
Livestock	79,200	0.04%	85,200	13,200	70,000
Metals	340,430	0.18%	1,094,881	297,478	690,713
Softs	387,238	0.20%	438,132	190,202	322,248
Indices	3,172,302	1.67%	10,175,633	623,680	5,009,127

Total	$14,668,332	7.74%

*	Average of month-end Values at Risk

As of March 31, 2009, Eckhardt Master’s total capitalization was $20,006,889. The Partnership owned approximately 31.0% of Eckhardt Master.

March 31, 2009
(Unaudited)

			Three Months Ended March 31, 2009

		% of Total	High Value	Low Value	Average Value
Market Sector	Value at Risk	Capitalization	at Risk	at Risk	at Risk*

Currencies	$19,575	0.10%	$225,706	$7,200	$24,780
Interest Rates U.S.	173,800	0.87%	222,100	33,100	84,633
Interest Rates Non-U.S.	540,491	2.70%	696,839	253,080	428,336
Metals	19,995	0.10%	21,510	19,995	19,995
Softs	67,281	0.33%	68,911	11,784	51,264

Total	$821,142	4.10%

*	Average of month-end Values at Risk

Item 4T.	Controls and Procedures

The Partnership’s disclosure controls and procedures are designed to ensure that information required to be disclosed under the Securities Exchange Act of 1934 (the “Exchange Act”) is accumulated and communicated to management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) of the General Partner, to allow for timely decisions regarding required disclosure and appropriate SEC filings.

Management is responsible for ensuring that there is an adequate and effective process for establishing, maintaining and evaluating disclosure controls and procedures for the Partnership’s external disclosures.

The General Partner’s CEO and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-115(e) under the Exchange Act) as of March 31, 2009 and, based on that evaluation, the CEO and CFO have concluded that at that date the Partnership’s disclosure controls and procedures were effective.

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

There were no changes in the Partnership’s internal control over financial reporting during the fiscal quarter ended March 31, 2009 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.	Legal Proceedings

The following information supplements and amends our discussion set forth under Part I, Item 3 “Legal Proceedings” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008. There are no material legal proceedings pending against the Partnership of the General Partner.
Enron-Related Civil Actions
         In April 2009, the parties in DK Acquisition Partners, L.P., et al. v. J.P. Morgan Chase & Co., et al., and Avenue Capital Management II, L.P., et al. v. J.P. Morgan Chase & Co., et al., reached agreements in principle to settle these actions. The actions, which were commenced separately but were consolidated and pending trial, were brought against Citigroup and its affiliates, and J.P. Morgan Chase and its affiliates, in their capacity as co-agents on certain Enron revolving credit facilities.
Research Analyst Litigation
         On February 27, 2009, the United States District Court for the Southern District of New York approved the class action settlement in the matter In Re Salomon Analyst Metromedia Litigation, and entered a final judgment dismissing the action with prejudice.
Subprime-Mortgage-Related Litigation and Other Matters
         On March 13, 2009, defendants filed motions to dismiss the complaints in In Re Citigroup Inc. Bond Litigation.
         On March 13 and 16, 2009, two cases were filed in the United States District Court for the Southern District of New York alleging violations of the Securities Act of 1933—Buckingham v. Citigroup Inc., et al. and Chen v. Citigroup Inc., et al. and were later designated as related to In Re Citigroup Inc. Bond Litigation. On April 9, 2009, another case asserting violations of the Securities Act of 1933—Pellegrini v. Citigroup Inc., et al.—was filed in the United Stated District Court for the Southern District of New York and the parties have jointly requested that the Pellegrini action be designated as related to In Re Citigroup Inc. Bond Litigation.
         On March 23, 2009, a case was filed in the United States District Court for the Southern District of California alleging violations of both the Securities Act of 1933 and the Securities Exchange Act of 1934—Brecher v. Citigroup Inc., et al. On April 16, 2009, Citigroup filed a motion before the Judicial Panel on Multidistrict Litigation for transfer of the Brecher action to the Southern District of New York for coordinated pre-trial proceedings with In Re Citigroup Inc. Bond Litigation.
         Citigroup and certain of its affiliates are subject to formal and informal investigations, as well as subpoenas and/or requests for information, from various governmental and self-regulatory agencies relating to subprime mortgage—related activities. Citigroup and its affiliates are cooperating fully and are engaged in discussions on these matters.
Auction Rate Securities
         Beginning in March 2008, Citigroup, its affiliates and certain current and former officers, directors, and employees, have been named as defendants in several individual and putative class action lawsuits related to Auction Rate Securities (“ARS”). The putative securities class actions have been consolidated in the United States District Court for the Southern District of New York as In Re Citigroup Inc. Auction Rate Securities Litigation. Several individual ARS actions also have been filed in state and federal courts, asserting, among other things, violations of federal and state securities laws. Citigroup has moved the Judicial Panel on Multidistrict Litigation to transfer all of the individual ARS actions pending in federal court to the Southern District of New York for consolidation or coordination with In Re Citigroup Inc. Auction Rate Securities Litigation.
         On January 15, 2009, defendants filed motions to dismiss the complaints in Mayor & City Council Of Baltimore, Maryland v. Citigroup Inc., et al. and Mayfield v. Citigroup Inc., et al.

Other Matters
         On December 4, 2008, defendants filed a motion in the United States District Court for the Southern District of New York to dismiss the complaint in In re MAT Five Securities Litigation, which was brought by investors in MAT Five LLC. On February 2, 2009, lead plaintiffs informed the court they intended to dismiss voluntarily this action in light of the settlement in Marie Raymond Revocable Trust, et al. v. MAT Five LLC, et al. in the Delaware Chancery Court, which is currently being appealed. On April 16, 2009, lead plaintiffs requested that the action be stayed pending the outcome of the appeal in the Delaware case.
         On January 9, 2009, plaintiff filed a motion to remand Puglisi v. Citigroup Alternative Investments LLC, et al., which was previously consolidated with In Re MAT Five Securities Litigation, to New York Supreme Court, after defendants had removed it to the United States District Court for the Southern District of New York. A settlement of Goodwill v. MAT Five LLC, et al. was approved by the United States District Court for the Southern District of New York, and this action was dismissed on March 12, 2009. An appeal from the Delaware Chancery Court’s judgment approving the settlement in Marie Raymond Revocable Trust, et al. v. MAT Five LLC, et al was filed by objectors on January 14, 2009. Defendants removed the putative class action, ECA Acquisitions, Inc. et al. v. MAT Three LLC, et al., filed by investors in MAT One LLC, MAT Two LLC, and MAT Three LLC, to the United States District Court for the Southern District of New York on January 21, 2009. Plaintiffs’ motion for remand, filed on February 27, 2009, is currently pending. On February 3, 2009, investors in MAT Five LLC filed the action Hahn, et al. v. Citigroup Inc., et al, against Citigroup and related entities in New York Supreme Court. On April 9, 2009, defendants moved in the Delaware Chancery Court for an order enforcing the Marie Raymond Revocable Trust settlement and enjoining plaintiffs from pursuing this action in New York Supreme Court. On April 15, 2009, defendants filed a motion in New York Supreme Court to dismiss this action. Citigroup and certain of its affiliates are also subject to investigations, subpoenas and/or requests for information from various governmental and self-regulatory agencies relating to the marketing and management of the Falcon and ASTA/MAT funds. Citigroup and its affiliates are cooperating fully on these matters.
         Certain Citigroup subsidiaries served as a distributor of notes issued and guaranteed by Lehman Brothers to retail customers outside the United States. Following the bankruptcy of Lehman Brothers, numerous retail customers have filed, and threatened to file, claims for the loss in value of those investments. In addition, a Public Prosecutor in Belgium has begun a criminal investigation. Citigroup is cooperating fully with the Belgian Public Prosecutor as well as with various other regulatory authorities outside the United States who continue to show an interest in Citigroup’s role in the distribution of Lehman notes. In March 2009, the Ministry of Development in Greece imposed a $1.3 million fine for alleged violations of the Greek Consumer Protection Act, which Citigroup intends to appeal.

Item 1A.	Risk Factors.

There are no material changes from the risk factors set forth under Part  I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

The Partnership no longer offers Redeemable Units at the Net Asset Value per Redeemable Unit as of the end of each month.

The following chart sets forth the purchases of Redeemable Units by the Partnership.

				(d) Maximum Number
				(or Approximate
			(c) Total Number of	Dollar Value) of
			Units	Units
	(a) Total	(b) Average Price	Purchased as Part	that May Yet Be
	Number of	Paid per	of Publicly Announced	Purchased Under the
Period	Units Purchased*	Unit**	Plans or Programs	Plans or Programs
January 1, 2009 — January 31 2009	182.9293	$2,012.61	N/A	N/A
February 1, 2009 — February 28, 2009	713.8597	$1,999.87	N/A	N/A
March 1, 2009 — March 31, 2009	460.6708	$1,929.91	N/A	N/A
	1,357.4598	$1,977.85

*	Generally, Limited Partners are permitted to redeem their Redeemable Units as of the end of each month on 10 days’ notice to the General Partner. Under certain circumstances, the General Partner can compel redemption but, to date, the General Partner has not exercised this right. Purchases of Redeemable Units by the Partnership reflected in the chart above were made in the ordinary course of the Partnership’s business in connection with effecting redemptions for Limited Partners.

**	Redemptions of Redeemable Units are effected as of the last day of each month at the Net Asset Value per Redeemable Unit as of that day.

Item 3.	Defaults Upon Senior Securities — None

Item 4.	Submission of Matters to a Vote of Security Holders — None

Item 5.	Other Information — None

Item 6.	Exhibits

The exhibits required to be filed by Item 601 of Regulation S-K are incorporated herein by reference to the exhibit index of the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2008.

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

Date: May 15, 2009

By:	/s/ Jennifer Magro
Jennifer Magro
Chief Financial Officer and Director

Date: May 15, 2009