Form 10-Q
period 2009-06-30
SMITH BARNEY DIVERSIFIED FUTURES FUND LP
filed 2009-08-14
CIK 911503

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended June 30, 2009

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

Yes           No  X

As of July 31, 2009, 19,581.6454 Limited Partnership Redeemable Units were outstanding.

SMITH BARNEY DIVERSIFIED FUTURES FUND L.P.
FORM 10-Q
INDEX

		Page
		Number

PART I – Financial Information:
Item 1.	Financial Statements:
	Statements of Financial Condition at June 30, 2009 and December 31, 2008 (unaudited)	3
	Schedules of Investments at June 30, 2009 and December 31, 2008 (unaudited)	4 – 5
	Statements of Income and Expenses and Partners’ Capital for the three and six months ended June 30, 2009 and 2008 (unaudited)	6
	Notes to Financial Statements (unaudited)	7 – 13
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14 – 16
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	17 – 20
Item 4T.	Controls and Procedures	21

PART II – Other Information		22 – 25
Exhibits
EX-10 JOINDER AGREEMENT
EX-31.1 CERTIFICATION
EX-31.2 CERTIFICATION
EX-32.1 CERTIFICATION
EX-32.2 CERTIFICATION

PART I

Item 1. Financial Statements

Smith Barney Diversified Futures Fund L.P.
Statements of Financial Condition
(Unaudited)

	June 30,	December 31,
	2009	2008
Assets:
Investment in Partnerships, at fair value	$38,584,206	$49,607,769
Cash	103,937	69,501

Total assets	38,688,143	49,677,270

Liabilities and Partners’ Capital:
Liabilities:
Accrued expenses:
Brokerage commissions	$177,320	$227,687
Management fees	59,477	76,444
Incentive fees	7,581	189,867
Other	38,617	41,882
Redemptions payable	773,770	850,367

Total liabilities	1,056,765	1,386,247

Partners’ Capital:
General Partner, 280.4039 and 835.3289 Unit equivalents outstanding at June 30, 2009 and December 31, 2008 respectively	526,932	1,695,634
Limited Partners, 19,744.9627 and 22,954.4913 Redeemable Units of Limited Partnership Interest outstanding at June 30, 2009 and December 31, 2008, respectively	37,104,446	46,595,389

Total partners’ capital	37,631,378	48,291,023

Total liabilities and partners’ capital	$38,688,143	$49,677,270

See accompanying notes to financial statements.

Smith Barney Diversified Futures Fund L.P.
Schedule of Investments
June 30, 2009
(Unaudited)

		% of Partners’
	Fair Value	Capital

Investment in Partnerships
CMF Winton Master L.P.	$11,188,225	29.73%
CMF Willowbridge Argo Master Fund L.P.	8,143,981	21.64
CMF Graham Capital Master Fund L.P.	10,527,878	27.98
CMF Eckhardt Master Fund L.P.	5,847,877	15.54
CMF Sandridge Master Fund L.P.	2,876,245	7.64

Total investment in Partnerships, at fair value	$38,584,206	102.53%

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

Smith Barney Diversified Futures Fund L.P.
Statements of Income and Expenses and Partners’ Capital
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Income:
Net gains (losses) on trading of commodity interests and investment in Partnerships:
Net realized gains (losses) on investment in Partnerships	$331,396	$3,269,542	$(667,443)	$7,945,322
Change in net unrealized gains (losses) on investment in Partnerships	(629,019)	1,964,375	(1,050,447)	1,277,367

Gain (loss) from trading, net	(297,623)	5,233,917	(1,717,890)	9,222,689
Interest income from investment in Partnerships	8,142	142,868	18,351	348,362

Total income (loss)	(289,481)	5,376,785	(1,699,539)	9,571,051

Expenses:
Brokerage commissions including clearing fees	575,531	723,298	1,230,369	1,438,097
Management fees	187,113	233,962	402,936	460,439
Incentive fees	7,581	359,116	7,581	714,824
Other	80,517	46,342	113,642	71,734

Total expenses	850,742	1,362,718	1,754,528	2,685,094

Net income (loss)	(1,140,223)	4,014,067	(3,454,067)	6,885,957
Additions-General Partner	—	1,000,000	—	1,000,000
Redemptions-General Partner	(1,037,738)	—	(1,037,738)	—
Redemptions-Limited Partners	(3,482,995)	(1,720,585)	(6,167,840)	(3,361,721)

Net increase (decrease) in Partners’ Capital	(5,660,956)	3,293,482	(10,659,645)	4,524,236
Partners’ Capital, beginning of period	43,292,334	48,628,391	48,291,023	47,397,637

Partners’ Capital, end of period	$37,631,378	$51,921,873	$37,631,378	$51,921,873

Net Asset Value per Unit (20,025.3666 and 25,931.0705 Units outstanding at June 30, 2009 and 2008, respectively)	$1,879.19	$2,002.30	$1,879.19	$2,002.30

Net income (loss) per Redeemable Unit of Limited Partnership Interest and General Partner Unit equivalent	$(50.72)	$153.69	$(150.71)	$260.41

See accompanying notes to financial statements.

Smith Barney Diversified Futures Fund L.P.
Notes to Financial Statements
June 30, 2009
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

Citigroup Managed Futures LLC, a Delaware Limited Liability Company, acts as the general partner (the “General Partner”) and commodity pool operator of the Partnership. Through July 31, 2009, the General Partner was wholly owned by Citigroup Global Markets Holdings Inc. (“CGMHI”), a wholly owned subsidiary of Citigroup Inc. (“Citigroup”). On July 31, 2009, the General Partner was transferred from CGMHI to Morgan Stanley Smith Barney Holdings LLC, as further described in Item 5, “Other Information.”

Citigroup Global Markets Inc. (“CGM”) is the commodity broker and a selling agent for the Partnership. CGM is an affiliate of the General Partner and is wholly owned by Citigroup Financial Products Inc., a wholly owned subsidiary of CGMHI.

As of June 30, 2009, all trading decisions are made for the Partnership by Willowbridge Associates, Inc. (“Willowbridge”), Winton Capital Management Limited (“Winton”), Graham Capital Management L.P. (“Graham”), Eckhardt Trading Company (“Eckhardt”) and Sandridge Capital LP, (“Sandridge”) (each an “Advisor” and collectively, the “Advisors”). Campbell & Company, Inc. was terminated as of May 31, 2009. Sandridge was added as an advisor to the Partnership on June 1, 2009.

The General Partner and each Limited Partner share in the profits and losses of the Partnership in proportion to the amount of Partnership interest owned by each except that no Limited Partner shall be liable for obligations of the Partnership in excess of their initial capital contribution and profits, if any, net of distributions.

The accompanying financial statements are unaudited but, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the Partnership’s financial condition at June 30, 2009 and December 31, 2008, and the results of its operations and changes in partners’ capital for the three and six months ended June 30, 2009 and 2008. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. You should read these financial statements together with the financial statements and notes included in the Partnership’s annual report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) for the year ended December 31, 2008.

The preparation of financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, income and expenses, and related disclosures of contingent assets and liabilities in the financial statements and accompanying notes. In making these estimates and assumptions, management has considered the effects, if any, of events occurring after the date of the Partnership’s Statements of Financial Condition through August 14, 2009, which is the date the financial statements were issued. As a result, actual results could differ from these estimates.

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
June 30, 2009
(Unaudited)

2.	Financial Highlights:

Changes in the Net Asset Value per Redeemable Unit of Limited Partnership Interest for the three and six months ended June 30, 2009 and 2008 were as follows:

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2009		2008	2009		2008
Net realized and unrealized gains (losses)*	$(38.04)		$172.64	$(127.85)		$294.31
Interest income	0.39		5.46	0.83		13.09
Expenses**	(13.07)		(24.41)	(23.69)		(46.99)

Increase (decrease) for the period	(50.72)		153.69	(150.71)		260.41
Net Asset Value per Redeemable Unit, beginning of period	1,929.91		1,848.61	2,029.90		1,741.89

Net Asset Value per Redeemable Unit, end of period	$1,879.19		$2,002.30	$1,879.19		$2,002.30

Ratios to average net assets:***
Net investment income (loss) before incentive fees****	(8.4)%		(6.9)%	(8.2)%		(6.6)%

Operating expense	8.5%		8.1%	8.3%		8.0%
Incentive fees	0.0	%*****	0.7%	0.0	%*****	1.4%

Total expenses	8.7%		8.8%	8.5%		9.4%

Total return:
Total return before incentive fees	(2.6)%		9.1%	(7.4)%		16.5%
Incentive fees	0.0	%*****	(0.8)%	0.0	%*****	(1.5)%

Total return after incentive fees	(2.6)%		8.3%	(7.4)%		15.0%

*	Includes brokerage commissions.

**	Excludes brokerage commissions.

***	Annualized (other than incentive fees).

****	Interest income less total expenses.

*****	Due to rounding.

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

The customer agreement between the Partnership and CGM gives the Partnership the legal right to net unrealized gains and losses on open futures and forward contracts. The Partnership nets, for financial reporting purposes, the unrealized gains and losses on open futures and forward contracts on the Statements of Financial Condition as the criteria under Financial Accounting Standards Board (“FASB”) Interpretation No. 39, “Offsetting of Amounts Related to Certain Contracts” (“FIN No. 39”) have been met.

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

Smith Barney Diversified Futures Fund L.P.
Notes to Financial Statements
June 30, 2009
(Unaudited)

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

Fair Value Measurements.  The Partnership and the Funds adopted Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”) as of January 1, 2008 which defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS 157 establishes a framework for measuring fair value and expands disclosures regarding fair value measurements in accordance with GAAP. The fair value hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to fair values derived from unobservable inputs (Level 3). The level in the fair value hierarchy within which the fair value measurement in its entirety falls shall be determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Partnership and the Funds did not apply the deferral allowed by FASB Staff Position No. FAS 157-2, Effective Date of FASB Statement No. 157, for nonfinancial assets and nonfinancial liabilities measured at fair value on a nonrecurring basis.

The Funds consider prices for exchange traded commodity futures, forwards and options contracts to be based on quoted prices in active markets for identical assets (Level 1). The values of non exchange traded forwards, swaps and certain options contracts for which market quotations are not readily available, are priced by broker-dealers who derive fair values for those assets from observable inputs (Level 2). Investments in partnerships (other commodity pools) where there are no other rights or obligations inherent within the ownership interest held by the Partnership are priced based on the end of the day net asset value (Level 2). The value of the Partnership’s investments in partnerships reflects its proportional interest in the partnerships. As of June 30, 2009 and December 31, 2008, the Funds did not hold any derivative instruments that are priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).

		Quoted Prices in
		Active Markets	Significant Other	Significant
		for Identical	Observable Inputs	Unobservable
	June 30, 2009	Assets (Level 1)	(Level 2)	Inputs (Level 3)

Assets
Investment in Partnerships	$38,584,206	$—	$38,584,206	$—

Total fair value	$38,584,206	$—	$38,584,206	$—

		Quoted Prices in
		Active Markets	Significant Other	Significant
		for Identical	Observable Inputs	Unobservable
	December 31, 2008	Assets (Level 1)	(Level 2)	Inputs (Level 3)

Assets
Investment in Partnerships	$49,607,769	$—	$49,607,769	$—

Total fair value	$49,607,769	$—	$49,607,769	$—

5.	Investment in Partnerships:

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

On January 1, 2005, the assets allocated to Campbell for trading were invested in CMF Campbell Master Fund L.P. (“Campbell Master”), a limited partnership organized under the partnership laws of the State of New York. The Partnership purchased 19,621.1422 Units of Campbell Master with cash of $19,428,630, and a contribution of open commodity futures and forward contracts with a fair value of $192,512. Campbell Master was formed in order to permit commodity pools managed now or in the future by Campbell using its Financials Metals and Energy (“FME”) Portfolio, to invest together in one trading vehicle. The Partnership fully redeemed its investment in Campbell Master on May 31, 2009 for cash equal to $2,818,836.

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

Smith Barney Diversified Futures Fund L.P.
Notes to Financial Statements
June 30, 2009
(Unaudited)

On April 1, 2006, the assets allocated to Graham for trading were invested in CMF Graham Capital Master Fund L.P. (“Graham Master”), a limited partnership organized under the partnership laws of the State of New York. The Partnership purchased 14,741.1555 Units of Graham Master with cash of $14,741,156. Graham Master was formed in order to permit accounts managed now and in the future by Graham using its K4D-12.5 Program to invest together in one trading vehicle. The General Partner is also the general partner of Graham Master. Individual and pooled accounts currently managed by Graham, including the Partnership, are permitted to be limited partners of Graham Master. The General Partner and Graham believe that trading through this structure promotes efficiency and economy in the trading process.

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

On June 1, 2009, the assets allocated to Sandridge for trading were invested in CMF Sandridge Master Fund L.P. (“Sandridge Master”), a limited partnership organized under the partnership laws of the State of New York. The Partnership purchased 1,370.9885 Units of Sandridge Master with cash of $2,818,836. Sandridge was formed in order to permit accounts managed now and in the future by Sandridge using its Energy Program to invest together in one trading vehicle. The General Partner is also the general partner of Sandridge Master. Individual and pooled accounts currently managed by Sandridge, including the Partnership, are permitted to be limited partners of Sandridge Master. The General Partner and Sandridge believe that trading through this structure promotes efficiency and economy in the trading process.

Winton Master’s, Willowbridge Master’s, Graham Master’s, Eckhardt Master’s and Sandridge Master’s (collectively, the “Funds”), trading of futures, forwards and options contracts, if applicable, on commodities is done primarily on United States of America commodity exchanges and foreign commodity exchanges. The Funds engage in such trading through commodity brokerage accounts maintained with CGM.

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

As of June 30, 2009 the Partnership owned approximately 2.3%, 3.2%, 6.3%, 31.7% and 0.5% of Winton Master, Willowbridge Master, Graham Master, Eckhardt Master and Sandridge Master respectively. At December 31, 2008 the Partnership owned approximately 2.6%, 5.6%, 3.6%, 5.0% and 31.0% of Winton Master, Campbell Master, Willowbridge Master, Graham Master and Eckhardt Master, respectively. It is Winton’s, Willowbridge’s, Graham’s, Eckhardt’s and Sandridge’s intention to continue to invest the assets allocated to each by the Partnership in Winton Master, Willowbridge Master, Graham Master, Eckhardt Master and Sandridge Master respectively. The performance of the Partnership is directly affected by the performance of the Funds. Expenses to investors as a result of the investment in the Funds are approximately the same and redemption rights are not affected.

Smith Barney Diversified Futures Fund L.P.
Notes to Financial Statements
June 30, 2009
(Unaudited)

Summarized information reflecting the total assets, liabilities and capital for the Funds is shown in the following tables.

	June 30, 2009
	Total Assets	Total Liabilities	Total Capital
Winton Master	$498,953,686	$2,141,912	$496,811,774
Willowbridge Master	259,072,410	5,438,678	253,633,732
Graham Master	167,640,064	1,650,079	165,989,985
Eckhardt Master	18,490,776	21,668	18,469,108
Sandridge Master	555,427,974	3,678,000	551,749,974

Total	$1,499,584,910	$12,930,337	$1,486,654,573

	December 31, 2008
	Total Assets	Total Liabilities	Total Capital
Winton Master	$548,586,877	$835,334	$547,751,543
Campbell Master	130,424,500	2,949,538	127,474,962
Willowbridge Master	297,439,763	19,759	297,420,004
Graham Master	227,483,547	2,992,605	224,490,942
Eckhardt Master	20,544,954	15,519	20,529,435

Total	$1,224,479,641	$6,812,755	$1,217,666,886

Summarized information reflecting the Partnership’s investment in, and the operations of the Funds is shown in the following tables.

	June 30, 2009		For the three months ended June 30, 2009
	% of					Net
	Partnership’s	Fair	Income	Expenses		Income	Investment	Redemptions
Investment	Net Assets	Value	(Loss)	Commissions	Other	(Loss)	Objective	Permitted

Winton Master	29.73%	$11,188,225	(723,493)	1,966	215	(725,674)	Commodity Portfolio	Monthly

Campbell Master	—	—	(296,274)	304	361	(296,939)	Financials Metals & Energy Portfolio	Monthly

Willowbridge Master	21.64%	8,143,981	1,026,631	2,621	393	1,023,617	Commodity Portfolio	Monthly

Graham Master	27.98%	10,527,878	(139,791)	10,046	539	(150,376)	Commodity Portfolio	Monthly

Eckhardt Master	15.54%	5,847,877	(214,242)	3,672	6,231	(224,145)	Commodity Portfolio	Monthly

Sandridge Master	7.64%	2,876,245	57,688	214	64	57,410	Commodity Portfolio	Monthly

Total		$38,584,206	$(289,481)	$18,823	$7,803	$(316,107)

Smith Barney Diversified Futures Fund L.P.
Notes to Financial Statements
June 30, 2009
(Unaudited)

	June 30, 2009		For the six months ended June 30, 2009
	% of					Net
	Partnership’s	Fair	Income	Expenses		Income	Investment	Redemptions
Investment	Net Assets	Value	(Loss)	Commissions	Other	(Loss)	Objective	Permitted
Winton Master	29.73%	$11,188,225	$(831,531)	$3,626	$440	$(835,597)	Commodity Portfolio	Monthly

Campbell Master	—	—	(276,892)	1,271	1,050	(279,213)	Financials Metals & Energy Portfolio	Monthly

Willowbridge Master	21.64%	8,143,981	(165,145)	4,546	685	(170,376)	Commodity Portfolio	Monthly

Graham Master	27.98%	10,527,878	(241,124)	16,860	977	(258,961)	Commodity Portfolio	Monthly

Eckhardt Master	15.54%	5,847,877	(242,535)	4,473	11,896	(258,904)	Commodity Portfolio	Monthly

Sandridge Master	7.64%	2,876,245	57,688	214	64	57,410	Commodity Portfolio	Monthly

Total		$38,584,206	$(1,699,539)	$30,990	$15,112	$(1,745,641)

	December 31, 2008		For the three months ended June 30, 2008
	% of					Net
	Partnership’s	Fair	Income	Expenses		Income	Investment	Redemptions
Investment	Net Assets	Value	(Loss)	Commissions	Other	(Loss)	Objective	Permitted
Winton Master	29.46%	$14,224,843	$1,016,183	$3,062	$254	$1,012,867	Commodity Portfolio	Monthly

Campbell Master	14.73%	7,115,212	480,863	1,413	382	479,068	Financials Metals & Energy Portfolio	Monthly

Willowbridge Master	22.10%	10,673,321	2,347,373	3,373	371	2,343,629	Commodity Portfolio	Monthly

Graham Master	23.25%	11,227,169	877,346	15,656	389	861,301	Commodity Portfolio	Monthly

Eckhardt Master	13.19%	6,367,224	655,020	2,652	12,096	640,272	Commodity Portfolio	Monthly

Total		$49,607,769	$5,376,785	$26,156	$13,492	$5,337,137

	December 31, 2008		For the six months ended June 30, 2008
	% of					Net
	Partnership’s	Fair	Income	Expenses		Income	Investment	Redemptions
Investment	Net Assets	Value	(Loss)	Commissions	Other	(Loss)	Objective	Permitted
Winton Master	29.46%	$14,224,843	$3,183,092	$9,305	$518	$3,173,269	Commodity Portfolio	Monthly

Campbell Master	14.73%	7,115,212	632,491	3,533	842	628,116	Financials Metals & Energy Portfolio	Monthly

Willowbridge Master	22.10%	10,673,321	3,160,239	8,106	720	3,151,413	Commodity Portfolio	Monthly

Graham Master	23.25%	11,227,169	1,940,209	31,032	833	1,908,344	Commodity Portfolio	Monthly

Eckhardt Master	13.19%	6,367,224	655,020	2,652	12,096	640,272	Commodity Portfolio	Monthly

Total		$49,607,769	$9,571,051	$54,628	$15,009	$9,501,414

Smith Barney Diversified Futures Fund L.P.
Notes to Financial Statements
June 30, 2009
(Unaudited)

6.	Financial Instrument Risks:

In the normal course of its business, the Partnership, through its investments in the Funds, is a party to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments. These financial instruments may include forwards, futures and options, whose values are based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash balances, to purchase or sell other financial instruments on specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange or over-the-counter (“OTC”). Exchange-traded instruments are standardized and include futures and certain option contracts. OTC contracts are negotiated between contracting parties and include forwards and certain option contracts. Each of these instruments is subject to various risks similar to those related to the underlying financial instruments including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange-traded instruments because of the greater risk of default by the counterparty to an OTC contract.

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

Liquidity and Capital Resources

The Partnership does not engage in sales of goods or services. Its only assets are its investment in the Funds and cash. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership, through its investments in the Funds. While substantial losses could lead to a material decrease in liquidity, no such losses occurred during the second quarter of 2009.

The Partnership’s capital consists of the capital contributions of the partners as increased or decreased by gains or losses on trading and by expenses, interest income, redemptions of Redeemable Units and distributions of profits, if any.

For the six months ended June 30, 2009, Partners’ Capital decreased 22.1% from $48,291,023 to $37,631,378. This decrease was attributable to a net loss from operations of $3,454,067 coupled with the redemption of 3,209.5286 Redeemable Units of Limited Partnership Interest totaling $6,167,840 and 554.9250 General Partner Unit equivalents totaling $1,037,738. Future redemptions could impact the amount of funds available for investment in the Funds in subsequent periods.

Critical Accounting Policies

Use of Estimates.  The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, income and expenses, and related disclosures of contingent assets and liabilities in the financial statements and accompanying notes. As a result, actual results could differ from these estimates.

Statement of Cash Flows. The Partnership has elected not to provide a Statement of Cash Flows as permitted by FAS 102.

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

Fair Value Measurements. The Partnership and the Funds adopted SFAS 157 as of January 1, 2008 which defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The Partnership and the Funds did not apply the deferral allowed by FASB Staff Positions No. FAS 157-2, Effective Date of FASB Statement No. 157, for nonfinancial assets and nonfinancial liabilities measured at fair value on a nonrecurring basis.

The Funds consider prices for exchange traded commodity futures, forwards and options contracts to be based on quoted prices in active markets for identical assets (Level 1). The values of non exchange traded forwards, swaps and certain options contracts for which market quotations are not readily available, are priced by broker-dealers who derive fair values for those assets from observable inputs (Level 2). Investments in partnerships (other commodity pools) where there are no other rights or obligations inherent within the ownership interest held by the Partnership are priced based on the end of the day net asset value (Level 2). The value of the Partnership’s investments in partnerships reflects its proportional interest in the partnerships. As of June 30, 2009, the Funds did not hold any derivative instruments that are priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).

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

The Partnership does not isolate that portion of the results of operations arising from the effect of changes in foreign exchange rates on investments from fluctuations from changes in market prices of investments held. Such fluctuations are included in net gain (loss) on investments in the Statements of Income and Expenses and Partners’ Capital.

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

In 2007, the Partnership adopted FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes (FIN 48).” FIN 48 provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. FIN 48 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Partnership’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions with respect to tax at the partnership level not deemed to meet the more-likely-than-not threshold would be recorded as a tax benefit or expense in the current year. The General Partner has continued to evaluate the application of FIN 48 and has concluded that the adoption of FIN 48 had no impact on the operations of the Partnership for the six months ended June 30, 2009 and that no provision for income tax is required in the Partnership’s financial statements.

The following are the major tax jurisdictions for the Partnership and the earliest tax year subject to examination: United States – 2005.

Recent Accounting Pronouncements. In 2009, the Partnership adopted FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP”). The FSP reaffirms that fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The FSP also reaffirms the need to use judgment in determining if a formerly active market has become inactive and in determining fair values when the market has become inactive. The application of the FSP is required for interim and annual reporting periods ending after June 15, 2009. Management has concluded that based on available information in the marketplace, there has not been a decrease in the volume and level of activity in the Partnership’s Level 2 assets and liabilities. The adoption of the FSP had no effect on the Partnership’s Financial Statements.

Subsequent Events. In 2009, the Partnership adopted FASB Statement of Accounting Standards No. 165, “Subsequent Events” (“SFAS 165”). The objective of SFAS 165 is to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued.

Results of Operations

During the Partnership’s second quarter of 2009, the Net Asset Value per Redeemable Unit decreased 2.6% from $1,929.91 to $1,879.19 as compared to an increase of 8.3% in the second quarter of 2008. The Partnership experienced a net trading loss, through its investments in the Funds, before brokerage commissions and related fees in the second quarter of 2009 of $297,623. Losses were primarily attributable to the trading by the Funds of commodity futures in U.S. and non-U.S. interest rates, livestock, metals, softs, lumber and indices and were offset by gains in currencies, energy and grains. The Partnership experienced a net trading gain, through its investments in the Funds for the second quarter of 2008 of $5,233,917. Gains were primarily attributable to the trading by the Funds of commodity futures in currencies, energy, grains, non-U.S. interest rates, lumber, softs and indices and were partially offset by losses in U.S. interest rates, metals and livestock.

The markets expressed a broad increase in risk tolerance during the second quarter as government programs encouraged the re-leveraging of the financial system. Equities and crude oil rose, while yield curves steepened and the US dollar fell. The positive economic sentiment returned in April and spilled over into May as investors became increasingly convinced that the worst of the crisis was behind them. However, this optimism turned towards the end of the quarter due to some worse than expected economic data, fears about the lack of European Central Bank action and lack of clarity in the economic environment. The Partnership realized losses for the quarter, primarily in fixed income, equity indices, and metals markets.

Losses were recorded in fixed income as prices of long-dated bonds fell. US fixed income continues to be affected by supply and demand factors. While the US Treasury continued to sell record levels of debt to finance various stimulus packages, the Federal Reserve were seen purchasing Treasuries as part of their quantitative easing activities. Evidence continued to accumulate during the quarter that the worst of the recession is over, while global authorities are still taking steps to stimulate growth. These factors have resulted in a higher risk appetite and risky assets continued to climb higher, resulting in losses in equity indices. In precious metals, prices came under pressure as a rally in the US dollar reduced investor demand for precious and base metals. The prices of gold and silver declined as stocks rose and demand waned for the precious metals as a safe haven investment.

During the Partnership’s six months ended June 30, 2009, the Net Asset Value per Redeemable Unit decreased 7.4% from $2,029.90 to $1,879.19 as compared to an increase of 15.0% for the six months ended June 30, 2008. The Partnership experienced a net trading loss, through its investments in the Funds, for the six months ended June 30, 2009 of $1,717,890. Losses were primarily attributable to the trading by the Funds of commodity futures in currencies, grains, U.S. and non-U.S. interest rates, indices, metals, lumber and softs and were partially offset by gains in energy, and livestock. The Partnership experienced a net trading gain, through its investments in the Funds, for the six months ended June 30, 2008 of $9,222,689. Gains were primarily attributable to the trading by the Funds of commodity futures in currencies, energy, grains U.S. and non-U.S. interest softs, indices livestock, lumber, metals and softs.

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

CGM will pay monthly interest to the Partnership on its applicable share of 80% of the average daily equity maintained in cash in the Funds’ brokerage account at a 30-day U.S. Treasury bill rate determined by CGM and/or will place all of the Funds’ assets in 90-day Treasury bills. The Partnership will receive 80% of its applicable share of the interest earned on the Treasury bills through its investments in other partnerships and CGM will be paid 20% of the interest. Interest income from investment in Partnerships for the three and six months ended June 30, 2009 decreased by $134,726 and $330,011, respectively, as compared to the corresponding periods in 2008. The decrease in interest income is primarily due to lower U.S. Treasury Bill rates for the Partnership during the three and six months ended June 30, 2009 as compared to the corresponding periods in 2008.

Brokerage commissions are calculated as a percentage of the Partnership’s net asset value as of the last day of each month and are affected by trading performance and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. Brokerage commissions and fees for the three and six months ended June 30, 2009 decreased by $147,767 and $207,728, respectively, as compared to the corresponding periods in 2008. The decrease in brokerage commissions is due to lower average net assets during the three and six months ended June 30, 2009 as compared to the corresponding periods in 2008.

Management fees are calculated as a percentage of the Partnership’s adjusted net asset value as of the end of the month and are affected by trading performance and redemptions. Management fees for the three and six months ended June 30, 2009 decreased by $46,849 and $57,503, respectively, as compared to the corresponding periods in 2008. The decrease in management fees is due to lower average net assets during the three and six months ended June 30, 2009 as compared to the corresponding periods in 2008.

Incentive fees are based on the new trading profits generated by each Advisor at the end of the quarter as defined in the advisory agreements between the Partnership, the General Partner and each Advisor. Trading performance for the three and six months ended June 30, 2009 resulted in incentive fees of $7,581. Trading performance for the three and six months ended June 30, 2008 resulted in incentive fees of $359,116 and $714,824, respectively.

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

The following tables indicates the trading Value at Risk associated with the Partnership’s investments in the Funds by market category as of June 30, 2009 and the highest, lowest and average value during the three months ended June 30, 2009. All open position trading risk exposures of the Partnership have been included in calculating the figures set forth below. There have been no material changes in the trading Value at Risk information previously disclosed in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2008.

As of June 30, 2009, Winton Master’s total capitalization was $496,811,774, the Partnership owned approximately 2.3% of Winton Master.

June 30, 2009
(Unaudited)

			Three Months Ended June 30, 2009
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*
Currencies	$8,859,097	1.78%	$8,859,097	$3,479,307	$5,498,936
Energy	1,328,142	0.27%	2,627,998	421,858	1,607,888
Grains	1,735,598	0.35%	1,751,852	1,506,767	1,639,557
Interest Rates U.S.	1,956,170	0.39%	4,289,355	1,412,777	2,653,818
Interest Rates Non-U.S.	4,517,638	0.91%	6,588,104	2,841,339	4,285,101
Livestock	235,616	0.05%	425,655	235,616	381,686
Metals	2,026,388	0.41%	2,629,647	849,000	2,287,274
Softs	479,423	0.10%	1,269,508	479,423	950,433
Indices	5,803,898	1.17%	6,425,774	2,321,055	5,287,835

Total	$26,941,970	5.43%

*	Average of month-end Values at Risk.

As of June 30, 2009, Willowbridge Master’s total capitalization was $253,633,732. The Partnership owned approximately 3.2% of Willowbridge Master.

June 30, 2009
(Unaudited)

			Three Months Ended June 30, 2009
	Value	% of Total	High Value	Low Value	Average Value
Market Sector	at Risk	Capitalization	at Risk	at Risk	at Risk*

Currencies	$13,118,128	5.18%	$13,147,160	$5,538,108	$8,545,585
Energy	12,294,113	4.85%	12,294,113	3,461,603	7,404,729
Grains	3,284,044	1.29%	5,919,480	714,826	3,531,527
Interest Rates U.S.	4,041,900	1.59%	5,954,715	1,232,010	2,404,608
Interest Rates Non-U.S.	3,643,986	1.44%	7,303,934	2,589,407	4,302,563
Softs	1,021,440	0.40%	2,249,100	320,040	1,392,978

Total	$37,403,611	14.75%

* Average of month-end Values at Risk.

As of June 30, 2009, Graham Master’s total capitalization was $165,989,985. The Partnership owned approximately 6.3% of Graham Master.

June 30, 2009
(Unaudited)

			Three Months Ended June 30, 2009
	Value	% of Total	High Value	Low Value	Average Value
Market Sector	at Risk	Capitalization	at Risk	at Risk	at Risk*

Currencies	$3,102,364	1.87%	$7,588,894	$3,102,364	$5,298,470
Energy	1,355,746	0.82%	3,017,929	951,459	1,590,887
Grains	258,736	0.15%	1,356,550	190,880	839,923
Interest Rates U.S.	418,266	0.25%	2,310,120	355,318	1,097,898
Interest Rates Non-U.S.	818,966	0.49%	3,850,371	818,966	2,316,813
Livestock	46,575	0.03%	160,380	1,080	78,671
Metals	628,262	0.38%	1,223,707	303,915	613,811
Softs	574,090	0.35%	1,041,887	492,343	733,819
Indices	5,683,722	3.42%	8,672,872	1,905,290	5,108,007

Total	$12,886,727	7.76%

*	Average of month-end Values at Risk.

As of June 30, 2009, Eckhardt Master’s total capitalization was $18,469,108. The Partnership owned approximately 31.7% of Eckhardt Master.

June 30, 2009
(Unaudited)

			Three Months Ended June 30, 2009

		% of Total	High Value	Low Value	Average Value
Market Sector	Value at Risk	Capitalization	at Risk	at Risk	at Risk*

Currencies	$422,065	2.29%	$422,065	$9,044	$199,305
Energy	110,625	0.60%	597,050	22,050	278,817
Grains	120,975	0.65%	362,365	10,800	192,002
Interest Rates Non-U.S.	107,096	0.58%	528,463	68,741	241,206
Metals	191,195	1.03%	369,340	16,196	173,718
Softs	118,810	0.64%	157,263	64,434	108,961
Indices	252,171	1.37%	253,026	22,367	196,373

Total	$1,322,937	7.16%

*	Average of month-end Values at Risk.

As of June 30, 2009, Sandridge Master’s total capitalization was $551,749,974. The Partnership owned approximately 0.5% of Sandridge Master.

June 30, 2009
(Unaudited)

			Three Months Ended June 30, 2009

		% of Total	High Value	Low Value	Average Value
Market Sector	Value at Risk	Capitalization	at Risk	at Risk	at Risk*
Energy	$27,679,472	5.02%	$37,013,942	$11,157,117	$23,300,777

Total	$27,679,472	5.02%

*	Average of month-end Values at Risk.

Item 4T.	Controls and Procedures

The Partnership’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Partnership on the reports that it files or submits under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods expected in the Commission’s rules and forms. Disclosed controls and procedures include controls and procedures designed to ensure that information required to be disclosed by the Partnership in the reports it files is accumulated and communicated to management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) of the General Partner, to allow for timely decisions regarding required disclosure and appropriate SEC filings.

Management is responsible for ensuring that there is an adequate and effective process for establishing, maintaining and evaluating disclosure controls and procedures for the Partnership’s external disclosures.

The General Partner’s CEO and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-115(e) under the Exchange Act) as of June 30, 2009 and, based on that evaluation, the CEO and CFO have concluded that at that date the Partnership’s disclosure controls and procedures were effective.

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

There were no changes in the Partnership’s internal control over financial reporting during the fiscal quarter ended June 30, 2009 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.	Legal Proceedings

The following information supplements and amends our discussion set forth under Part I, Item 3 “Legal Proceedings” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008, as updated by our Quarterly Report on Form 10-Q for the quarter ended March 31, 2009. There are no material legal proceedings pending against the Partnership of the General Partner.
Enron-Related Civil Actions

On May 14, 2009, a settlement agreement was executed among the parties in Acquisition Partners, L.P., et al. v. J.P. Morgan Chase & Co., et al., and Avenue Capital Management II, L.P., et al. v. J.P. Morgan Chase & Co., et al. On June 3, 2009, a settlement agreement was executed among the parties in UniCredito Italiano, SpA, et al. v. J.P. Morgan Chase Bank, et. al. The three actions, which were consolidated and pending trial in the United States District Court for the Southern District of New York, were brought against Citigroup and certain of its affiliates, including CGM) and JPMorgan Chase and certain of its affiliates, in their capacity as co-agents on certain Enron revolving credit facilities. Pursuant to the settlements, the cases were dismissed with prejudice.
Subprime Mortgage-Related Litigation

On May 7, 2009, Buckingham v. Citigroup Inc., et al. and Chen v. Citigroup Inc., et al. were consolidated with In re Citigroup Inc. Bond Litigation.

On May 11, 2009, a putative class action Asher, et al. v. Citigroup Inc., et al. was filed in the United States District Court for the Southern District of New York alleging violations of the Securities Act of 1933 in connection with plaintiffs’ investments in certain offerings of preferred stock issued by the Citigroup. On May 15, 2009, plaintiffs in In re Citigroup Inc. Bond Litigation requested that Asher, et al. v. Citigroup Inc., et al. and Pellegrini v. Citigroup Inc., et al. be consolidated with In re Citigroup Inc. Bond Litigation.

On May 20, 2009, Epirus Capital Management, LLC, et al. v. Citigroup Inc., et al. was designated as related to In re Citigroup Inc. Securities Litigation. On June 10 and June 24, 2009, defendants filed motions to dismiss the verified complaint.
Auction Rate Securities-Related Litigation

Securities Actions. On June 10, 2009, the Judicial Panel on Multidistrict Litigation granted CGM’s motion to transfer American Eagle Outfitters, Inc., et al. v. Citigroup Global Markets Inc. from the United States District Court for the Western District of Pennsylvania to the United States District Court for the Southern District of New York, where it will be coordinated with In re Citigroup Inc. Auction Rate Securities Litigation and Finn v. Smith Barney, et al. On June 17, 2009, the Judicial Panel on Multidistrict Litigation issued an order conditionally transferring three other individual auction rate securities actions pending against CGM in other federal courts to the United States District Court for the Southern District of New York. Plaintiffs in those actions have opposed their transfer.

On April 1, 2009, Texas Instruments Inc. v. Citigroup Global Markets Inc. et al. was filed in Texas state court asserting violations of state securities law by CGM, BNY Capital Markets, Inc. and Morgan Stanley & Co., Inc. Defendants removed the case to the United States District Court for the Northern District of Texas, and plaintiff has moved to have it remanded to state court. On May 8, 2009, CGM filed a motion to sever the claims against it from the claims against its co-defendants.

Governmental and Regulatory Actions. Citigroup and certain of its affiliates are subject to formal and informal investigations, as well as subpoenas and/or requests for information, from various governmental and self-regulatory agencies relating to auction rate securities. Citigroup and its affiliates are cooperating fully and are engaged in discussions on these matters.

Falcon and ASTA/MAT-Related Litigation

Marie Raymond Revocable Trust, et al. v. MAT Five LLC, et al. On June 19, 2009, the Delaware Supreme Court denied the appeal of the settlement objectors from the Delaware Chancery Court’s approval of the settlement of this matter and affirmed the order approving the settlement.

In re MAT Five Securities Litigation. On July 8, 2009, the United States District Court for the Southern District of New York approved the voluntary dismissal of this action.

ECA Acquisitions, Inc., et al. v. MAT Three LLC, et al. On May 1, 2009, the United States District Court for the Southern District of New York denied plaintiffs’ motion to remand this action to state court. On July 15, 2009, plaintiffs filed an amended complaint.

Zentner v. Citigroup, et al. (Putative class action concerning In re MAT Two Securities Litigation, In re MAT Three Securities Litigation and In re MAT Five Securities Litigation.) On July 8, 2009, the United States District Court for the Southern District of New York dismissed this action, without prejudice, in connection with the dismissal of In re MAT Five Securities Litigation.

Zentner v. Citigroup, et al. (Putative class action concerning Falcon Plus.) On May 19, 2009, the New York Supreme Court issued a letter order, stating that it would approve a settlement of plaintiff’s individual claims. Plaintiff filed a stipulation dismissing this action on July 6, 2009.
Other Matters

Underwriting Actions. In its capacity as a member of various underwriting syndicates, CGM has been named as a defendant in several subprime-related actions asserted against various issuers of debt and other securities. Most of these actions involve claims asserted on behalf of putative classes of purchasers of securities for alleged violations of Sections 11 and 12(a)(2) of the Securities Act of 1933.

American Home Mortgage. On July 7, 2009, lead plaintiffs filed a motion in In re American Home Mortgage Securities Litigation for preliminary approval of settlements reached with all defendants (including Citigroup and CGM).

American International Group. On March 20, 2009, four putative class actions were consolidated by the United States District Court for the Southern District of New York under the caption In re American International Group, Inc. 2008 Securities Litigation. Plaintiffs filed a consolidated amended complaint on May 19, 2009. These actions allege violations of Sections 11, 12, and 15 of the Securities Act of 1933 arising out of allegedly false and misleading statements contained in the registration statements and prospectuses issued in connection with offerings of American International Group debt securities and common stock, some of which were underwritten by CGM.

Item 1A.	Risk Factors.

There are no material changes from the risk factors set forth under Part  I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008 and under Part II, Item IA “Risk Factors” in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2009.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

The Partnership no longer offers Redeemable Units at the Net Asset Value per Redeemable Unit as of the end of each month.

The following chart sets forth the purchases of Redeemable Units by the Partnership.

				(d) Maximum Number
				(or Approximate
			(c) Total Number of	Dollar Value) of
			Units	Units
	(a) Total	(b) Average Price	Purchased as Part	that May Yet Be
	Number of	Paid per	of Publicly Announced	Purchased Under the
Period	Units Purchased*	Unit**	Plans or Programs	Plans or Programs
April 1, 2009 — April 30, 2009	1,245.9758	$1,870.05	N/A	N/A
May 1, 2009 — May 31, 2009	194.3359	$1,951.20	N/A	N/A
June 1, 2009 — June 30, 2009	411.7571	$1,879.19	N/A	N/A
	1,852.0688	$1,880.60

*	Generally, Limited Partners are permitted to redeem their Redeemable Units as of the end of each month on 10 days’ notice to the General Partner. Under certain circumstances, the General Partner can compel redemption but, to date, the General Partner has not exercised this right. Purchases of Redeemable Units by the Partnership reflected in the chart above were made in the ordinary course of the Partnership’s business in connection with effecting redemptions for Limited Partners.

**	Redemptions of Redeemable Units are effected as of the last day of each month at the Net Asset Value per Redeemable Unit as of that day.

Item 3.	Defaults Upon Senior Securities — None

Item 4.	Submission of Matters to a Vote of Security Holders — None

Item 5.	Other Information

Morgan Stanley/Citigroup Joint Venture

On June 1, 2009, Morgan Stanley and Citigroup entered into a joint venture that combined Morgan Stanley’s Global Wealth Management Group and the Smith Barney division of CGM. The joint venture created Morgan Stanley Smith Barney Holdings LLC (“MSSB Holdings”). MSSB Holdings owns Morgan Stanley Smith Barney LLC (“MSSB”), a newly registered non-clearing futures commission merchant and a member of the National Futures Association. MSSB acts as an additional selling agent for the Partnership. As of July 31, 2009, Morgan Stanley, indirectly through various subsidiaries, owns 51% of MSSB Holdings, CGM directly owns 49% of MSSB Holdings, and Citigroup, indirectly through its intermediate subsidiaries, wholly owns CGM.

Item 6.	Exhibits

The exhibits required to be filed by Item 601 of Regulation S-K are incorporated herein by reference to the exhibit index of the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2008.
Exhibit-10- Joinder Agreement among the Partnership, Citigroup Managed Futures LLC, Citigroup Global Markets Inc. and Morgan Stanley Smith Barney LLC.

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

Date: August 14, 2009

By:	/s/ Jennifer Magro
Jennifer Magro
Chief Financial Officer and Director

Date: August 14, 2009