Form 10-Q
period 2009-09-30
DIVERSIFIED MULTI-ADVISOR FUTURES FUND L.P.
filed 2009-11-16
CIK 911503

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended September 30, 2009

OR ( ) TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission File Number 000-26132

DIVERSIFIED MULTI-ADVISOR FUTURES FUND L.P.
(Exact name of registrant as specified in its charter)

New York	13-3729162

(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

c/o Ceres Managed Futures LLC
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

Yes           No  X

As of October 31, 2009, 18,377.1918 Limited Partnership Redeemable Units were outstanding.

DIVERSIFIED MULTI-ADVISOR FUTURES FUND L.P.
FORM 10-Q
INDEX

		Page
		Number

PART I – Financial Information:
Item 1.	Financial Statements:
	Statements of Financial Condition at September 30, 2009 and December 31, 2008 (unaudited)	3
	Schedules of Investments at September 30, 2009 and December 31, 2008 (unaudited)	4 – 5
	Statements of Income and Expenses and Changes in Partners’ Capital for the three and nine months ended September 30, 2009 and 2008 (unaudited)	6
	Notes to Financial Statements (unaudited)	7 – 15
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16 – 18
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	19 – 22
Item 4.	Controls and Procedures	23

PART II – Other Information		24 – 27
Exhibits

3.2(b)	Certificate of Amendment of the Certificate of Limited Partnership, dated October 1, 1999
3.2(c)	Certificate of Amendment of the Certificate of Limited Partnership, dated May 21, 2003
3.2(d)	Certificate of Amendment of the Certificate of Limited Partnership, dated September 21, 2005
3.2(e)	Certificate of Amendment of the Certificate of Limited Partnership, dated September 19, 2008
31.1	Certification
31.2	Certification
32.1	Certification
32.2	Certification

PART I

Item 1. Financial Statements

Diversified Multi-Advisor Futures Fund L.P.
Statements of Financial Condition
(Unaudited)

	September 30,	December 31,
	2009	2008
Assets:
Investment in Partnerships, at fair value	$36,059,404	$49,607,769
Cash	95,476	69,501

Total assets	36,154,880	49,677,270

Liabilities and Partners’ Capital:
Liabilities:
Accrued expenses:
Brokerage commissions	$165,710	$227,687
Management fees	55,510	76,444
Incentive fees	29,522	189,867
Other	30,556	41,882
Redemptions payable	236,254	850,367

Total liabilities	517,552	1,386,247

Partners’ Capital:
General Partner, 280.4039 and 835.3289 Unit equivalents outstanding at September 30, 2009 and December 31, 2008, respectively	527,958	1,695,634
Limited Partners, 18,646.8877 and 22,954.4913 Redeemable Units of Limited Partnership Interest outstanding at September 30, 2009 and December 31, 2008, respectively	35,109,370	46,595,389

Total partners’ capital	35,637,328	48,291,023

Total liabilities and partners’ capital	$36,154,880	$49,677,270

See accompanying notes to financial statements.

Diversified Multi-Advisor Futures Fund L.P.
Schedule of Investments
September 30, 2009
(Unaudited)

		% of Partners’
	Fair Value	Capital

Investment in Partnerships
CMF Winton Master L.P.	$10,649,739	29.88%
CMF Willowbridge Argo Master Fund L.P.	6,870,288	19.28
CMF Graham Capital Master Fund L.P.	9,802,011	27.51
CMF Eckhardt Master Fund L.P.	5,750,030	16.13
CMF Sandridge Master Fund L.P.	2,987,336	8.38

Total investment in Partnerships, at fair value	$36,059,404	101.18%

See accompanying notes to financial statements.

Diversified Multi-Advisor Futures Fund L.P.
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

Diversified Multi-Advisor Futures Fund L.P.
Statements of Income and Expenses and Changes in Partners’ Capital
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Income:
Net gains (losses) on trading of commodity interests and investment in Partnerships:
Net realized gains (losses) on investment in Partnerships	$(713,810)	$339,946	$(1,381,253)	$8,285,268
Change in net unrealized gains (losses) on investment in Partnerships	1,496,308	(2,290,875)	445,861	(1,013,508)

Gain (loss) from trading, net	782,498	(1,950,929)	(935,392)	7,271,760
Interest income from investment in Partnerships	8,010	144,913	26,361	493,275

Total income (loss)	790,508	(1,806,016)	(909,031)	7,765,035

Expenses:
Brokerage commissions including clearing fees	529,367	691,785	1,759,736	2,129,882
Management fees	169,474	224,407	572,410	684,846
Incentive fees	21,941	27,300	29,522	742,124
Other	33,853	30,519	147,495	102,253

Total expenses	754,635	974,011	2,509,163	3,659,105

Net income (loss)	35,873	(2,780,027)	(3,418,194)	4,105,930
Additions-General Partner	—	—	—	1,000,000
Redemptions-General Partner	—	—	(1,037,738)	—
Redemptions-Limited Partners	(2,029,923)	(1,324,214)	(8,197,763)	(4,685,935)

Net increase (decrease) in Partners’ Capital	(1,994,050)	(4,104,241)	(12,653,695)	419,995
Partners’ Capital, beginning of period	37,631,378	51,921,873	48,291,023	47,397,637

Partners’ Capital, end of period	$35,637,328	$47,817,632	$35,637,328	$47,817,632

Net Asset Value per Unit (18,927.2916 and 25,224.6678 Units outstanding at September 30, 2009 and 2008, respectively)	$1,882.85	$1,895.67	$1,882.85	$1,895.67

Net income (loss) per Redeemable Unit of Limited Partnership Interest and General Partner Unit equivalent	$3.66	$(106.63)	$(147.05)	$153.78

Weighted average units outstanding	19,646.7281	25,713.0649	21,414.5412	26,190.0561

See accompanying notes to financial statements.

Diversified Multi-Advisor Futures Fund L.P.
Notes to Financial Statements
September 30, 2009
(Unaudited)

1.	General:

Diversified Multi-Advisor Futures Fund L.P., (formerly Smith Barney Diversified Futures Fund L.P.) (the “Partnership”) is a limited partnership that was organized under the partnership laws of the State of New York on August 13, 1993 to engage, directly or indirectly, in the speculative trading of a diversified portfolio of commodity interests including futures contracts, options, swaps and forward contracts. The sectors traded include currencies, energy, grains, indices, U.S. and non-U.S. interest rates, livestock, lumber, metals and softs. The commodity interests that are traded by the Funds, (as defined in Note 5 “Investment in Partnerships”) are volatile and involve a high degree of market risk. The Partnership commenced trading operations on January 12, 1994.

Ceres Managed Futures LLC (formerly Citigroup Managed Futures LLC), a Delaware limited liability company, acts as the general partner (the “General Partner”) and commodity pool operator of the Partnership. The General Partner is wholly owned by Morgan Stanley Smith Barney Holdings LLC (“MSSB Holdings”), a newly registered non-clearing futures commission merchant and a member of the National Futures Association. Morgan Stanley, indirectly through various subsidiaries, owns 51% of MSSB Holdings. Citigroup Global Markets Inc. (“CGM”), the commodity broker and a selling agent for the Partnership, owns 49% of MSSB Holdings. Citigroup Inc. (“Citigroup”), indirectly through various subsidiaries, wholly owns CGM. Prior to July 31, 2009, the date as of which MSSB Holdings became its owner, the General Partner was wholly owned by Citigroup Financial Products Inc., a wholly owned subsidiary of Citigroup Global Markets Holdings Inc., the sole owner of which is Citigroup.

As of September 30, 2009, all trading decisions are made for the Partnership by Willowbridge Associates, Inc. (“Willowbridge”), Winton Capital Management Limited (“Winton”), Graham Capital Management L.P. (“Graham”), Eckhardt Trading Company (“Eckhardt”) and Sandridge Capital LP, (“Sandridge”) (each an “Advisor” and collectively, the “Advisors”). Campbell & Company, Inc. was terminated as of May 31, 2009. Sandridge was added as an advisor to the Partnership on June 1, 2009. Each Advisor is allocated a portion of the Partnership’s assets to manage. The Partnership invests the portion of its assets allocated to each of the Advisors indirectly through investments in master funds.

The General Partner and each Limited Partner share in the profits and losses of the Partnership in proportion to the amount of Partnership interest owned by each except that no Limited Partner shall be liable for obligations of the Partnership in excess of their initial capital contribution and profits, if any, net of distributions.

The accompanying financial statements are unaudited but, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the Partnership’s financial condition at September 30, 2009 and December 31, 2008, and the results of its operations and changes in partners’ capital for the three and nine months ended September 30, 2009 and 2008. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. You should read these financial statements together with the financial statements and notes included in the Partnership’s annual report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) for the year ended December 31, 2008.

The preparation of financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, income and expenses, and related disclosures of contingent assets and liabilities in the financial statements and accompanying notes. In making these estimates and assumptions, management has considered the effects, if any, of events occurring after the date of the Partnership’s Statements of Financial Condition through November 16, 2009, which is the date the financial statements were issued. As a result, actual results could differ from these estimates.

On July 1, 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, also known as FASB Accounting Standards Codification (“ASC”) 105-10, “Generally Accepted Accounting Principles” (“ASC 105-10”) (the “Codification”). ASC 105-10 established the exclusive authoritative reference for U.S. GAAP for use in financial statements except for SEC rules and interpretive releases, which are also authoritative GAAP for SEC registrants. The Codification supersedes all existing non-SEC accounting and reporting standards. Codification became the single source of authoritative accounting principles generally accepted in the United States and applies to all financial statements issued after September 15, 2009.

The Partnership is not required to provide a Statement of Cash Flows as permitted by ASC 230-10 Statement of Cash Flows (formerly, FAS No. 102, “Statement of Cash Flows Exemption of Certain Enterprises and Classification of Cash Flows from Certain Securities Acquired for Resale”).

Due to the nature of commodity trading, the results of operations for the interim periods presented should not be considered indicative of the results that may be expected for the entire year.

Certain prior period amounts have been reclassified to conform to current year presentation.

Diversified Multi-Advisor Futures Fund L.P.
Notes to Financial Statements
September  30, 2009
(Unaudited)

2.	Financial Highlights:

Changes in the Net Asset Value per Redeemable Unit of Limited Partnership Interest for the three and nine months ended September 30, 2009 and 2008 were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Net realized and unrealized gains (losses)*	$14.70	$(101.28)	$(113.15)	$193.03
Interest income	0.41	5.63	1.24	18.72
Expenses**	(11.45)	(10.98)	(35.14)	(57.97)

Increase (decrease) for the period	3.66	(106.63)	(147.05)	153.78
Net Asset Value per Redeemable Unit, beginning of period	1,879.19	2,002.30	2,029.90	1,741.89

Net Asset Value per Redeemable Unit, end of period	$1,882.85	$1,895.67	$1,882.85	$1,895.67

*	Includes brokerage commissions.

**	Excludes brokerage commissions.

Ratios to average net assets:***
Net investment income (loss) before incentive fees****	(7.9)%	(6.5)%		(8.1)%		(6.6)%

Operating expense	8.0%	7.7%		8.2%		7.9%
Incentive fees	0.1%	0.1%		0.1%		1.5%

Total expenses	8.1%	7.8%		8.3%		9.4%

Total return:
Total return before incentive fees	0.3%	(5.3)%		(7.2)%		10.5%
Incentive fees	(0.1)%	0.0	%*****	0.0	%*****	(1.7)%

Total return after incentive fees	0.2%	(5.3)%		(7.2)%		8.8%

***	Annualized (other than incentive fees).

****	Interest income less total expenses.

*****	Due to rounding.

The above ratios may vary for individual investors based on the timing of capital transactions during the period. Additionally, these ratios are calculated for the Limited Partner class using the Limited Partners’ share of income, expenses and average net assets.

3.	Trading Activities:

The Partnership was formed for the purpose of trading contracts in a variety of commodity interests, including derivative financial instruments and derivative commodity instruments. The Partnership’s investments are in other partnerships which trade these instruments. The results of the Partnership’s trading activities are resulting from its investment in other partnerships as shown in the Statements of Income and Expenses and Changes in Partners’ Capital.

The customer agreement between the Partnership and CGM gives the Partnership the legal right to net unrealized gains and losses on open futures and forward contracts. The Partnership nets, for financial reporting purposes, the unrealized gains and losses on open futures and forward contracts on the Statements of Financial Condition as the criteria under ASC 210-20, Balance Sheet (formerly, FIN No. 39, “Offsetting of Amounts Related to Certain Contracts”) have been met.

Diversified Multi-Advisor Futures Fund L.P.
Notes to Financial Statements
September 30, 2009
(Unaudited)

Brokerage commissions are calculated as a percentage of the Partnership’s adjusted net asset value on the last day of each month and are affected by trading performance, additions and redemptions.

The Partnership adopted ASC 815-10, Derivatives and Hedging (formerly, FAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities”) as of January 1, 2009 which requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. ASC 815-10 only expands the disclosure requirements for derivative instruments and related hedging activities and has no impact on the Statements of Financial Condition or Statements of Income and Expenses and Changes in Partners’ Capital.

4.	Fair Value Measurements:

Investments.  All commodity interests (including derivative financial instruments and derivative commodity instruments), through its investment in other partnerships, are held for trading purposes. The commodity interests are recorded on trade date and open contracts are recorded at fair value (as described below) at the measurement date. Investments in commodity interests denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing at the measurement date. Gains or losses are realized when contracts are liquidated. Unrealized gains or losses on open contracts are included as a component of equity in trading account on the Statements of Financial Condition. Realized gains or losses and any change in net unrealized gains or losses from the preceding period are reported in the Statements of Income and Expenses and Changes in Partners’ Capital.

Fair Value Measurements.  The Partnership and the Funds (as defined in Note 5 “Investment in Partnerships”) adopted ASC 820-10 Fair Value Measurements and Disclosures (formerly, FAS No. 157, “Fair Value Measurements”) as of January 1, 2008 which defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820-10 establishes a framework for measuring fair value and expands disclosures regarding fair value measurements in accordance with GAAP. The fair value hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to fair values derived from unobservable inputs (Level 3). The level in the fair value hierarchy within which the fair value measurement in its entirety falls shall be determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Partnership and the Funds did not apply the deferral allowed by ASC 820-10, for nonfinancial assets and nonfinancial liabilities measured at fair value on a nonrecurring basis.

The Funds consider prices for exchange traded commodity futures, forwards and options contracts to be based on unadjusted quoted prices in active markets for identical assets (Level 1). The values of non exchange traded forwards, swaps and certain options contracts for which market quotations are not readily available, are priced by broker-dealers who derive fair values for those assets from observable inputs (Level 2). Investments in partnerships (other commodity pools) where there are no other rights or obligations inherent within the ownership interest held by the Partnership are priced based on the end of the day net asset value (Level 2). The value of the Partnership’s investments in partnerships reflects its proportional interest in the partnerships. As of and for the periods ended September 30, 2009 and December 31, 2008, the Funds did not hold any derivative instruments that are priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).

		Quoted Prices in
		Active Markets	Significant Other	Significant
		for Identical	Observable Inputs	Unobservable
	September 30, 2009	Assets (Level 1)	(Level 2)	Inputs (Level 3)

Assets
Investment in Partnerships	$36,059,404	$—	$36,059,404	$—

Total fair value	$36,059,404	$—	$36,059,404	$—

		Quoted Prices in
		Active Markets	Significant Other	Significant
		for Identical	Observable Inputs	Unobservable
	December 31, 2008	Assets (Level 1)	(Level 2)	Inputs (Level 3)

Assets
Investment in Partnerships	$49,607,769	$—	$49,607,769	$—

Total fair value	$49,607,769	$—	$49,607,769	$—

Diversified Multi-Advisor Futures Fund L.P.
Notes to Financial Statements
September 30, 2009
(Unaudited)

5.	Investment in Partnerships:

On November 1, 2004, the assets allocated to Winton for trading were invested in CMF Winton Master L.P. (“Winton Master”) a limited partnership organized under the partnership laws of the State of New York. The Partnership purchased 15,054.1946 Units of Winton Master with cash of $14,251,586, and a contribution of open commodity futures and forward contracts with a fair value of $802,609. Winton Master was formed in order to permit commodity pools managed now or in the future by Winton using its Diversified Program, a proprietary systematic trading system, to invest together in one trading vehicle. The General Partner is also the general partner of Winton Master. Individual and pooled accounts currently managed by Winton, including the Partnership, are permitted to be limited partners of Winton Master. The General Partner and Winton believe that trading through this structure should promote efficiency and economy in the trading process.

On January 1, 2005, the assets allocated to Campbell for trading were invested in CMF Campbell Master Fund L.P. (“Campbell Master”), a limited partnership organized under the partnership laws of the State of New York. The Partnership purchased 19,621.1422 Units of Campbell Master with cash of $19,428,630, and a contribution of open commodity futures and forward contracts with a fair value of $192,512. Campbell Master was formed in order to permit commodity pools managed now or in the future by Campbell using its Financials Metals and Energy (“FME”) Portfolio, a proprietary systematic trading system, to invest together in one trading vehicle. The Partnership fully redeemed its investment in Campbell Master on May 31, 2009 for cash equal to $2,818,836.

On July 1, 2005, the assets allocated to Willowbridge for trading were invested in CMF Willowbridge Argo Master Fund L.P. (“Willowbridge Master”), a limited partnership organized under the partnership laws of the State of New York. The Partnership purchased 12,259.3490 Units of Willowbridge Master with cash of $11,118,119, and a contribution of open commodity futures and forward contracts with a fair value of $1,141,230. Willowbridge Master was formed in order to permit commodity pools managed now or in the future by Willowbridge using its Argo Trading Program, a proprietary systematic trading system, to invest together in one trading vehicle. The General Partner is also the general partner of Willowbridge Master. Individual and pooled accounts currently managed by Willowbridge, including the Partnership, are permitted to be limited partners of Willowbridge Master. The General Partner and Willowbridge believe that trading through this structure should promote efficiency and economy in the trading process.

On April 1, 2006, the assets allocated to Graham for trading were invested in CMF Graham Capital Master Fund L.P. (“Graham Master”), a limited partnership organized under the partnership laws of the State of New York. The Partnership purchased 14,741.1555 Units of Graham Master with cash of $14,741,156. Graham Master was formed in order to permit accounts managed now and in the future by Graham using its K4D-12.5 Program, a proprietary systematic trading system, to invest together in one trading vehicle. The General Partner is also the general partner of Graham Master. Individual and pooled accounts currently managed by Graham, including the Partnership, are permitted to be limited partners of Graham Master. The General Partner and Graham believe that trading through this structure promotes efficiency and economy in the trading process.

On April 1, 2008, the assets allocated to Eckhardt for trading were invested in CMF Eckhardt Master Fund L.P. (“Eckhardt Master”), a limited partnership organized under the partnership laws of the State of New York. The Partnership purchased 7,000.0000 Units of Eckhardt Master with cash of $7,000,000. Eckhardt Master was formed in order to permit commodity pools managed now or in the future by Eckhardt using its Standard Program, a proprietary systematic trading system, to invest together in one trading vehicle. The General Partner is also the general partner of Eckhardt Master. Individual and pooled accounts currently managed by Eckhardt, including the Partnership, are permitted to be limited partners of Eckhardt Master. The General Partner and Eckhardt believe that trading through this structure should promote efficiency and economy in the trading process.

Diversified Multi-Advisor Futures Fund L.P.
Notes to Financial Statements
September 30, 2009
(Unaudited)

On June 1, 2009, the assets allocated to Sandridge for trading were invested in CMF Sandridge Master Fund L.P. (“Sandridge Master”), a limited partnership organized under the partnership laws of the State of New York. The Partnership purchased 1,370.9885 Units of Sandridge Master with cash of $2,818,836. Sandridge was formed in order to permit accounts managed now and in the future by Sandridge using its Energy Program, a proprietary, discretionary trading system, to invest together in one trading vehicle. The General Partner is also the general partner of Sandridge Master. Individual and pooled accounts currently managed by Sandridge, including the Partnership, are permitted to be limited partners of Sandridge Master. The General Partner and Sandridge believe that trading through this structure promotes efficiency and economy in the trading process.

The General Partner is not aware of any material changes to the trading programs discussed above during the fiscal quarter ended September 30, 2009.

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

As of September 30, 2009 the Partnership owned approximately 2.0%, 2.9%, 5.8%, 31.1% and 0.5% of Winton Master, Willowbridge Master, Graham Master, Eckhardt Master and Sandridge Master respectively. At December 31, 2008 the Partnership owned approximately 2.6%, 5.6%, 3.6%, 5.0% and 31.0% of Winton Master, Campbell Master, Willowbridge Master, Graham Master and Eckhardt Master, respectively. It is Winton’s, Willowbridge’s, Graham’s, Eckhardt’s and Sandridge’s intention to continue to invest the assets allocated to each by the Partnership in Winton Master, Willowbridge Master, Graham Master, Eckhardt Master and Sandridge Master respectively. The performance of the Partnership is directly affected by the performance of the Funds. Expenses to investors as a result of the investment in the Funds are approximately the same and redemption rights are not affected.

Diversified Multi-Advisor Futures Fund L.P.
Notes to Financial Statements
September 30, 2009
(Unaudited)

Summarized information reflecting the total assets, liabilities and capital for the Funds is shown in the following tables.

	September 30, 2009
	Total Assets	Total Liabilities	Total Capital
Winton Master	$524,755,608	$442,584	$524,313,024
Willowbridge Master	238,192,320	30,172	238,162,148
Graham Master	168,037,387	14,694	168,022,693
Eckhardt Master	18,505,502	41,281	18,464,221
Sandridge Master	621,430,942	752,175	620,678,767

Total	$1,570,921,759	$1,280,906	$1,569,640,853

	December 31, 2008
	Total Assets	Total Liabilities	Total Capital
Winton Master	$548,586,877	$835,334	$547,751,543
Campbell Master	127,587,225	112,263	127,474,962
Willowbridge Master	297,439,763	19,759	297,420,004
Graham Master	227,483,547	2,992,605	224,490,942
Eckhardt Master	20,544,954	15,519	20,529,435

Total	$1,221,642,366	$3,975,480	$1,217,666,886

Diversified Multi-Advisor Futures Fund L.P.
Notes to Financial Statements
September 30, 2009
(Unaudited)

Summarized information reflecting the net gain (loss) from trading, total income (loss) and net income (loss) for the Funds are shown in the following tables.

	For the three months ended September 30, 2009
	Gain (Loss) from	Total Income
	Trading, net	(Loss)	Net Income (Loss)
Winton Master	$7,322,348	$7,447,037	$7,339,274
Willowbridge Master	(20,085,700)	(20,026,877)	(20,139,642)
Graham Master	14,413,920	14,449,688	14,240,193
Eckhardt Master	893,553	897,568	858,478
SandRidge Master	34,131,288	34,264,993	34,047,914

Total	$36,675,409	$37,032,409	$36,346,217

	For the nine months ended September 30, 2009
	Gain (Loss) from	Total Income
	Trading, net	(Loss)	Net Income (Loss)
Winton Master	$(29,310,166)	$(28,936,214)	$(29,217,064)
Campbell Master	(2,611,292)	(2,551,214)	(2,628,145)
Willowbridge Master	(23,802,080)	(23,622,469)	(23,895,630)
Graham Master	10,826,683	10,942,253	10,429,707
Eckhardt Master	117,273	129,528	38,338
SandRidge Master	106,906,561	107,255,829	106,581,046

Total	$62,126,979	$63,217,713	$61,308,252

	For the three months ended September 30, 2008
	Gain (Loss) from	Total Income
	Trading, net	(Loss)	Net Income (Loss)
Winton Master	$(39,233,959)	$(37,573,727)	$(37,692,795)
Campbell Master	(4,786,916)	(4,320,336)	(4,356,671)
Willowbridge Master	8,930,938	9,817,051	9,686,363
Graham Master	(8,833,929)	(8,216,506)	(8,473,481)
Eckhardt Master	(1,688,169)	(1,616,809)	(1,641,549)

Total	$(45,612,035)	$(41,910,327)	$(42,478,133)

	For the nine months ended September 30, 2008
	Gain (Loss) from	Total Income
	Trading, net	(Loss)	Net Income (Loss)
Winton Master	$59,111,379	$64,841,142	$64,405,072
Campbell Master	7,436,006	9,289,461	9,163,431
Willowbridge Master	87,588,256	90,440,613	90,089,941
Graham Master	29,103,729	31,236,297	30,332,774
Eckhardt Master	432,317	575,667	500,679

Total	$183,671,687	$196,383,180	$194,491,897

Summarized information reflecting the Partnership’s investment in, and the operations of the Funds is shown in the following tables.

	September 30, 2009		For the three months ended September 30, 2009
	% of					Net
	Partnership’s	Fair	Income	Expenses		Income	Investment	Redemptions
Investment	Net Assets	Value	(Loss)	Commissions	Other	(Loss)	Objective	Permitted

Winton Master	29.88%	$10,649,739	141,122	2,104	186	138,832	Commodity Portfolio	Monthly

Willowbridge Master	19.28%	6,870,288	(658,676)	2,857	574	(662,107)	Commodity Portfolio	Monthly

Graham Master	27.51%	9,802,011	854,818	11,841	593	842,384	Commodity Portfolio	Monthly

Eckhardt Master	16.13%	5,750,030	281,686	5,689	6,625	269,372	Commodity Portfolio	Monthly

Sandridge Master	8.38%	2,987,336	171,558	892	182	170,484	Energy Portfolio	Monthly

Total		$36,059,404	$790,508	$23,383	$8,160	$758,965

Diversified Multi-Advisor Futures Fund L.P.
Notes to Financial Statements
September 30, 2009
(Unaudited)

	September 30, 2009		For the nine months ended September 30, 2009
	% of					Net
	Partnership’s	Fair	Income	Expenses		Income	Investment	Redemptions
Investment	Net Assets	Value	(Loss)	Commissions	Other	(Loss)	Objective	Permitted
Winton Master	29.88%	$10,649,739	$(690,409)	$5,730	$626	$(696,765)	Commodity Portfolio	Monthly

Campbell Master	—	—	(276,892)	1,271	1,050	(279,213)	Financials Metals & Energy Portfolio	Monthly

Willowbridge Master	19.28%	6,870,288	(823,821)	7,403	1,259	(832,483)	Commodity Portfolio	Monthly

Graham Master	27.51%	9,802,011	613,694	28,701	1,570	583,423	Commodity Portfolio	Monthly

Eckhardt Master	16.13%	5,750,030	39,151	10,162	18,521	10,468	Commodity Portfolio	Monthly

Sandridge Master	8.38%	2,987,336	229,246	1,106	246	227,894	Energy Portfolio	Monthly

Total		$36,059,404	$(909,031)	$54,373	$23,272	$(986,676)

	December 31, 2008		For the three months ended September 30, 2008
	% of					Net
	Partnership’s	Fair	Income	Expenses		Income	Investment	Redemptions
Investment	Net Assets	Value	(Loss)	Commissions	Other	(Loss)	Objective	Permitted
Winton Master	29.46%	$14,224,843	$(1,044,817)	$3,004	$254	$(1,048,075)	Commodity Portfolio	Monthly

Campbell Master	14.73%	7,115,212	(223,623)	1,453	433	(225,509)	Financials Metals & Energy Portfolio	Monthly

Willowbridge Master	22.10%	10,673,321	334,452	4,513	345	329,594	Commodity Portfolio	Monthly

Graham Master	23.25%	11,227,169	(382,236)	11,811	311	(394,358)	Commodity Portfolio	Monthly

Eckhardt Master	13.19%	6,367,224	(489,792)	3,623	3,872	(497,287)	Commodity Portfolio	Monthly

Total		$49,607,769	$(1,806,016)	$24,404	$5,215	$(1,835,635)

	December 31, 2008		For the nine months ended September 30, 2008
	% of					Net
	Partnership’s	Fair	Income	Expenses		Income	Investment	Redemptions
Investment	Net Assets	Value	(Loss)	Commissions	Other	(Loss)	Objective	Permitted
Winton Master	29.46%	$14,224,843	$2,138,275	$12,309	$772	$2,125,194	Commodity Portfolio	Monthly

Campbell Master	14.73%	7,115,212	408,868	4,986	1,275	402,607	Financials Metals & Energy Portfolio	Monthly

Willowbridge Master	22.10%	10,673,321	3,494,691	12,619	1,065	3,481,007	Commodity Portfolio	Monthly

Graham Master	23.25%	11,227,169	1,557,973	42,843	1,144	1,513,986	Commodity Portfolio	Monthly

Eckhardt Master	13.19%	6,367,224	165,228	6,275	15,968	142,985	Commodity Portfolio	Monthly

Total		$49,607,769	$7,765,035	$79,032	$20,224	$7,665,779

Diversified Multi-Advisor Futures Fund L.P.
Notes to Financial Statements
September 30, 2009
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

As both a buyer and seller of options, the Funds pay or receive a premium at the outset and then bear the risk of unfavorable changes in the price of the contract underlying the option. Written options expose the Funds to potentially unlimited liability; for purchased options the risk of loss is limited to the premiums paid. Certain written put options permit cash settlement and do not require the option holder to own the reference asset. The Funds do not consider these contracts to be guarantees as described in ASC 460-10 Guarantees (formerly, FAS No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees”).

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

Liquidity and Capital Resources

The Partnership does not engage in sales of goods or services. Its only assets are its investment in the Funds and cash. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership, through its investments in the Funds. While substantial losses could lead to a material decrease in liquidity, no such losses occurred during the third quarter of 2009.

The Partnership’s capital consists of the capital contributions of the partners as increased or decreased by income (loss) from its investment in the Funds, expenses, interest income, redemptions of Redeemable Units and distributions of profits, if any.

For the nine months ended September 30, 2009, Partners’ Capital decreased 26.2% from $48,291,023 to $35,637,328. This decrease was attributable to a net loss from operations of $3,418,194 coupled with the redemption of 4,307.6036 Redeemable Units of Limited Partnership Interest totaling $8,197,763 and 554.9250 General Partner Unit equivalents totaling $1,037,738. Future redemptions could impact the amount of funds available for investment in the Funds in subsequent periods.

Critical Accounting Policies

Use of Estimates.  The preparation of financial statements and accompanying notes in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, income and expenses, and related disclosures of contingent assets and liabilities in the financial statements and accompanying notes. As a result, actual results could differ from these estimates.

Statement of Cash Flows. The Partnership is not required to provide a Statement of Cash Flows as permitted by ASC 230-10.

Investments. All commodity interests (including derivative financial instruments and derivative commodity instruments), through its investment in other partnerships, are held for trading purposes. The commodity interests are recorded on trade date and open contracts are recorded at fair value (as described below) at the measurement date. Investments in commodity interests denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing at the measurement date. Gains or losses are realized when contracts are liquidated. Unrealized gains or losses on open contracts are included as a component of equity in trading account on the Statements of Financial Condition. Realized gains or losses and any change in net unrealized gains or losses from the preceding period are reported in the Statements of Income and Expenses and Changes in Partners’ Capital.

Fair Value Measurements. The Partnership and the Funds adopted ASC 820-10 as of January 1, 2008 which defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The Partnership and the Funds did not apply the deferral allowed by ASC 820-10 for nonfinancial assets and nonfinancial liabilities measured at fair value on a nonrecurring basis.

The Funds consider prices for exchange traded commodity futures, forwards and options contracts to be based on unadjusted quoted prices in active markets for identical assets (Level 1). The values of non exchange traded forwards, swaps and certain options contracts for which market quotations are not readily available, are priced by broker-dealers who derive fair values for those assets from observable inputs (Level 2). Investments in partnerships (other commodity pools) where there are no other rights or obligations inherent within the ownership interest held by the Partnership are priced based on the end of the day net asset value (Level 2). The value of the Partnership’s investments in partnerships reflects its proportional interest in the partnerships. As of and for the period ended September 30, 2009, the Funds did not hold any derivative instruments that are priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).

Futures Contracts.  The Funds trade futures contracts. A futures contract is a firm commitment to buy or sell a specified quantity of investments, currency or a standardized amount of a deliverable grade commodity, at a specified price on a specified future date, unless the contract is closed before the delivery date or if the delivery quantity is something where physical delivery can not occur (such as S&P 500 Index), whereby such contract is settled in cash. Payments (“variation margin”) may be made or received by the Funds each business day, depending on the daily fluctuations in the value of the underlying contracts, and are recorded as unrealized gains or losses by the Funds. When the contract is closed, the Funds record a realized gain or loss equal to the difference between the value of the contract at the time it was opened and the value at the time it was closed. Because transactions in futures contracts require participants to make both initial margin deposits of cash or other assets and variation margin deposits, through the futures broker, directly with the exchange on which the contracts are traded, credit exposure is limited. Realized gains (losses) and changes in unrealized gains (losses) on futures contracts are included in the Statements of Income and Expenses and Changes in Partners’ Capital.

Forward Foreign Currency Contracts.  Foreign currency contracts are those contracts where the Funds agree to receive or deliver a fixed quantity of foreign currency for an agreed-upon price on an agreed future date. Foreign currency contracts are valued daily, and the Funds’ net equity therein, representing unrealized gain or loss on the contracts as measured by the difference between the forward foreign exchange rates at the dates of entry into the contracts and the forward rates at the reporting date, is included in the Statements of Financial Condition. Realized gains (losses) and changes in unrealized gains (losses) on foreign currency contracts are recognized in the period in which the contract is closed or the changes occur, respectively, and are included in the Statements of Income and Expenses and Changes in Partners’ Capital.

The Partnership does not isolate that portion of the results of operations arising from the effect of changes in foreign exchange rates on investments from fluctuations from changes in market prices of investments held. Such fluctuations are included in net gain (loss) on investments in the Statements of Income and Expenses and Changes in Partners’ Capital.

London Metals Exchange Forward Contracts.  Metal contracts traded on the London Metals Exchange (“LME”) represent a firm commitment to buy or sell a specified quantity of Aluminum, Copper, Lead, Nickel, Tin or Zinc. LME contracts traded by the Funds are cash settled based on prompt dates published by the LME. Payments (“variation margin”) may be made or received by the Funds each business day, depending on the daily fluctuations in the value of the underlying contracts, and are recorded as unrealized gains or losses by the Funds. A contract is considered offset when all long positions have been matched with short positions. When the contract is closed at the prompt date, the Funds record a realized gain or loss equal to the difference between the value of the contract at the time it was opened and the value at the time it was closed. Because transactions in LME contracts require participants to make both initial margin deposits of cash or other assets and variation margin deposits, through the broker, directly with the LME, credit exposure is limited. Realized gains (losses) and changes in unrealized gains (losses) on metal contracts are included in the Statements of Income and Expenses and Changes in Partners’ Capital.

Options.  The Funds may purchase and write (sell), both exchange listed and over-the-counter, options on commodities or financial instruments. An option is a contract allowing, but not requiring, its holder to buy (call) or sell (put) a specific or standard commodity or financial instrument at a specified price during a specified time period. The option premium is the total price paid or received for the option contract. When the Funds write an option, the premium received is recorded as a liability in the Statements of Financial Condition and marked to market daily. When the Funds purchase an option, the premium paid is recorded as an asset in the Statements of Financial Condition and marked to market daily. Realized gains (losses) and changes in unrealized gains (losses) on options contracts are included in the Statements of Income and Expenses and Changes in Partners’ Capital.

Income Taxes.  Income taxes have not been provided as each partner is individually liable for the taxes, if any, on their share of the Partnership’s income and expenses.

In 2007, the Partnership adopted ASC 740-10 Income Taxes (formerly, FAS No. 48, “Accounting for Uncertainty in Income Taxes”). ASC 740-10 provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. ASC 740-10 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Partnership’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions with respect to tax at the partnership level not deemed to meet the more-likely-than-not threshold would be recorded as a tax benefit or expense in the current year. The General Partner has continued to evaluate the application of ASC 740-10 and has concluded that the adoption of ASC 740-10 had no impact on the operations of the Partnership for the nine months ended September 30, 2009 and that no provision for income tax is required in the Partnership’s financial statements.

The following are the major tax jurisdictions for the Partnership and the earliest tax year subject to examination: United States – 2005.

Recent Accounting Pronouncements. In 2009, the Partnership adopted ASC 820-10-65 Fair Value Measurements (formerly, FAS No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”). ASC 820-10-65 reaffirms that fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. ASC 820-10-65 also reaffirms the need to use judgment in determining if a formerly active market has become inactive and in determining fair values when the market has become inactive. The application of ASC 820-10-65 is required for interim and annual reporting periods ending after June 15, 2009. Management has concluded that based on available information in the marketplace, there has not been a decrease in the volume and level of activity in the Partnership’s Level 2 assets and liabilities. The adoption of ASC 820-10-65 had no effect on the Partnership’s Financial Statements.

Subsequent Events. In 2009, the Partnership adopted ASC 855-10 Subsequent Events (formerly, FAS No. 165, “Subsequent Events”). The objective of ASC 855-10 is to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued.

Results of Operations

During the Partnership’s third quarter of 2009, the Net Asset Value per Redeemable Unit increased 0.2% from $1,879.19 to $1,882.85 as compared to a decrease of 5.3% in the third quarter of 2008. The Partnership experienced a net trading gain, through its investments in the Funds, before brokerage commissions and related fees in the third quarter of 2009 of $782,498. Gains were primarily attributable to the trading by the Funds of commodity futures in currencies, grains, U.S. and non-U.S. interest rates, metals, softs, and indices and were offset by losses in energy and livestock. The Partnership experienced a net trading loss, through its investments in the Funds, before brokerage commissions and related fees in the third quarter of 2008 of $1,950,929. Losses were primarily attributable to the trading by the Funds of commodity futures in energy, grains, non-U.S. interest rates, livestock, metals and softs and were partially offset by gains in currencies, U.S. interest rates, indices and lumber.
Markets around the world rose again in the third quarter of 2009. Economic activity in the U.S. further stabilized with many important sectors of the economy demonstrating marked improvements over the depressed levels reached earlier this year. The overall economy continued to face headwinds with employment further contracting, albeit at a much slower pace. Consumer confidence has bounced off record lows but remains well below historical averages. The Partnership realized gains for the quarter, primarily in equity indices, metals, and soft commodities.
The majority of the profits were earned on the back of the equity rally. The combination of strong growth news, benign inflation data and accommodative monetary policy stances from key central banks has continued to support the price action in risky assets. Gains were also recorded in metals, primarily in copper and gold, as prices established firm bullish trends that began in early 2009. The Partnership capitalized on these trends and registered strong gains. In soft commodities, profits were realized primarily from trading sugar as prices rallied to a 28-year high in August on a weaker-than-normal monsoon season which has had a negative impact on the crop in India. In addition, the harvest in Brazil, the world’s largest producer, has been delayed by excessive rainfall.
In the energy sector, losses were captured as the markets remained in contango. Natural gas demonstrated a strong bearish trend but the trend seemed to be reversing late in the quarter. Crude oil and heating oil remained mostly trend-less and volatile, thus contributing to losses.

During the Partnership’s nine months ended September 30, 2009, the Net Asset Value per Redeemable Unit decreased 7.2% from $2,029.90 to $1,882.85 as compared to an increase of 8.8% for the nine months ended September 30, 2008. The Partnership experienced a net trading loss, through its investments in the Funds, before brokerage commissions and related fees in the nine months ended September 30, 2009 of $935,392. Losses were primarily attributable to the trading by the Funds of commodity futures in currencies, energy, grains, U.S. and non-U.S. interest rates, lumber and livestock and were partially offset by gains in metals, softs and indices. The Partnership experienced a net trading gain, through its investments in the Funds, before brokerage commissions and related fees in the nine months ended September 30, 2008 of $7,271,760. Gains were primarily attributable to the trading by the Funds of commodity futures in currencies, energy, grains, U.S. and non-U.S. interest rates, indices livestock, lumber and metals and were partially offset by losses in softs.

Commodity futures markets are highly volatile. The potential for broad and rapid price fluctuations increases the risks involved in commodity trading, but also increases the possibility of profit. The profitability of the Funds depends on the existence of major price trends and the ability of the Advisors to correctly identify those price trends. Price trends are influenced by, among other things, changing supply and demand relationships, weather, governmental, agricultural, commercial and trade programs and policies, national and international political and economic events and changes in interest rates. To the extent that market trends exist and the Advisors are able to identify them, the Funds expect to increase capital through operations.

CGM will pay monthly interest to the Partnership on its applicable share of 80% of the average daily equity maintained in cash in the Funds’ brokerage account at a 30-day U.S. Treasury bill rate determined by CGM and/or will place all of the Funds’ assets in 90-day Treasury bills. The Partnership will receive 80% of its applicable share of the interest earned on the Treasury bills through its investments in other partnerships. Twenty percent of any interest earned on Treasury bills purchased may be retained by CGM and/or credited to the General Partner. Interest income from investment in Partnerships for the three and nine months ended September 30, 2009 decreased by $136,903 and $466,914, respectively, as compared to the corresponding periods in 2008. The decrease in interest income is primarily due to lower U.S. Treasury Bill rates for the Partnership during the three and nine months ended September 30, 2009 as compared to the corresponding periods in 2008.

Brokerage commissions are calculated as a percentage of the Partnership’s net asset value as of the last day of each month and are affected by trading performance and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. Brokerage commissions and fees for the three and nine months ended September 30, 2009 decreased by $162,418 and $370,146, respectively, as compared to the corresponding periods in 2008. The decrease in brokerage commissions is due to lower average net assets during the three and nine months ended September 30, 2009 as compared to the corresponding periods in 2008.

Management fees are calculated as a percentage of the Partnership’s adjusted net asset value as of the end of the month and are affected by trading performance and redemptions. Management fees for the three and nine months ended September 30, 2009 decreased by $54,933 and $112,436, respectively, as compared to the corresponding periods in 2008. The decrease in management fees is due to lower average net assets during the three and nine months ended September 30, 2009 as compared to the corresponding periods in 2008.

Incentive fees are based on the new trading profits generated by each Advisor at the end of the quarter as defined in the advisory agreements between the Partnership, the General Partner and each Advisor. Trading performance for the three and nine months ended September 30, 2009 resulted in incentive fees of $21,941 and $29,522, respectively. Trading performance for the three and nine months ended September 30, 2008 resulted in incentive fees of $27,300 and $742,124, respectively.

In allocating the assets of the Partnership among the trading advisors, the General Partner considers past performance, trading style, volatility of markets traded and fee requirements. The General Partner may modify or terminate the allocation of assets among the trading advisors and may allocate assets to additional advisors at any time.

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

The risk to the Limited Partners that have purchased interests in the Partnership is limited to the amount of their capital contributions to the Partnership and their share of the Partnership’s assets and undistributed profits. This limited liability is a consequence of the organization of the Partnership as a limited partnership under applicable law.

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

The following tables indicates the trading Value at Risk associated with the Partnership’s investments in the Funds by market category as of September 30, 2009 and the highest, lowest and average value during the three months ended September 30, 2009. All open position trading risk exposures of the Partnership have been included in calculating the figures set forth below. There have been no material changes in the trading Value at Risk information previously disclosed in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2008.

As of September 30, 2009, Winton Master’s total capitalization was $524,313,024, the Partnership owned approximately 2.0% of Winton Master. The Partnership’s Value at Risk for the portion of its assets that are traded indirectly through its investment in the Winton Master as of September 30, 2009 was as follows:

September 30, 2009
(Unaudited)

			Three Months Ended September 30, 2009
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*
Currencies	$9,333,591	1.78%	$10,700,900	$8,478,938	$9,504,427
Energy	1,240,349	0.24%	2,549,525	703,862	1,440,952
Grains	1,718,287	0.33%	1,718,287	1,133,559	1,432,359
Interest Rates U.S.	6,173,010	1.18%	6,518,610	2,078,339	4,522,123
Interest Rates Non-U.S.	10,044,891	1.92%	11,661,822	4,837,528	7,726,635
Livestock	111,186	0.02%	227,651	102,533	161,785
Metals	3,879,776	0.74%	3,998,291	1,589,099	2,918,296
Softs	585,138	0.11%	1,035,185	385,375	606,465
Indices	10,676,526	2.04%	10,676,526	1,905,983	5,639,298

Total	$43,762,754	8.36%

*	Average of month-end Values at Risk.

As of September 30, 2009, Willowbridge Master’s total capitalization was $238,162,148. The Partnership owned approximately 2.9% of Willowbridge Master. The Partnership’s Value at Risk for the portion of its assets that are traded indirectly through its investment in the Willowbridge Master as of September 30, 2009 was as follows:

September 30, 2009
(Unaudited)

			Three Months Ended September 30, 2009
	Value	% of Total	High Value	Low Value	Average Value
Market Sector	at Risk	Capitalization	at Risk	at Risk	at Risk*

Currencies	$7,855,650	3.30%	$14,208,480	$2,908,305	$8,695,042
Energy	1,451,588	0.61%	13,037,019	685,800	6,087,536
Grains	3,415,500	1.44%	3,415,500	1,723,410	2,429,356
Interest Rates U.S.	5,191,560	2.18%	9,939,105	507,263	3,052,277
Interest Rates Non-U.S.	10,084,707	4.23%	14,168,324	455,649	7,346,189
Livestock	273,240	0.12%	410,400	133,110	209,851
Metals	8,083,122	3.39%	8,372,754	1,909,575	5,660,365
Softs	1,841,840	0.77%	2,445,100	981,960	1,607,183

Total	$38,197,207	16.04%

* Average of month-end Values at Risk.

As of September 30, 2009, Graham Master’s total capitalization was $168,022,693. The Partnership owned approximately 5.8% of Graham Master. The Partnership’s Value at Risk for the portion of its assets that are traded indirectly through its investment in the Graham Master as of September 30, 2009 was as follows:

September 30, 2009
(Unaudited)

			Three Months Ended September 30, 2009
	Value	% of Total	High Value	Low Value	Average Value
Market Sector	at Risk	Capitalization	at Risk	at Risk	at Risk*

Currencies	$6,395,662	3.81%	$8,136,447	$3,040,693	$5,464,391
Energy	678,527	0.41%	1,774,426	484,382	1,096,708
Grains	1,411,794	0.84%	1,846,996	215,255	1,126,000
Interest Rates U.S.	2,238,368	1.33%	2,365,808	87,777	682,461
Interest Rates Non-U.S.	8,320,518	4.95%	8,320,518	471,498	2,721,058
Livestock	36,180	0.02%	48,263	15,660	26,831
Metals	1,596,936	0.95%	1,806,942	488,247	1,265,220
Softs	1,479,945	0.88%	1,479,945	511,314	883,086
Indices	9,707,902	5.78%	12,019,804	3,419,163	8,269,216

Total	$31,865,832	18.97%

*	Average of month-end Values at Risk.

As of September 30, 2009, Eckhardt Master’s total capitalization was $18,464,221. The Partnership owned approximately 31.1% of Eckhardt Master. The Partnership’s Value at Risk for the portion of its assets that are traded indirectly through its investment in the Eckhardt Master as of September 30, 2009 was as follows:

September 30, 2009
(Unaudited)

			Three Months Ended September 30, 2009
	Value	% of Total	High Value	Low Value	Average Value
Market Sector	at Risk	Capitalization	at Risk	at Risk	at Risk*
Currencies	$122,663	0.66%	$1,191,210	$122,663	$654,172
Energy	51,156	0.28%	442,311	50,550	190,696
Grains	137,399	0.74%	138,725	62,430	102,002
Interest Rates U.S.	361,800	1.96%	678,443	61,560	245,751
Interest Rates Non -U.S.	142,809	0.77%	337,995	13,213	73,920
Metals	495,706	2.69%	495,706	209,150	357,137
Softs	251,705	1.36%	251,705	105,270	148,442
Indices	706,284	3.83%	706,284	188,635	438,028

Total	$2,269,522	12.29%

*	Average of month-end Values at Risk.

As of September 30, 2009, Sandridge Master’s total capitalization was $620,678,767. The Partnership owned approximately 0.5% of Sandridge Master. The Partnership’s Value at Risk for the portion of its assets that are traded indirectly through its investment in the Sandridge Master as of September 30, 2009 was as follows:

September 30, 2009
(Unaudited)

			Three Months Ended September 30, 2009
	Value	% of Total	High Value	Low Value	Average Value
Market Sector	at Risk	Capitalization	at Risk	at Risk	at Risk*
Energy	$25,720,664	4.14%	$25,720,664	$18,754,664	$24,319,593

Total	$25,720,664	4.14%

*	Average of month-end Values at Risk.

Item 4.	Controls and Procedures

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

The General Partner’s CEO and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-115(e) under the Exchange Act) as of September 30, 2009 and, based on that evaluation, the CEO and CFO have concluded that at that date the Partnership’s disclosure controls and procedures were effective.

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

There were no changes in the Partnership’s internal control over financial reporting process during the fiscal quarter ended September 30, 2009 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.	Legal Proceedings
     The following information supplements and amends the discussion set forth under Part I, Item 3 “Legal Proceedings” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, as updated by the Partnership’s Quarterly Report on Form 10-Q for the quarters ended March 31, 2009 and June 30, 2009. There are no material legal proceedings pending against the Partnership and the General Partner.
Subprime Mortgage-Related Litigation
     On August 31, 2009, Asher, et al. v. Citigroup Inc., et al. and Pellegrini v. Citigroup Inc., et al. were consolidated with In re Citigroup Inc. Bond Litigation.
     On July 27, 2009, Utah Retirement Systems v. Strauss, et al. was filed in the United States District Court for the Eastern District of New York asserting, among other claims, claims under the Securities Act of 1933 and Utah state law arising out of an offering of American Home Mortgage common stock underwritten by CGM.
     On July 31, 2009, the United States District Court for the Eastern District of New York entered an order preliminarily approving settlements reached with all defendants (including Citigroup and CGM) in In Re American Home Mortgage Securities Litigation.
     On August 5, 2009, the underwriter defendants, including CGM, moved to dismiss the consolidated amended complaint in In Re American International Group, Inc. 2008 Securities Litigation.
Auction Rate Securities—Related Litigation and Other Matters
     On July 23, 2009, the Judicial Panel on Multidistrict Litigation issued an order transferring K-V Pharmaceutical Co. v. CGMI from the United States District Court for the Eastern District of Missouri to the United States District Court for the Southern District of New York for coordination with In Re Citigroup Auction Rate Securities Litigation. On August 24, 2009, CGM moved to dismiss the complaint.
     On September 11, 2009, the United States District Court for the Southern District of New York dismissed without prejudice the complaint in In Re Citigroup Auction Rate Securities Litigation. On October 15, 2009, lead plaintiff filed a second consolidated amended complaint asserting claims under Sections 10 and 20 of the Securities Exchange Act of 1934.
     On October 2, 2009, the Judicial Panel on Multidistrict Litigation transferred Ocwen Financial Corp., et al. v. CGMI to the United States District Court for the Southern District of New York for coordination with In Re Citigroup Auction Rate Securities Litigation.
Other Matters
     On September 14, 2009, defendants filed a motion to dismiss the amended complaint in ECA Acquisitions, Inc., et al. v. MAT Three LLC, et al..
Adelphia Communications Corporation
     Trial of the Adelphia Recovery Trust’s claims against Citigroup and numerous other defendants is scheduled to begin in April 2010.
IPO Securities Litigation
     In October 2009, the District Court entered an order granting final approval of the settlement.
Other Matters
     Investors in municipal bonds and other instruments affected by the collapse of the credit markets have sued Citigroup on a variety of theories. On August 10, 2009, certain such investors, a Norwegian securities firm and seven Norwegian municipalities, filed an action—Terra Securities Asa Konkursbo, et al. v. Citigroup Inc., et al.—in the United States District Court for the Southern District of New York against Citigroup, CGM and Citigroup Alternative Investments LLC, asserting claims under Sections 10 and 20 of the Securities Exchange Act of 1934 and state law arising out of the municipalities’ investment in certain notes. On October 7, 2009, defendants filed a motion to dismiss.

Item 1A.	Risk Factors.

The following disclosure supplements the risk factors set forth under Part I, Item 1A. “Risk Factors” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008 and under Part II, Item 1A. “Risk Factors” in the Partnership’s Quarterly Report on Forms 10-Q for the quarters ended March 31, 2009 and June 30, 2009.

Speculative position and trading limits may reduce profitability. The Commodity Futures Trading Commission (“CFTC”) and U.S. exchanges have established speculative position limits on the maximum net long or net short position which any person may hold or control in particular futures and options on futures. The trading instructions of an advisor may have to be modified, and positions held by the Partnership and the Funds may have to be liquidated in order to avoid exceeding these limits. Such modification or liquidation could adversely affect the operations and profitability of the Partnership and the Funds by increasing transaction costs to liquidate positions and foregoing potential profits.

Regulatory changes could restrict the Partnership’s operations. Regulatory changes could adversely affect the Partnership and the Funds by restricting its markets or activities, limiting its trading and/or increasing the taxes to which investors are subject. The General Partner is not aware of any definitive regulatory developments that might adversely affect the Partnership and the Funds; however, since June 2008, several bills have been proposed in the U.S. Congress in response to record energy and agricultural prices and the financial crisis. Some of the pending legislation, if enacted, could impact the manner in which swap contracts are traded and/or settled and limit trading by speculators (such as the Partnership and the Funds) in futures and OTC markets. One of the proposals would authorize the CFTC and the Commission to regulate swap transactions. Other potentially adverse regulatory initiatives could develop suddenly and without notice.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

The Partnership no longer offers Redeemable Units at the Net Asset Value per Redeemable Unit as of the end of each month.

The following chart sets forth the purchases of Redeemable Units by the Partnership.

				(d) Maximum Number
				(or Approximate
			(c) Total Number of	Dollar Value) of
			Units	Units
	(a) Total	(b) Average Price	Purchased as Part	that May Yet Be
	Number of	Paid per	of Publicly Announced	Purchased Under the
Period	Units Purchased*	Unit**	Plans or Programs	Plans or Programs
July 1, 2009 — July 31, 2009	163.3173	$1,849.97	N/A	N/A
August 1, 2009 — August 31, 2009	809.2808	$1,843.04	N/A	N/A
September 1, 2009 — September 30, 2009	125.4769	$1,882.85	N/A	N/A
	1,098.0750	$1,848.62

*	Generally, Limited Partners are permitted to redeem their Redeemable Units as of the end of each month on 10 days’ notice to the General Partner. Under certain circumstances, the General Partner can compel redemption but, to date, the General Partner has not exercised this right. Purchases of Redeemable Units by the Partnership reflected in the chart above were made in the ordinary course of the Partnership’s business in connection with effecting redemptions for Limited Partners.

**	Redemptions of Redeemable Units are effected as of the last day of each month at the Net Asset Value per Redeemable Unit as of that day.

Item 3.	Defaults Upon Senior Securities — None

Item 4.	Submission of Matters to a Vote of Security Holders — None

Item 5.	Other Information — None

Item 6.	Exhibits

1.1		Form of Selling Agreement between the Partnership and Smith Barney Shearson Inc. (filed as Exhibit 1.1 to the Registration Statement on Form S-1 filed on February 9, 1994).

3.1		Limited Partnership Agreement (filed as Exhibit 3.1 to the Registration Statement on Form S-1 filed on February 9, 1994).

3.2	(a)	Certificate of Limited Partnership of the Partnership as filed in the office of the Secretary of State of the State of New York on October 13, 1993 (filed as Exhibit 3.2 to the Registration Statement on Form S-1 filed on February 9, 1994).

	(b)	Certificate of Amendment of the Certificate of Limited Partnership of the Partnership as filed in the office of the Secretary of State of the State of New York, dated October 1, 1999 (filed herein).

	(c)	Certificate of Amendment of the Certificate of Limited Partnership of the Partnership as filed in the office of the Secretary of State of the State of New York, dated May 21, 2003 (filed herein).

	(d)	Certificate of Amendment of the Certificate of Limited Partnership of the Partnership as filed in the office of the Secretary of State of the State of New York, dated September 21, 2005 (filed herein).

	(e)	Certificate of Amendment of the Certificate of Limited Partnership of the Partnership as filed in the office of the Secretary of State of the State of New York, dated September 19, 2008 (filed herein).

	(f)	Certificate of Amendment of the Certificate of Limited Partnership of the Partnership as filed in the office of the Secretary of State of the State of New York, dated September 28, 2009 (filed as an exhibit to the Form 8-K filed on September 30, 2009).

10.1		Customer Agreement between the Partnership and Smith Barney Shearson Inc. (filed as Exhibit 10.1 to the Registration Statement on Form S-1 filed on February 9, 1994).

10.2		Escrow Instructions relating to escrow of subscription funds (filed as Exhibit 10.3 to the Registration Statement on Form S-1 filed on February 9, 1994).

10.3	(a)	Management Agreement among the Partnership, the General Partner and Willowbridge Associates, Inc. (filed as an exhibit to the Form 10-K filed on March 29, 2000).

	(b)	Letter extending Management Agreement with Willowbridge Associates, Inc. for 2008 (filed as Exhibit 10.43 to the Form 10-K filed on March 31, 2009).

10.4	(a)	Management Agreement among the Partnership, the General Partner and Winton Capital Management Limited (filed as an exhibit to the Form 10-K filed on March 27, 2002).

	(b)	Letter extending Management Agreement with Winton Capital Management Limited for 2008 (filed as Exhibit 10.43 to the Form 10-K filed on March 31, 2009).

10.5	(a)	Management Agreement among the Partnership, the General Partner and Graham Capital Management L.P. (filed as an exhibit to the Form 10-K filed on March 27, 2002).

	(b)	Letter extending Management Agreement with Graham Capital Management L.P. for 2008 (filed as Exhibit 10.43 to the Form 10-K filed on March 31, 2009).

10.6	(a)	Management Agreement among the Partnership, the General Partner and Eckhardt Trading Company (filed as an exhibit to the Form 10-Q filed on August 14, 2008).

	(b)	Letter extending Management Agreement with Eckhardt Trading Company for 2008 (filed as Exhibit 10.43 to the Form 10-K filed on March 31, 2009).

10.7		Management Agreement among the Partnership, the General Partner and SandRidge Capital LP (filed as Exhibit 10.1 to the Form 8-K filed on June 2, 2009).

10.8		Joinder Agreement among the Partnership, Citigroup Managed Futures LLC, Citigroup Global Markets Inc. and Morgan Stanley Smith Barney LLC (filed as Exhibit 10 to the Form 10-Q filed on August 14, 2009).

31.1		Rule 13a-14(a)/15d-14(a) Certification (Certification of President and Director). (filed herein)

31.2		Rule 13a-14(a)/15d-14(a) Certification (Certification of Chief Financial Officer and Director). (filed herein)

32.1		Section 1350 Certification (Certification of President and Director). (filed herein)

32.2		Section 1350 Certification (Certification of Chief Financial Officer and Director). (filed herein)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIVERSIFIED MULTI-ADVISOR FUTURES FUND L.P.

By:	Ceres Managed Futures LLC
(General Partner)

By:	/s/ Jerry Pascucci
Jerry Pascucci
President and Director

Date: November 16, 2009

By:	/s/ Jennifer Magro
Jennifer Magro
Chief Financial Officer and Director
(Principal Accounting Officer)

Date: November 16, 2009