Form 10-K/A
period 2008-12-31
DIVERSIFIED MULTI-ADVISOR FUTURES FUND L.P.
filed 2009-12-07
CIK 911503

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-K/A

Amendment No. 1 to Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

OR ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____.

Commission File Number 0-26132

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

Indicate by check mark if the registrant is a well known seasonal issuer as defined in Rule 405 of the Securities Act.

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K ☒.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a “smaller reporting company”. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer __	Accelerated filer __	Non-accelerated filer _X_	Smaller reporting company __

Indicate by check mark if the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).

Yes	No	X

Limited Partnership Redeemable Units with an aggregate value of $50,249,294 were outstanding and held by non-affiliates as of the last business day of the registrant’s most recently completed second fiscal quarter.

As of February 28, 2009, 22,057.7023 Limited Partnership Redeemable Units were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Explanatory Note

This Amendment No. 1 on Form 10-K/A (“Amendment No. 1”) amends the Annual Report for Diversified Multi-Advisor Futures Fund L.P. filed on Form 10-K for the year ended on December 31, 2008, as initially filed with the Securities and Exchange Commission (the “Commission”) on March 31, 2009 (the “Original Report”). This Amendment No. 1 is being filed in response to the Commission staff’s comments on the Original Report and amends the certifications attached thereto to correct inadvertent omissions. This Amendment No. 1 does not otherwise amend the description of conditions included in the Original Report and does not disclose events that may have occurred at a later date.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 7th day of December 2009.

Diversified Multi-Advisor Futures Fund L.P.

By:	Ceres Managed Futures LLC
(General Partner)

By:	/s/ Jerry Pascucci
Jerry Pascucci, President and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

/s/ Jerry Pascucci	/s/ Daryl Dewbrey
Jerry Pascucci	Daryl Dewbrey
President and Director	Secretary and Director

/s/ Jennifer Magro	/s/ Raymond Nolte
Jennifer Magro	Raymond Nolte
Chief Financial Officer and Director	Director
(Principal Accounting Officer)

/s/ Shelley Deavitt Ullman
Shelley Deavitt Ullman
Director

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act.

Annual Report to Limited Partners

No proxy material has been sent to Limited Partners.