Form 10-Q
period 2010-03-31
DIVERSIFIED MULTI-ADVISOR FUTURES FUND L.P.
filed 2010-05-17
CIK 911503

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
OR ( ) TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d)
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

Yes           No  X

As of April 30, 2010, 16,865.7428 Limited Partnership Redeemable Units were outstanding.

DIVERSIFIED MULTI-ADVISOR FUTURES FUND L.P.
FORM 10-Q
INDEX

		Page
		Number
PART I – Financial Information:
Item 1.	Financial Statements:
	Statements of Financial Condition at March 31, 2010 and December 31, 2009 (unaudited)	3
	Schedules of Investments at March 31, 2010 and December 31, 2009 (unaudited)	4 – 5
	Statements of Income and Expenses and Changes in Partners’ Capital for the three months ended March 31, 2010 and 2009 (unaudited)	6
	Notes to Financial Statements (unaudited)	7 – 16
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17 – 20
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	21 – 24
Item 4.	Controls and Procedures	25

PART II – Other Information		26 – 30
Exhibits
31.1 Certification
31.2 Certification
32.1 Certification
32.2 Certification
EX-31.1
EX-31.2
EX-32.1
EX-32.2

PART I
Item 1. Financial Statements
Diversified Multi-Advisor Futures Fund L.P.
Statements of Financial Condition
(Unaudited)

	March 31,	December 31,
	2010	2009
Assets:
Investment in Partnerships, at fair value	$30,398,391	$33,653,350
Cash	105,221	107,335

Total assets	$30,503,612	$33,760,685

Liabilities and Partners’ Capital:
Liabilities:
Accrued expenses:
Brokerage fees	$139,808	$154,737
Management fees	46,471	51,788
Other	42,760	48,981
Redemptions payable	361,043	266,047

Total liabilities	590,082	521,553

Partners’ Capital:
General Partner, 177.7568 and 280.4039 Unit equivalents outstanding at March 31, 2010 and December 31, 2009, respectively	308,580	508,420
Limited Partners, 17,053.8427 and 18,051.6921 Redeemable Units of Limited Partnership Interest outstanding at March 31, 2010 and December 31, 2009, respectively	29,604,950	32,730,712

Total partners’ capital	29,913,530	33,239,132

Total liabilities and partners’ capital	$30,503,612	$33,760,685

Net Asset Value per Unit	$1,735.97	$1,813.17

See accompanying notes to financial statements.

Diversified Multi-Advisor Futures Fund L.P.
Schedule of Investments
March 31, 2010
(Unaudited)

		% of Partners’
	Fair Value	Capital

Investment in Partnerships
CMF Winton Master L.P.	$9,790,068	32.73%
CMF Willowbridge Argo Master Fund L.P.	5,087,203	17.00
CMF Graham Capital Master Fund L.P.	8,148,478	27.24
CMF Eckhardt Master Fund L.P.	4,621,537	15.45
CMF SandRidge Master Fund L.P.	2,751,105	9.20

Total investment in Partnerships, at fair value	$30,398,391	101.62%

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

Diversified Multi-Advisor Futures Fund L.P.
Statements of Income and Expenses and Changes in Partners’ Capital
(Unaudited)

	Three Months Ended
	March 31,
	2010	2009
Income:
Net gains (losses) on trading of commodity interests and investment in Partnerships:
Net realized gains (losses) on investment in Partnerships	(1,146,897)	(998,839)
Change in net unrealized gains (losses) on investment in Partnerships	333,205	(421,428)

Gain (loss) from trading, net	(813,692)	(1,420,267)
Interest income from investment in Partnerships	3,684	10,209

Total income (loss)	(810,008)	(1,410,058)

Expenses:
Brokerage fees including clearing fees	445,303	654,838
Management fees	142,592	215,823
Other	43,736	33,125

Total expenses	631,631	903,786

Net income (loss)	(1,441,639)	(2,313,844)
Redemptions-General Partner	(175,000)	—
Redemptions-Limited Partners	(1,708,963)	(2,684,845)

Net increase (decrease) in Partners’ Capital	(3,325,602)	(4,998,689)
Partners’ Capital, beginning of period	33,239,132	48,291,023

Partners’ Capital, end of period	$29,913,530	$43,292,334

Net Asset Value per Unit (17,231.5995 and 22,432.3604 Units outstanding at March 31, 2010 and 2009, respectively)	$1,735.97	$1,929.91

Net income (loss) per Redeemable Unit of Limited Partnership Interest and General Partner Unit equivalent	$(77.20)	$(99.99)

Weighted average units outstanding	17,988.9945	23,429.9141

See accompanying notes to financial statements.

Diversified Multi-Advisor Futures Fund L.P.
Notes to Financial Statements
March 31, 2010
(Unaudited)
1.	General:
Diversified Multi-Advisor Futures Fund L.P. (the “Partnership”) is a limited partnership organized under the partnership laws of the State of New York on August 13, 1993 to engage, directly or indirectly, in the speculative trading of a diversified portfolio of commodity interests including futures contracts, options, swaps and forward contracts. The sectors traded include currencies, energy, grains, indices, U.S. and non-U.S. interest rates, livestock, lumber, metals and softs. The commodity interests that are traded by the Funds, (as defined in Note 5 “Investment in Partnerships”), are volatile and involve a high degree of market risk. The Partnership commenced trading operations on January 12, 1994. The Partnership was authorized to sell 300,000 redeemable units of Limited Partnership Interest (“Redeemable Units”) during its initial offering period. The Partnership no longer offers Redeemable Units for sale.
Ceres Managed Futures LLC, a Delaware limited liability company, acts as the general partner (the “General Partner”) and commodity pool operator of the Partnership. The General Partner is wholly owned by Morgan Stanley Smith Barney Holdings LLC (“MSSB Holdings”), a registered non-clearing futures commission merchant and a member of the National Futures Association (“NFA”). Morgan Stanley, indirectly through various subsidiaries, owns 51% of MSSB Holdings. Citigroup Global Markets Inc. (“CGM”), the commodity broker and a selling agent for the Partnership, owns 49% of MSSB Holdings. Citigroup Inc. (“Citigroup”), indirectly through various subsidiaries, wholly owns CGM. Prior to July 31, 2009, the date as of which MSSB Holdings became its owner, the General Partner was wholly owned by Citigroup Financial Products Inc., a wholly owned subsidiary of Citigroup Global Markets Holdings Inc., the sole owner of which is Citigroup.
As of March 31, 2010, all trading decisions are made for the Partnership by Willowbridge Associates, Inc. (“Willowbridge”), Winton Capital Management Limited (“Winton”), Graham Capital Management L.P. (“Graham”), Eckhardt Trading Company (“Eckhardt”) and SandRidge Capital L.P. (“SandRidge”) (each an “Advisor” and collectively, the “Advisors”) ”), each of which is a registered commodity trading advisor. Each Advisor is allocated a portion of the Partnership’s assets to manage. The Partnership invests the portion of its assets allocated to each of the Advisors indirectly through investments in master funds. The Funds trading of futures, forwards, swaps and options contracts, if applicable, on commodities is done primarily on U.S. and foreign commodity exchanges. The Funds engage in such trading through a commodity brokerage account maintained with CGM.
The General Partner and each limited partner share in the profits and losses of the Partnership in proportion to the amount of Partnership interest owned by each except that no limited partner shall be liable for obligations of the Partnership in excess of their initial capital contribution and profits, if any, net of distributions.
The accompanying financial statements are unaudited but, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the Partnership’s financial condition at March 31, 2010 and December 31, 2009, and the results of its operations and changes in partners’ capital for the three months ended March 31, 2010 and 2009. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. You should read these financial statements together with the financial statements and notes included in the Partnership’s annual report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) for the year ended December 31, 2009.
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

Diversified Multi-Advisor Futures Fund L.P.
Notes to Financial Statements
March 31, 2010
(Unaudited)
On July 1, 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“FAS”) No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, also known as FASB Accounting Standards Codification (“ASC”) 105, “Generally Accepted Accounting Principles” (“ASC 105”) (the “Codification”). ASC 105 established the exclusive authoritative reference for GAAP for use in financial statements except for SEC rules and interpretive releases, which are also authoritative GAAP for SEC registrants. The Codification supersedes all existing non-SEC accounting and reporting standards. The Codification is the single source of authoritative accounting principles generally accepted in the United States and applies to all financial statements issued after September 15, 2009.
The Partnership is not required to provide a Statement of Cash Flows as permitted by ASC 230, Statement of Cash Flows.
Due to the nature of commodity trading, the results of operations for the interim periods presented should not be considered indicative of the results that may be expected for the entire year.
2. Financial Highlights:
Changes in the Net Asset Value per Redeemable Unit of Limited Partnership Interest for the three months ended March 31, 2010 and 2009 were as follows:

	Three Months Ended
	March 31,
	2010	2009
Net realized and unrealized gains (losses)*	(67.05)	(89.81)
Interest income	0.21	0.44
Expenses**	(10.36)	(10.62)

Increase (decrease) for the period	(77.20)	(99.99)
Net Asset Value per Redeemable Unit, beginning of period	1,813.17	2,029.90
Net Asset Value per Redeemable Unit, end of period	1,735.97	1,929.91

*	Includes brokerage fees.

**	Excludes brokerage fees.

Ratios to average net assets:***
Net investment income (loss) before incentive fees****	(8.2)%	(7.8)%

Operating expense	8.3%	7.9%
Incentive fees	—	—

Total expenses	8.3%	7.9%

Total return:
Total return before incentive fees	(4.3)%	(4.9)%
Incentive fees	—	—

Total return after incentive fees	(4.3)%	(4.9)%

***	Annualized (other than incentive fees).

****	Interest income less total expenses.
The above ratios may vary for individual investors based on the timing of capital transactions during the period. Additionally, these ratios are calculated for the limited partner class using the limited partners’ share of income, expenses and average net assets.

Diversified Multi-Advisor Futures Fund L.P.
Notes to Financial Statements
March 31, 2010
(Unaudited)
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
The customer agreements between the Partnership and CGM and the Funds and CGM gives the Partnership and the Funds the legal right to net unrealized gains and losses on open futures and exchange cleared swaps and forward contracts. The Funds net, for financial reporting purposes, the unrealized gains and losses on open futures and exchange cleared swaps and forward contracts on the Statements of Financial Condition as the criteria under ASC 210, Balance Sheet has been met.
Brokerage fees are calculated as a percentage of the Partnership’s adjusted net asset value on the last day of each month and are affected by trading performance and redemptions.
The Partnership adopted ASC 815, Derivatives and Hedging as of January 1, 2009 which requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. ASC 815 only expands the disclosure requirements for derivative instruments and related hedging activities and has no impact on the Statements of Financial Condition or Statements of Income and Expenses and Changes in Partners’ Capital.
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
Partnership’s and the Funds’ Fair Value Measurements. The Partnership and the Funds (as defined in Note 5 “Investment in Partnerships”) adopted ASC 820, Fair Value Measurements and Disclosures as of January 1, 2008 which defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820 establishes a framework for measuring fair value and expands disclosures regarding fair value measurements in accordance with GAAP. The fair value hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to fair values derived from unobservable inputs (Level 3). The level in the fair value hierarchy within which the fair value measurement in its entirety falls shall be determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Partnership and the Funds did not apply the deferral allowed by ASC 820 for nonfinancial assets and nonfinancial liabilities measured at fair value on a nonrecurring basis.
In 2009, the Partnership and the Funds adopted amendments to ASC 820, which reaffirms that fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. These amendments to ASC 820 also reaffirm the need to use judgment in determining if a formerly active market has become inactive and in determining fair values when the market has become inactive. These amendments to ASC 820 are required for interim and annual reporting periods ending after June 15, 2009. Management has concluded that based on available information in the marketplace, there has not been a decrease in the volume and level of activity in the Partnership’s Level 2 assets and liabilities. The adoption of the amendments to ASC 820 had no effect on the Partnership’s Financial Statements.

Diversified Multi-Advisor Futures Fund L.P.
Notes to Financial Statements
March 31, 2010
(Unaudited)
The Funds consider prices for exchange-traded commodity futures, forwards and options contracts to be based on unadjusted quoted prices in active markets for identical assets (Level 1). The values of non exchange-traded forwards, swaps and certain options contracts for which market quotations are not readily available are priced by broker-dealers who derive fair values for those assets from observable inputs (Level 2). Investments in partnerships (other commodity pools) where there are no other rights or obligations inherent within the ownership interest held by the Partnership are priced based on the end of the day net asset value (Level 2). The value of the Partnership’s investments in partnerships reflects its proportional interest in the partnerships. As of and for the periods ended March 31, 2010 and December 31, 2009, the Funds did not hold any derivative instruments that are priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).

		Quoted Prices in
		Active Markets	Significant Other	Significant
		for Identical	Observable Inputs	Unobservable
	March 31, 2010	Assets (Level 1)	(Level 2)	Inputs (Level 3)
Assets
Investment in Partnerships	$30,398,391	$—	$30,398,391	$—

Total fair value	$30,398,391	$—	$30,398,391	$—

		Quoted Prices in
		Active Markets	Significant Other	Significant
		for Identical	Observable Inputs	Unobservable
	December 31, 2009	Assets (Level 1)	(Level 2)	Inputs (Level 3)
Assets
Investment in Partnerships	$33,653,350	$—	$33,653,350	$—

Total fair value	$33,653,350	$—	$33,653,350	$—

5.	Investment in Partnerships:
On November 1, 2004, the assets allocated to Winton for trading were invested in CMF Winton Master L.P. (“Winton Master”) a limited partnership organized under the partnership laws of the State of New York. The Partnership purchased 15,054.1946 units of Winton Master with cash equal to $14,251,586, and a contribution of open commodity futures and forward contracts with a fair value of $802,609. Winton Master was formed in order to permit commodity pools managed now or in the future by Winton using its Diversified Program, a proprietary, systematic trading system, to invest together in one trading vehicle. The General Partner is also the general partner of Winton Master. Individual and pooled accounts currently managed by Winton, including the Partnership, are permitted to be limited partners of Winton Master. The General Partner and Winton believe that trading through this structure should promote efficiency and economy in the trading process.
On January 1, 2005, the assets allocated to Campbell for trading were invested in CMF Campbell Master Fund L.P. (“Campbell Master”), a limited partnership organized under the partnership laws of the State of New York. The Partnership purchased 19,621.1422 units of Campbell Master with cash equal to $19,428,630, and a contribution of open commodity futures and forward contracts with a fair value of $192,512. Campbell Master was formed in order to permit commodity pools managed now or in the future by Campbell using its Financial, Metal and Energy Large Portfolio (“FME”), a proprietary, systematic trading system, to invest together in one trading vehicle. The Partnership fully redeemed its investment in Campbell Master on May 31, 2009 for cash equal to $3,229,089.
On July 1, 2005, the assets allocated to Willowbridge for trading were invested in CMF Willowbridge Argo Master Fund L.P. (“Willowbridge Master”), a limited partnership organized under the partnership laws of the State of New York. The Partnership purchased 12,259.3490 units of Willowbridge Master with cash equal to $11,118,119, and a contribution of open commodity futures and forward contracts with a fair value of $1,141,230. Willowbridge Master was formed in order to permit commodity pools managed now or in the future by Willowbridge using its Argo Trading System, a proprietary, systematic trading system, to invest together in one trading vehicle. The General Partner is also the general partner of Willowbridge Master. Individual and pooled accounts currently managed by Willowbridge, including the Partnership, are permitted to be limited partners of Willowbridge Master. The General Partner and Willowbridge believe that trading through this structure should promote efficiency and economy in the trading process.

Diversified Multi-Advisor Futures Fund L.P.
Notes to Financial Statements
March 31, 2010
(Unaudited)
On April 1, 2006, the assets allocated to Graham for trading were invested in CMF Graham Capital Master Fund L.P. (“Graham Master”), a limited partnership organized under the partnership laws of the State of New York. The Partnership purchased 14,741.1555 units of Graham Master with cash equal to $14,741,156. Graham Master was formed in order to permit accounts managed now and in the future by Graham using its K4D-12.5 Program, a proprietary, systematic trading system, to invest together in one trading vehicle. The General Partner is also the general partner of Graham Master. Individual and pooled accounts currently managed by Graham, including the Partnership, are permitted to be limited partners of Graham Master. The General Partner and Graham believe that trading through this structure promotes efficiency and economy in the trading process.
On April 1, 2008, the assets allocated to Eckhardt for trading were invested in CMF Eckhardt Master Fund L.P. (“Eckhardt Master”), a limited partnership organized under the partnership laws of the State of New York. The Partnership purchased 7,000.0000 units of Eckhardt Master with cash equal to $7,000,000. Eckhardt Master was formed in order to permit commodity pools managed now or in the future by Eckhardt using its Standard Program, a proprietary, systematic trading system, to invest together in one trading vehicle. The General Partner is also the general partner of Eckhardt Master. Individual and pooled accounts currently managed by Eckhardt, including the Partnership, are permitted to be limited partners of Eckhardt Master. The General Partner and Eckhardt believe that trading through this structure should promote efficiency and economy in the trading process.
On June 1, 2009, the assets allocated to SandRidge for trading were invested in CMF SandRidge Master Fund L.P. (“SandRidge Master”), a limited partnership organized under the partnership laws of the State of New York. The Partnership purchased 1,370.9885 units of SandRidge Master with cash equal to $2,818,836. SandRidge was formed in order to permit accounts managed now and in the future by SandRidge using its Energy Program, a proprietary, discretionary trading system, to invest together in one trading vehicle. The General Partner is also the general partner of SandRidge Master. Individual and pooled accounts currently managed by SandRidge, including the Partnership, are permitted to be limited partners of SandRidge Master. The General Partner and SandRidge believe that trading through this structure promotes efficiency and economy in the trading process.
The General Partner is not aware of any material changes to the trading programs discussed above during the fiscal quarter ended March 31, 2010.
Winton Master’s, Willowbridge Master’s, Graham Master’s, Eckhardt Master’s and SandRidge Master’s (collectively, the “Funds”), trading of futures and exchange cleared swaps, forwards and options contracts, if applicable, on commodities is done primarily on United States of America commodity exchanges and foreign commodity exchanges. The Funds engage in such trading through commodity brokerage accounts maintained with CGM.
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
Management and incentive fees are charged at the Partnership level. All exchange, clearing, user, give-up, floor brokerage and NFA fees (collectively the “clearing fees”) are borne by the Funds. All other fees including CGM’s direct brokerage fees are charged at the Partnership level.
As of March 31, 2010, the Partnership owned approximately 1.4%, 2.1%, 4.7%, 30.2% and 0.4% of Winton Master, Willowbridge Master, Graham Master, Eckhardt Master and SandRidge Master, respectively. As of December 31, 2009 the Partnership owned approximately 1.7%, 2.7%, 5.4%, 31.1% and 0.4% of Winton Master, Willowbridge Master, Graham Master, Eckhardt Master and SandRidge Master, respectively. It is the Partnership’s intention to continue to invest in the Funds. The performance of the Partnership is directly affected by the performance of the Funds. Expenses to investors as a result of the investment in the Funds are approximately the same and redemption rights are not affected.

Diversified Multi-Advisor Futures Fund L.P.
Notes to Financial Statements
March 31, 2010
(Unaudited)
Summarized information reflecting the total assets, liabilities and capital for the Funds is shown in the following tables.

	March 31, 2010
	Total Assets	Total Liabilities	Total Capital
Winton Master	$689,968,977	$64,924	$689,904,053
Willowbridge Master	237,884,635	27,915	237,856,720
Graham Master	173,539,499	8,576	173,530,923
Eckhardt Master	15,364,249	46,542	15,317,707
SandRidge Master	812,657,930	92,357,617	720,300,313

Total	$1,929,415,290	$92,505,574	$1,836,909,716

	December 31, 2009
	Total Assets	Total Liabilities	Total Capital
Winton Master	$574,479,690	$71,377	$574,408,313
Willowbridge Master	231,147,799	42,482	231,105,317
Graham Master	171,238,199	25,939	171,212,260
Eckhardt Master	17,383,619	63,160	17,320,459
SandRidge Master	715,621,327	30,711,834	684,909,493

Total	$1,709,870,634	$30,914,792	$1,678,955,842

Summarized information reflecting the net gain (loss) from trading, total income (loss) and net income (loss) for the Funds are shown in the following tables.

	For the three months ended March 31, 2010
	Gain (Loss) from	Total Income
	Trading, net	(Loss)	Net Income (Loss)
Winton Master	$32,303,622	$32,394,397	$32,207,188
Willowbridge Master	(20,526,632)	(20,493,570)	(20,594,231)
Graham Master	(3,943,186)	(3,922,768)	(4,042,502)
Eckhardt Master	(1,419,363)	(1,417,504)	(1,456,148)
SandRidge Master	(15,233,208)	(15,144,757)	(15,494,452)

Total	$(8,818,767)	$(8,584,202)	$(9,380,145)

	For the three months ended March 31, 2009
	Gain (Loss) from	Total Income	Net Income
	Trading, net	(Loss)	(Loss)
Winton Master	$(4,795,908)	$(4,660,946)	$(4,738,043)
Campbell Master	390,079	414,875	388,048
Willowbridge Master	(35,779,806)	(35,715,563)	(35,781,885)
Graham Master	(1,378,459)	(1,333,695)	(1,465,945)
Eckhardt Master	(95,326)	(90,954)	(111,800)

Total	$(41,659,420)	$(41,386,283)	$(41,709,625)

Summarized information reflecting the Partnership’s investment in, and the operations of the Funds is shown in the following tables.

	March 31, 2010		For the three months ended March 31, 2010
	% of					Net
	Partnership’s	Fair	Income	Expenses		Income	Investment	Redemptions
Investment	Net Assets	Value	(Loss)	Brokerage Fees	Other	(Loss)	Objective	Permitted

Winton Master	32.73%	$9,790,068	$451,679	$ 2,542	$263	$448,874	Commodity Portfolio	Monthly
Willowbridge Master	17.00%	5,087,203	(502,679)	1,915	454	(505,048)	Commodity Portfolio	Monthly
Graham Master	27.24%	8,148,478	(259,182)	5,075	821	(265,078)	Commodity Portfolio	Monthly
Eckhardt Master	15.45%	4,621,537	(442,879)	6,469	5,412	(454,760)	Commodity Portfolio	Monthly
SandRidge Master	9.20%	2,751,105	(56,947)	1,072	289	(58,308)	Energy Portfolio	Monthly

Total		$30,398,391	$(810,008)	$17,073	$7,239	$(834,320)

Diversified Multi-Advisor Futures Fund L.P.
Notes to Financial Statements
March 31, 2010
(Unaudited)

	December 31, 2009		For the three months ended March 31, 2009
	% of					Net
	Partnership’s	Fair	Income	Expenses		Income	Investment	Redemptions
Investment	Net Assets	Value	(Loss)	Brokerage Fees	Other	(Loss)	Objective	Permitted
Winton Master	30.01%	$9,975,920	$(108,038)	$1,660	$225	$(109,923)	Commodity Portfolio	Monthly

Campbell Master	—	—	19,382	967	689	17,726	Financial, Metal & Energy Large Portfolio	Monthly

Willowbridge Master	18.71%	6,218,731	(1,191,776)	1,925	292	(1,193,993)	Commodity Portfolio	Monthly

Graham Master	27.66%	9,193,804	(101,333)	6,814	438	(108,585)	Commodity Portfolio	Monthly

Eckhardt Master	16.23%	5,395,613	(28,293)	801	5,665	(34,759)	Commodity Portfolio	Monthly

SandRidge Master	8.63%	2,869,282	—	—	—	—	Energy Portfolio	Monthly

Total		$33,653,350	$(1,410,058)	$12,167	$7,309	$(1,429,534)

6.	Financial Instrument Risks:
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
As both a buyer and seller of options, the Funds pay or receive a premium at the outset and then bear the risk of unfavorable changes in the price of the contract underlying the option. Written options expose the Funds to potentially unlimited liability; for purchased options the risk of loss is limited to the premiums paid. Certain written put options permit cash settlement and do not require the option holder to own the reference asset. The Funds do not consider these contracts to be guarantees as described in ASC 460, Guarantees.
The General Partner monitors and attempts to control the Funds’ risk exposure on a daily basis through financial, credit and risk management monitoring systems, and accordingly, believes that it has effective procedures for evaluating and limiting the credit and market risks to which the Funds may be subject. These monitoring systems generally allow the General Partner to statistically analyze actual trading results with risk-adjusted performance indicators and correlation statistics. In addition, on-line monitoring systems provide account analysis of futures, forwards and options positions by sector, margin requirements, gain and loss transactions and collateral positions.
The majority of these instruments mature within one year of the inception date. However, due to the nature of the Funds’ businesses, these instruments may not be held to maturity.

Diversified Multi-Advisor Futures Fund L.P.
Notes to Financial Statements
March 31, 2010
(Unaudited)
7. Critical Accounting Policies
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
Statement of Cash Flows. The Partnership is not required to provide a Statement of Cash Flows as permitted by ASC 230.
Partnership’s and the Funds’ Investments. All commodity interests (including derivative financial instruments and derivative commodity instruments), through its investment in other partnerships, are held for trading purposes. The commodity interests are recorded on trade date and open contracts are recorded at fair value (as described below) at the measurement date. Investments in commodity interests denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing at the measurement date. Gains or losses are realized when contracts are liquidated. Unrealized gains or losses on open contracts are included as a component of equity in trading account on the Funds’ Statements of Financial Condition. Realized gains or losses and any change in net unrealized gains or losses from the preceding period are reported in the Funds’ Statements of Income and Expenses and Changes in Partners’ Capital.
Partnership’s and the Funds’ Fair Value Measurements. The Partnership and the Funds adopted ASC 820 as of January 1, 2008 which defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The Partnership and the Funds did not apply the deferral allowed by ASC 820 for nonfinancial assets and nonfinancial liabilities measured at fair value on a nonrecurring basis.
The Funds consider prices for exchange-traded commodity futures, forwards and options contracts to be based on unadjusted quoted prices in active markets for identical assets (Level 1). The values of non exchange-traded forwards, swaps and certain options contracts for which market quotations are not readily available are priced by broker-dealers who derive fair values for those assets from observable inputs (Level 2). Investments in partnerships (other commodity pools) where there are no other rights or obligations inherent within the ownership interest held by the Partnership are priced based on the end of the day net asset value (Level 2). The value of the Partnership’s investments in partnerships reflects its proportional interest in the partnerships. As of and for the periods ended March 31, 2010 and December 31, 2009, the Funds did not hold any derivative instruments that are priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).
Futures Contracts. The Funds trade futures contracts and exchange cleared swaps. Exchange cleared swaps are swaps that are traded as futures. A futures contract is a firm commitment to buy or sell a specified quantity of investments, currency or a standardized amount of a deliverable grade commodity, at a specified price on a specified future date, unless the contract is closed before the delivery date or if the delivery quantity is something where physical delivery can not occur (such as the S&P 500 Index), whereby such contract is settled in cash. Payments (“variation margin”) may be made or received by the Funds each business day, depending on the daily fluctuations in the value of the underlying contracts, and are recorded as unrealized gains or losses by the

Diversified Multi-Advisor Futures Fund L.P.
Notes to Financial Statements
March 31, 2010
(Unaudited)
Funds. When the contract is closed, the Funds record a realized gain or loss equal to the difference between the value of the contract at the time it was opened and the value at the time it was closed. Because transactions in futures contracts require participants to make both initial margin deposits of cash or other assets and variation margin deposits, through the futures broker, directly with the exchange on which the contracts are traded, credit exposure is limited. Realized gains (losses) and changes in unrealized gains (losses) on futures contracts are included in the Statements of Income and Expenses and Changes in Partners’ Capital.
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

Diversified Multi-Advisor Futures Fund L.P.
Notes to Financial Statements
March 31, 2010
(Unaudited)
Income Taxes. Income taxes have not been provided as each partner is individually liable for the taxes, if any, on their share of the Partnership’s income and expenses.
In 2007, the Partnership adopted ASC 740, Income Taxes, which provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Partnership’s financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions with respect to tax at the Partnership level not deemed to meet the more-likely-than-not threshold would be recorded as a tax benefit or expense in the current year. The General Partner concluded that no provision for income tax is required in the Partnership’s financial statements.
The following is the major tax jurisdiction for the Partnership and the earliest tax year subject to examination: United States – 2006.
Subsequent Events. In 2009, the Partnership adopted ASC 855, Subsequent Events. The objective of ASC 855 is to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are available to be issued. Management has determined that there were no subsequent events requiring adjustment or disclosure in the financial statements.
Recent Accounting Pronouncements. In January 2010, the FASB issued guidance, which, among other things, amends ASC 820, Fair Value Measurements and Disclosures to require entities to separately present purchases, sales, issuances, and settlements in their reconciliation of Level 3 fair value measurements (i.e., to present such items on a gross basis rather than on a net basis), and which clarifies existing disclosure requirements regarding the level of disaggregation and the inputs and valuation techniques used to measure fair value for measurements that fall within either Level 2 or Level 3 of the fair value hierarchy. This guidance is effective for interim and annual periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements which are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The adoption of this guidance did not have a material impact on the Partnership’s financial statements.
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
Net Income (Loss) per Redeemable Unit. Net income (loss) per Redeemable Unit is calculated in accordance with investment company guidance. See Note 2 for “Financial Highlights”.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Liquidity and Capital Resources
The Partnership does not engage in sales of goods or services. Its only assets are its investment in the Funds and cash. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership, through its investments in the Funds. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred during the first quarter of 2010.
The Partnership’s capital consists of the capital contributions of the partners as increased or decreased by gains or losses on trading and by expenses, interest income, redemptions of Redeemable Units and distributions of profits, if any.
For the three months ended March 31, 2010, Partnership capital decreased 10.0% from $33,239,132 to $29,913,530. This decrease was attributable to a net loss from operations of $1,441,639 coupled with the redemptions of 997.8494 Redeemable Units totaling $1,708,963 and 102.6471 General Partner Unit equivalents totaling $175,000. Future redemptions could impact the amount of funds available for investment in the Funds in subsequent periods.
Critical Accounting Policies
Partnership’s and the Funds’ Investments. All commodity interests (including derivative financial instruments and derivative commodity instruments), through its investment in other partnerships, are held for trading purposes. The commodity interests are recorded on trade date and open contracts are recorded at fair value (as described below) at the measurement date. Investments in commodity interests denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing at the measurement date. Gains or losses are realized when contracts are liquidated. Unrealized gains or losses on open contracts are included as a component of equity in trading account on the Funds’ Statements of Financial Condition. Realized gains or losses and any change in net unrealized gains or losses from the preceding period are reported in the Funds’ Statements of Income and Expenses and Changes in Partners’ Capital.
Partnership’s and the Funds’ Fair Value Measurements. The Partnership and the Funds adopted ASC 820 as of January 1, 2008 which defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The Partnership and the Funds did not apply the deferral allowed by ASC 820 for nonfinancial assets and nonfinancial liabilities measured at fair value on a nonrecurring basis.
The Funds consider prices for exchange-traded commodity futures, forwards and options contracts to be based on unadjusted quoted prices in active markets for identical assets (Level 1). The values of non exchange-traded forwards, swaps and certain options contracts for which market quotations are not readily available are priced by broker-dealers who derive fair values for those assets from observable inputs (Level 2). Investments in partnerships (other commodity pools) where there are no other rights or obligations inherent within the ownership interest held by the Partnership are priced based on the end of the day net asset value (Level 2). The value of the Partnership’s investments in partnerships reflects its proportional interest in the partnerships. As of and for the periods ended March 31, 2010 and December 31, 2009, the Funds did not hold any derivative instruments that are priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).

Futures Contracts. The Funds trade futures contracts and exchange cleared swaps. Exchange cleared swaps are swaps that are traded as futures. A futures contract is a firm commitment to buy or sell a specified quantity of investments, currency or a standardized amount of a deliverable grade commodity, at a specified price on a specified future date, unless the contract is closed before the delivery date or if the delivery quantity is something where physical delivery can not occur (such as the S&P 500 Index), whereby such contract is settled in cash. Payments (“variation margin”) may be made or received by the Funds each business day, depending on the daily fluctuations in the value of the underlying contracts, and are recorded as unrealized gains or losses by the Funds. When the contract is closed, the Funds record a realized gain or loss equal to the difference between the value of the contract at the time it was opened and the value at the time it was closed. Because transactions in futures contracts require participants to make both initial margin deposits of cash or other assets and variation margin deposits, through the futures broker, directly with the exchange on which the contracts are traded, credit exposure is limited. Realized gains (losses) and changes in unrealized gains (losses) on futures contracts are included in the Statements of Income and Expenses and Changes in Partners’ Capital.
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

Results of Operations
During the Partnership’s first quarter of 2010, the Net Asset Value per Redeemable Unit decreased 4.3% from $1,813.17 to $1,735.97 as compared to a decrease of 4.9% in the first quarter of 2009. The Partnership experienced a net trading loss, through its investments in the Funds, before brokerage fees and related fees in the first quarter of 2010 of $813,692. Losses were primarily attributable to the trading by the Funds of commodity futures in energy, grains, U.S. interest rates, metals, softs, and indices and were offset by gains in currencies, non-U.S. interest rates and livestock. The Partnership experienced a net trading loss, through its investments in the Funds, before brokerage fees and related fees in the first quarter of 2009 of $1,420,267. Losses were primarily attributable to the trading by the Funds of commodity futures in currencies, energy, grains, U.S. and non-U.S. interest rates, metals and softs and were partially offset by gains in livestock, indices and lumber.
Risk assets moved higher during the quarter as economic data suggested a recovering global economy and an agreement for limited Euro-zone and IMF support for Greece provided a blueprint for other indebted peripheral members of the Euro-zone. The fallout from the Greek sovereign debt crisis rippled throughout the global financial markets resulting in profits from several major price trends as European currencies weakened and yields in European fixed income fell. However, net losses were accumulated for the quarter as volatile market conditions in energy, grains, fixed income, metals, and equities indices proved difficult for trading.
In the energy sector, tensions in the Middle East pushed energy prices higher at the beginning of the year, but the rally was short-lived and fundamental factors led prices lower. U.S. crude oil inventories rose to their highest levels since August 2007 while moves by OPEC to curb supplies had minimal impact. However, oil prices later rebounded, supported by the expectation of a cold winter, particularly in the mid-Atlanta region, which was paralyzed by snow in February, and on economic growth prospects. In U.S. fixed income, losses were recorded in trading treasury bonds. Long-dated bond prices were pressured lower on expectations that excessive borrowing by governments would inevitably lead to greater issuance and higher levels of inflation. Small losses were also taken in metals as copper prices failed to make headway as news of stronger than forecast industrial orders in Europe was offset by expectations of diminished future demand from China. In grains, modest losses were seen as gains in wheat and corn were offset by losses in the soybean complex. In equity indices, the strong bullish trend that emerged in 2009 was significantly interrupted by the sovereign debt crisis, contributing to losses, primarily in the European equity indices.
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
CGM will pay monthly interest to the Partnership on its allocable share of 80% of the average daily equity maintained in cash in the Funds’ brokerage account at a 30-day U.S. Treasury bill rate determined by CGM and/or place up to all of the Funds’ assets in 90-day U.S. Treasury bills. The Partnership will receive 80% of its allocable share of the interest earned on the U.S. Treasury bills through its investments in the Funds. Twenty percent of any interest earned on U.S. Treasury bills purchased may be retained by CGM and/or credited to the General Partner. Interest income from investment in Partnerships for the three months ended March 31, 2010 decreased by $6,525 as compared to the corresponding period in 2009. The decrease in interest income is primarily due to lower U.S. Treasury bill rates during the three months ended March 31, 2010 as compared to the corresponding period in 2009. Interest earned by the Partnership will increase the net asset value of the Partnership. The amount of interest income earned by the Partnership depends on the average daily equity in the Partnership’s and the Funds’ accounts and upon interest rates over which neither the Partnership nor CGM has control.
Brokerage fees are calculated as a percentage of the Partnership’s adjusted net asset value as of the last day of each month and are affected by trading performance and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. Brokerage fees for the three months ended March 31, 2010 decreased by $209,535 as compared to the corresponding period in 2009. The decrease in brokerage fees is due to lower average net assets during the three months ended March 31, 2010 as compared to the corresponding period in 2009.
Management fees are calculated as a percentage of the Partnership’s adjusted net asset value as of the end of the month and are affected by trading performance and redemptions. Management fees for the three months ended March 31, 2010 decreased by $73,231 as compared to the corresponding period in 2009. The decrease in management fees is due to lower average net assets during the three months ended March 31, 2010 as compared to the corresponding period in 2009.
Incentive fees are based on the new trading profits generated by each Advisor at the end of the quarter as defined in the management agreements among the Partnership, the General Partner and each Advisor. There were no incentive fees earned for the three months ended March 31, 2010 and 2009. An Advisor will not be paid incentive fees until the Advisor recovers the net loss incurred and earns additional new trading profits for the Partnership.
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
Market movements result in frequent changes in the fair value of the Funds’ open positions and, consequently in their earnings and cash balances. The Funds’ market risks are influenced by a wide variety of factors, including the level and volatility of interest rates, exchange rates, equity price levels, the fair value of financial instruments and contracts, the diversification effects of the Funds’ open positions and the liquidity of the market in which they trade.
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

Value at Risk tables represent a probabilistic assessment of the risk of loss in market risk sensitive instruments. The Partnership’s advisors currently trade the Partnership’s assets indirectly in master fund managed accounts, over which they have been granted limited authority to make trading decisions. The first trading Value at Risk table reflects the market sensitive instruments held by the Partnership indirectly, through its investment in the Funds. The remaining trading Value at Risk tables reflect the market sensitive instruments indirectly held by each Fund separately. The following table indicates the trading Value at Risk associated with the Partnership’s open positions by market category as of March 31, 2010. As of March 31, 2010, the Partnership’s total capitalization was $29,913,530.

		% of Total
Market Sector	Value at Risk	Capitalization
Currencies	$570,350	1.91%
Energy	421,525	1.41%
Grains	126,979	0.42%
Interest Rates U.S.	197,739	0.66%
Interest Rates Non-U.S.	405,080	1.35%
Livestock	10,716	0.04%
Metals	256,287	0.86%
Softs	106,128	0.35%
Indices	1,016,488	3.40%

Total	$3,111,292	10.40%

The following tables indicates the trading Value at Risk associated with the Partnership’s investments in the Funds by market category as of March 31, 2010 and the highest, lowest and average value during the three months ended March 31, 2010. All open position trading risk exposures of the Partnership have been included in calculating the figures set forth below. There have been no material changes in the trading Value at Risk information previously disclosed in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2009.
As of March 31, 2010, Winton Master’s total capitalization was $689,904,053, the Partnership owned approximately 1.4% of Winton Master. The Partnership’s Value at Risk for the portion of its assets that are traded indirectly through its investment in Winton Master as of March 31, 2010 was as follows:
March 31, 2010
(Unaudited)

			Three Months Ended March 31, 2010
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*
Currencies	$9,083,159	1.32%	$11,936,668	$3,127,432	$7,270,193
Energy	3,489,813	0.51%	3,635,199	345,625	1,630,460
Grains	1,666,349	0.24%	1,818,433	932,177	1,325,446
Interest Rates U.S.	1,570,837	0.23%	4,717,680	743,921	2,559,622
Interest Rates Non-U.S.	6,662,281	0.97%	7,909,258	3,487,657	6,479,959
Livestock	194,150	0.03%	201,990	158,080	187,287
Metals	7,625,124	1.11%	7,950,442	4,864,229	6,436,353
Softs	1,621,394	0.24%	2,071,953	538,916	952,937
Indices	22,020,780	3.19%	22,020,780	10,790,520	17,652,813

Total	$53,933,887	7.84%

*	Average of month-end Values at Risk.

As of March 31, 2010, Willowbridge Master’s total capitalization was $237,856,720. The Partnership owned approximately 2.1% of Willowbridge Master. The Partnership’s Value at Risk for the portion of its assets that are traded indirectly through its investment in Willowbridge Master as of March 31, 2010 was as follows:
March 31, 2010
(Unaudited)

			Three Months Ended March 31, 2010
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*
Currencies	$5,168,528	2.17%	$6,227,731	$2,291,926	$4,786,821
Energy	2,192,400	0.92%	6,325,000	460,750	2,380,383
Grains	893,200	0.38%	3,437,500	413,000	1,279,900
Interest Rates U.S.	565,152	0.24%	2,037,750	243,600	709,517
Interest Rates Non-U.S.	4,024,446	1.69%	4,385,440	2,279,842	3,557,413
Livestock	162,400	0.06%	171,200	149,600	155,467
Metals	1,421,000	0.60%	4,488,748	710,500	2,176,916
Softs	2,415,700	1.02%	2,832,500	953,700	2,106,300

Total	$16,842,826	7.08%

*	Average of month-end Values at Risk.
As of March 31, 2010, Graham Master’s total capitalization was $173,530,923. The Partnership owned approximately 4.7% of Graham Master. The Partnership’s Value at Risk for the portion of its assets that are traded indirectly through its investment in Graham Master as of March 31, 2010 was as follows:
March 31, 2010
(Unaudited)

			Three Months Ended March 31, 2010
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*
Currencies	$5,908,731	3.40%	$6,008,186	$1,372,618	$3,215,427
Energy	1,646,017	0.95%	1,646,017	236,269	977,806
Grains	842,890	0.49%	964,687	449,250	716,901
Interest Rates U.S.	548,097	0.32%	1,192,375	68,806	657,819
Interest Rates Non-U.S.	3,802,830	2.19%	4,305,447	757,824	2,799,663
Livestock	97,600	0.06%	106,400	60,000	89,067
Metals	1,201,963	0.69%	1,504,876	494,357	912,735
Softs	436,174	0.25%	1,144,148	436,174	700,338
Indices	11,617,981	6.69%	11,617,981	1,646,140	5,650,039

Total	$26,102,283	15.04%

*	Average of month-end Values at Risk.

As of March 31, 2010, Eckhardt Master’s total capitalization was $15,317,707. The Partnership owned approximately 30.2% of Eckhardt Master. The Partnership’s Value at Risk for the portion of its assets that are traded indirectly through its investment in Eckhardt Master as of March 31, 2010 was as follows:
March 31, 2010
(Unaudited)

			Three months ended March 31, 2010
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*
Currencies	$189,158	1.23%	$404,397	$111,551	$176,928
Energy	178,400	1.16%	455,100	50,400	201,467
Grains	150,423	0.98%	219,906	82,312	152,353
Interest Rates U.S.	458,867	3.00%	688,710	14,627	329,672
Interest Rates Non -U.S.	161,336	1.05%	618,157	94,112	184,062
Metals	209,972	1.37%	358,327	82,375	210,908
Softs	40,527	0.27%	146,472	40,430	70,728
Indices	538,710	3.52%	655,958	37,845	330,225

Total	$1,927,393	12.58%

*	Average of month-end Values at Risk.
As of March 31, 2010, SandRidge Master’s total capitalization was $720,300,313. The Partnership owned approximately 0.4% of SandRidge Master. The Partnership’s Value at Risk for the portion of its assets that are traded indirectly through its investment in SandRidge Master as of March 31, 2010 was as follows:
March 31, 2010
(Unaudited)

			Three Months Ended March 31, 2010
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*
Energy	$48,891,388	6.79%	$48,891,388	$19,153,412	$33,329,382

Total	$48,891,388	6.79%

*	Average of month-end Values at Risk.

Item 4.  Controls and Procedures
The Partnership’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Partnership on the reports that it files or submits under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods expected in the SEC’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by the Partnership in the reports it files is accumulated and communicated to management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) of the General Partner, to allow for timely decisions regarding required disclosure and appropriate SEC filings.
Management is responsible for ensuring that there is an adequate and effective process for establishing, maintaining and evaluating disclosure controls and procedures for the Partnership’s external disclosures.
The General Partner’s CEO and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-115(e) under the Exchange Act) as of March 31, 2010 and, based on that evaluation, the General Partner’s CEO and CFO have concluded that at that date the Partnership’s disclosure controls and procedures were effective.
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
There were no changes in the Partnership’s internal control over financial reporting process during the fiscal quarter ended March 31, 2010 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1.  Legal Proceedings
The following information supplements and amends the discussion set forth under Part I, Item 3 “Legal Proceedings” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009. There are no material legal proceedings pending against the Partnership and the General Partner.
Credit Crisis Related Matters
          Citigroup and its affiliates, including CGM, continue to defend lawsuits and arbitrations asserting claims for damages and related relief for losses arising from the global financial credit and subprime-mortgage crisis that began in 2007. Certain of these actions have been resolved, through either settlements or court proceedings.
          In addition, Citigroup and its affiliates, including CGM, continue to cooperate fully in response to subpoenas and requests for information from the Securities and Exchange Commission and other government agencies in connection with various formal and informal inquiries concerning Citigroup’s subprime mortgage-related conduct and business activities. Citigroup and certain of its affiliates, including CGM, are involved in discussions with certain of their regulators to resolve certain of these matters.

Item 1A.  Risk Factors.
There have been no material changes to the risk factors set forth under Part I, Item 1A. “Risk Factors” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009.
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.
The Partnership no longer offers Redeemable Units at the Net Asset Value per Redeemable Unit as of the end of each month.
The following chart sets forth the purchases of Redeemable Units by the Partnership.

				(d) Maximum Number
				(or Approximate
			(c) Total Number of	Dollar Value) of
			Units	Units
	(a) Total	(b) Average Price	Purchased as Part	that May Yet Be
	Number of	Paid per	of Publicly Announced	Purchased Under the
Period	Units Purchased*	Unit**	Plans or Programs	Plans or Programs
January 1, 2010 — January 31, 2010	136.7857	$1,714.31	N/A	N/A
February 1, 2010 — February 28, 2010	653.0860	$1,704.87	N/A	N/A
March 1, 2010 — March 31, 2010	207.9777	$1,735.97	N/A	N/A
	997.8494	$1,712.65

*	Generally, limited partners are permitted to redeem their Redeemable Units as of the end of each month on 10 days’ notice to the General Partner. Under certain circumstances, the General Partner can compel redemption but, to date, the General Partner has not exercised this right. Purchases of Redeemable Units by the Partnership reflected in the chart above were made in the ordinary course of the Partnership’s business in connection with effecting redemptions for limited partners.

**	Redemptions of Redeemable Units are effected as of the last day of each month at the Net Asset Value per Redeemable Unit as of that day.
Item 3.  Defaults Upon Senior Securities — None
Item 4. [Removed and Reserved]
Item 5.  Other Information — None

Item 6.  Exhibits

3.1		Limited Partnership Agreement (filed as Exhibit 3.1 to the Registration Statement on Form S-1 filed on February 9, 1994 and incorporated herein by reference).

3.2	(a)	Certificate of Limited Partnership of the Partnership as filed in the office of the Secretary of State of the State of New York on October 13, 1993 (filed as Exhibit 3.2 to the Registration Statement on Form S-1 filed on February 9, 1994 and incorporated herein by reference).

	(b)	Certificate of Amendment of the Certificate of Limited Partnership of the Partnership as filed in the office of the Secretary of State of the State of New York, dated October 1, 1999 (filed as Exhibit 3.2(b) to the Form 10-Q filed on November 16, 2009 and incorporated herein by reference).

	(c)	Certificate of Amendment of the Certificate of Limited Partnership of the Partnership as filed in the office of the Secretary of State of the State of New York, dated May 21, 2003 (filed as Exhibit 3.2(c) to the Form 10-Q filed on November 16, 2009 and incorporated herein by reference).

	(d)	Certificate of Amendment of the Certificate of Limited Partnership of the Partnership as filed in the office of the Secretary of State of the State of New York, dated September 21, 2005 (filed as Exhibit 3.2(d) to the Form 10-Q filed on November 16, 2009 and incorporated herein by reference).

	(e)	Certificate of Amendment of the Certificate of Limited Partnership of the Partnership as filed in the office of the Secretary of State of the State of New York, dated September 19, 2008 (filed as Exhibit 3.2(e) to the Form 10-Q filed on November 16, 2009 and incorporated herein by reference).

	(f)	Certificate of Amendment of the Certificate of Limited Partnership of the Partnership as filed in the office of the Secretary of State of the State of New York, dated September 28, 2009 (filed as Exhibit 3.2(f) to the Form 8-K/A filed on April 14, 2010 and incorporated herein by reference).

	(g)	Certificate of Amendment of the Certificate of Limited Partnership of the Partnership as filed in the office of the Secretary of State of the State of New York, dated April 12, 2010 (filed as Exhibit 3.2(g) to the Form 8-K/A filed on April 14, 2010 and incorporated herein by reference).

10.1		Customer Agreement between the Partnership and Smith Barney Shearson Inc. (filed as Exhibit 10.1 to the Registration Statement on Form S-1 filed on February 9, 1994 and incorporated herein by reference).

10.2		Escrow Instructions relating to escrow of subscription funds (filed as Exhibit 10.3 to the Registration Statement on Form S-1 filed on February 9, 1994 and incorporated herein by reference).

10.3	(a)	Management Agreement among the Partnership, the General Partner and Willowbridge (filed as an exhibit to the Form 10-K filed on March 29, 2000 and incorporated herein by reference).

	(b)	Letter extending Management Agreement with Willowbridge for 2009 (filed as Exhibit 10.3(b) to the Form 10-K filed on March 31, 2010 and incorporated herein by reference).

10.4	(a)	Management Agreement among the Partnership, the General Partner and Winton (filed as an exhibit to the Form 10-K filed on March 27, 2002 and incorporated herein by reference).

	(b)	Letter extending Management Agreement with Winton for 2009 (filed as Exhibit 10.4(b) to the Form 10-K filed on March 31, 2010 and incorporated herein by reference).

10.5	(a)	Management Agreement among the Partnership, the General Partner and Graham (filed as an exhibit to the Form 10-K filed on March 27, 2002 and incorporated herein by reference).

	(b)	Letter extending Management Agreement with Graham for 2009 (filed as Exhibit 10.5(b) to the Form 10-K filed on March 31, 2010 and incorporated herein by reference).

10.6	(a)	Management Agreement among the Partnership, the General Partner and Eckhardt (filed as an exhibit to the Form 10-Q filed on August 14, 2008 and incorporated herein by reference).

	(b)	Letter extending Management Agreement with Eckhardt for 2009 (filed as Exhibit 10.6(b) to the Form 10-K filed on March 31, 2010 and incorporated herein by reference).

10.7	(a)	Management Agreement among the Partnership, the General Partner and SandRidge (filed as Exhibit 10.1 to the Form 8-K filed on June 2, 2009 and incorporated herein by reference).

	(b)	Letter extending Management Agreement with SandRidge for 2009 (filed as Exhibit 10.7(b) to the Form 10-K filed on March 31, 2010 and incorporated herein by reference).

10.8	Joinder Agreement among the Partnership, the General Partner, CGM and Morgan Stanley Smith Barney LLC (filed as Exhibit 10 to the Form 10-Q filed on August 14, 2009 and incorporated herein by reference).

31.1	Rule 13a-14(a)/15d-14(a) Certification (Certification of President and Director). (filed herein)

31.2	Rule 13a-14(a)/15d-14(a) Certification (Certification of Chief Financial Officer and Director). (filed herein)

32.1	Section 1350 Certification (Certification of President and Director). (filed herein)

32.2	Section 1350 Certification (Certification of Chief Financial Officer and Director). (filed herein)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
DIVERSIFIED MULTI-ADVISOR FUTURES FUND L.P.

By:	Ceres Managed Futures LLC

(General Partner)

By:	/s/ Jerry Pascucci

Jerry Pascucci
President and Director
Date: May 17, 2010

By:	/s/ Jennifer Magro

Jennifer Magro
Chief Financial Officer and Director
(Principal Accounting Officer)
Date: May 17, 2010