Form 10-Q
period 2010-06-30
DIVERSIFIED MULTI-ADVISOR FUTURES FUND L.P.
filed 2010-08-16
CIK 911503

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010
OR ( ) TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from             to
Commission File Number 000-26132
DIVERSIFIED MULTI-ADVISOR FUTURES FUND L.P.
(Exact name of registrant as specified in its charter)

New York	13-3729162

(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
c/o Ceres Managed Futures LLC
522 5th Ave - 14th Floor
New York, New York 10036
(Address of principal executive offices) (Zip Code)
(212) 296-1999
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

Yes           No  X

As of July 31, 2010, 16,387.4301 Limited Partnership Redeemable Units were outstanding.

DIVERSIFIED MULTI-ADVISOR FUTURES FUND L.P.
FORM 10-Q
INDEX

		Page
		Number
PART I – Financial Information:
Item 1.	Financial Statements:
	Statements of Financial Condition at June 30, 2010 and December 31, 2009 (unaudited)	3
	Schedules of Investments at June 30, 2010 and December 31, 2009 (unaudited)	4 – 5
	Statements of Income and Expenses and Changes in Partners’ Capital for the three and six months ended June 30, 2010 and 2009 (unaudited)	6
	Notes to Financial Statements (unaudited)	7 – 16
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17 – 20
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	21 – 24
Item 4.	Controls and Procedures	25

PART II – Other Information		26 – 30
Exhibits
31.1 Certification
31.2 Certification
32.1 Certification
32.2 Certification
EX-31.1
EX-31.2
EX-32.1
EX-32.2

PART I
Item 1. Financial Statements
Diversified Multi-Advisor Futures Fund L.P.
Statements of Financial Condition
(Unaudited)

	June 30,	December 31,
	2010	2009
Assets:
Investment in Partnerships, at fair value	$29,133,012	$33,653,350
Cash	74,402	107,335

Total assets	$29,207,414	$33,760,685

Liabilities and Partners’ Capital:
Liabilities:
Accrued expenses:
Brokerage fees	$133,867	$154,737
Management fees	44,745	51,788
Other	25,400	48,981
Redemptions payable	264,008	266,047

Total liabilities	468,020	521,553

Partners’ Capital:
General Partner, 177.7568 and 280.4039 unit equivalents outstanding at June 30, 2010 and December 31, 2009, respectively	306,174	508,420
Limited Partners, 16,507.6174 and 18,051.6921 Redeemable Units outstanding at June 30, 2010 and December 31, 2009, respectively	28,433,220	32,730,712

Total partners’ capital	28,739,394	33,239,132

Total liabilities and partners’ capital	$29,207,414	$33,760,685

Net asset value per unit	$1,722.43	$1,813.17

See accompanying notes to financial statements.

Diversified Multi-Advisor Futures Fund L.P.
Schedule of Investments
June 30, 2010
(Unaudited)

		% of Partners’
	Fair Value	Capital

Investment in Partnerships
CMF Winton Master L.P.	$8,839,115	30.76%
CMF Willowbridge Argo Master Fund L.P.	4,697,493	16.34
CMF Graham Capital Master Fund L.P.	8,020,758	27.91
CMF Eckhardt Master Fund L.P.	5,135,438	17.87
CMF SandRidge Master Fund L.P.	2,440,208	8.49

Total investment in Partnerships, at fair value	$29,133,012	101.37%

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

Diversified Multi-Advisor Futures Fund L.P.
Statements of Income and Expenses and Changes in Partners’ Capital
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Income:
Net gains (losses) on trading of commodity interests and investment in Partnerships:
Net realized gains (losses) on investment in Partnerships	$688,103	$331,396	$(458,794)	$(667,443)
Change in net unrealized gains (losses) on investment in Partnerships	(268,244)	(629,019)	64,961	(1,050,447)

Gain (loss) from trading, net	419,859	(297,623)	(393,833)	(1,717,890)
Interest income from investment in Partnerships	7,317	8,142	11,001	18,351

Total income (loss)	427,176	(289,481)	(382,832)	(1,699,539)

Expenses:
Brokerage fees including clearing fees	428,788	575,531	874,091	1,230,369
Management fees	136,553	187,113	279,145	402,936
Incentive fees	—	7,581	—	7,581
Other	88,516	80,517	132,252	113,642

Total expenses	653,857	850,742	1,285,488	1,754,528

Net income (loss)	(226,681)	(1,140,223)	(1,668,320)	(3,454,067)
Redemptions-General Partner	—	(1,037,738)	(175,000)	(1,037,738)
Redemptions-Limited Partners	(947,455)	(3,482,995)	(2,656,418)	(6,167,840)

Net increase (decrease) in Partners’ Capital	(1,174,136)	(5,660,956)	(4,499,738)	(10,659,645)
Partners’ Capital, beginning of period	29,913,530	43,292,334	33,239,132	48,291,023

Partners’ Capital, end of period	$28,739,394	$37,631,378	$28,739,394	$37,631,378

Net asset value per unit (16,685.3742 and 20,025.3666 units outstanding at June 30, 2010 and 2009, respectively)	$1,722.43	$1,879.19	$1,722.43	$1,879.19

Net income (loss) per Redeemable Unit and General Partner unit equivalent	$(13.54)	$(50.72)	$(90.74)	$(150.71)

Weighted average units outstanding	17,037.9165	21,166.9812	17,513.4555	22,298.4477

See accompanying notes to financial statements.

Diversified Multi-Advisor Futures Fund L.P.
Notes to Financial Statements
June 30, 2010
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
As of June 30, 2010, all trading decisions are made for the Partnership by Willowbridge Associates, Inc. (“Willowbridge”), Winton Capital Management Limited (“Winton”), Graham Capital Management L.P. (“Graham”), Eckhardt Trading Company (“Eckhardt”) and SandRidge Capital L.P. (“SandRidge”) (each an “Advisor” and collectively, the “Advisors”) ”), each of which is a registered commodity trading advisor. Each Advisor is allocated a portion of the Partnership’s assets to manage. The Partnership invests the portion of its assets allocated to each of the Advisors indirectly through investments in master funds.
The General Partner and each limited partner share in the profits and losses of the Partnership in proportion to the amount of Partnership interest owned by each except that no limited partner shall be liable for obligations of the Partnership in excess of its initial capital contribution and profits, if any, net of distributions.
The accompanying financial statements are unaudited but, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the Partnership’s financial condition at June 30, 2010 and December 31, 2009, and the results of its operations and changes in partners’ capital for the three and six months ended June 30, 2010 and 2009. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. You should read these financial statements together with the financial statements and notes included in the Partnership’s annual report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) for the year ended December 31, 2009.
The preparation of financial statements and accompanying notes in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, income and expenses, and related disclosures of contingent assets and liabilities in the financial statements and accompanying notes. In making these estimates and assumptions, management has considered the effects, if any, of events occurring after the date of the Partnership’s Statements of Financial Condition through the date the financial statements were issued. As a result, actual results could differ from these estimates.

Diversified Multi-Advisor Futures Fund L.P.
Notes to Financial Statements
June 30, 2010
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
2. Financial Highlights:
Changes in the net asset value per Redeemable Unit for the three and six months ended June 30, 2010 and 2009 were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Net realized and unrealized gains (losses)*	$(0.75)	$(38.04)	$(67.80)	$(127.85)
Interest income	0.43	0.39	0.64	0.83
Expenses**	(13.22)	(13.07)	(23.58)	(23.69)

Increase (decrease) for the period	(13.54)	(50.72)	(90.74)	(150.71)
Net asset value per Redeemable Unit, beginning of period	1,735.97	1,929.91	1,813.17	2,029.90

Net asset value per Redeemable Unit, end of period	$1,722.43	$1,879.19	$1,722.43	$1,879.19

*	Includes brokerage fees.

**	Excludes brokerage fees.

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2010	2009		2010	2009
Ratios to average net assets:***
Net investment income (loss) before incentive fees****	(8.8)%	(8.4)%		(8.5)%	(8.2)%

Operating expense	8.9%	8.5%		8.6%	8.3%
Incentive fees	—%	0.0	%*****	—%	0.0	%*****

Total expenses	8.9%	8.5%		8.6%	8.3%

Total return:
Total return before incentive fees	(0.8)%	(2.6)%		(5.0)%	(7.4)%
Incentive fees	—%	0.0	%*****	—%	0.0	%*****

Total return after incentive fees	(0.8)%	(2.6)%		(5.0)%	(7.4)%

***	Annualized (other than incentive fees).

****	Interest income less total expenses.

*****	Due to rounding
The above ratios may vary for individual investors based on the timing of capital transactions during the period. Additionally, these ratios are calculated for the limited partner class using the limited partners’ share of income, expenses and average net assets.

Diversified Multi-Advisor Futures Fund L.P.
Notes to Financial Statements
June 30, 2010
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
The customer agreements between the Partnership and CGM and the Funds and CGM gives the Partnership and the Funds the legal right to net unrealized gains and losses on open futures and exchange cleared swaps and forward contracts. The Funds net, for financial reporting purposes, the unrealized gains and losses on open futures and exchange cleared swaps and forward contracts on the Statements of Financial Condition as the criteria under ASC 210, Balance Sheet, has been met.
Brokerage fees are calculated as a percentage of the Partnership’s adjusted net asset value on the last day of each month and are affected by trading performance and redemptions.
The Partnership adopted ASC 815, Derivatives and Hedging, as of January 1, 2009 which requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. ASC 815 only expands the disclosure requirements for derivative instruments and related hedging activities and has no impact on the Statements of Financial Condition or Statements of Income and Expenses and Changes in Partners’ Capital.
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
Partnership’s and the Funds’ Fair Value Measurements. The Partnership and the Funds (as defined in Note 5 “Investment in Partnerships”) adopted ASC 820, Fair Value Measurements and Disclosures, as of January 1, 2008, which defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820 establishes a framework for measuring fair value and expands disclosures regarding fair value measurements in accordance with GAAP. The fair value hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to fair values derived from unobservable inputs (Level 3). The level in the fair value hierarchy within which the fair value measurement in its entirety falls shall be determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Partnership and the Funds did not apply the deferral allowed by ASC 820 for nonfinancial assets and nonfinancial liabilities measured at fair value on a nonrecurring basis.
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

Diversified Multi-Advisor Futures Fund L.P.
Notes to Financial Statements
June 30, 2010
(Unaudited)
The Funds consider prices for exchange-traded commodity futures, forwards and options contracts to be based on unadjusted quoted prices in active markets for identical assets (Level 1). The values of non exchange-traded forwards, swaps and certain options contracts for which market quotations are not readily available are priced by broker-dealers who derive fair values for those assets from observable inputs (Level 2). Investments in partnerships (other commodity pools) where there are no other rights or obligations inherent within the ownership interest held by the Partnership are priced based on the end of the day net asset value (Level 2). The value of the Partnership’s investments in partnerships reflects its proportional interest in the partnerships. As of and for the periods ended June 30, 2010 and December 31, 2009, the Funds did not hold any derivative instruments that are priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).

		Quoted Prices in
		Active Markets	Significant Other	Significant
		for Identical	Observable Inputs	Unobservable
	June 30, 2010	Assets (Level 1)	(Level 2)	Inputs (Level 3)
Assets
Investment in Partnerships	$29,133,012	$—	$29,133,012	$—

Total fair value	$29,133,012	$—	$29,133,012	$—

		Quoted Prices in
		Active Markets	Significant Other	Significant
		for Identical	Observable Inputs	Unobservable
	December 31, 2009	Assets (Level 1)	(Level 2)	Inputs (Level 3)
Assets
Investment in Partnerships	$33,653,350	$—	$33,653,350	$—

Total fair value	$33,653,350	$—	$33,653,350	$—

5.	Investment in Partnerships:
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
June 30, 2010
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
The General Partner is not aware of any material changes to the trading programs discussed above during the fiscal quarter ended June 30, 2010.
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
A limited partner may withdraw all or part of their capital contribution and undistributed profits, if any, from the Funds in multiples of the net asset value per unit as of the end of any day (the “Redemption Date”) after a request for redemption has been made to the General Partner at least 3 days in advance of the Redemption Date. The units are classified as a liability when the limited partner elects to redeem and informs the Funds.
Management and incentive fees are charged at the Partnership level. All exchange, clearing, user, give-up, floor brokerage and NFA fees (collectively the “clearing fees”) are borne by the Funds. All other fees including CGM’s direct brokerage fees are charged at the Partnership level.
As of June 30, 2010, the Partnership owned approximately 1.2%, 2.1%, 4.6%, 30.2% and 0.4% of Winton Master, Willowbridge Master, Graham Master, Eckhardt Master and SandRidge Master, respectively. As of December 31, 2009 the Partnership owned approximately 1.7%, 2.7%, 5.4%, 31.1% and 0.4% of Winton Master, Willowbridge Master, Graham Master, Eckhardt Master and SandRidge Master, respectively. It is the Partnership’s intention to continue to invest in the Funds. The performance of the Partnership is directly affected by the performance of the Funds. Expenses to investors as a result of the investment in the Funds are approximately the same and redemption rights are not affected.

Diversified Multi-Advisor Futures Fund L.P.
Notes to Financial Statements
June 30, 2010
(Unaudited)
Summarized information reflecting the total assets, liabilities and capital for the Funds is shown in the following tables.

	June 30, 2010
	Total Assets	Total Liabilities	Total Capital
Winton Master	$768,235,393	$7,689,883	$760,545,510
Willowbridge Master	227,833,325	18,921	227,814,404
Graham Master	174,202,088	1,436,266	172,765,822
Eckhardt Master	17,065,879	39,021	17,026,858
SandRidge Master	731,160,853	52,655,480	678,505,373

Total	$1,918,497,538	$61,839,571	$1,856,657,967

	December 31, 2009
	Total Assets	Total Liabilities	Total Capital
Winton Master	$574,479,690	$71,377	$574,408,313
Willowbridge Master	231,147,799	42,482	231,105,317
Graham Master	171,238,199	25,939	171,212,260
Eckhardt Master	17,383,619	63,160	17,320,459
SandRidge Master	715,621,327	30,711,834	684,909,493

Total	$1,709,870,634	$30,914,792	$1,678,955,842

Summarized information reflecting the net gain (loss) from trading, total income (loss) and net income (loss) for the Funds are shown in the following tables.

	For the three months ended June 30, 2010
	Gain (Loss) from	Total Income	Net Income
	Trading, Net	(Loss)	(Loss)
Winton Master	$22,166,459	$22,374,065	$22,152,876
Willowbridge Master	(13,357,029)	(13,290,137)	(13,408,093)
Graham Master	957,704	1,000,751	821,669
Eckhardt Master	2,073,976	2,077,878	2,033,838
SandRidge Master	(68,950,382)	(68,769,002)	(69,339,310)

Total	$(57,109,272)	$(56,606,445)	$(57,739,020)

	For the six months ended June 30, 2010
	Gain (Loss) from	Total Income	Net Income
	Trading, Net	(Loss)	(Loss)
Winton Master	$54,470,081	$54,768,462	$54,360,064
Willowbridge Master	(33,883,661)	(33,783,707)	(34,002,324)
Graham Master	(2,985,482)	(2,922,017)	(3,220,833)
Eckhardt Master	654,613	660,374	577,690
SandRidge Master	(84,183,590)	(83,913,759)	(84,833,762)

Total	$(65,928,039)	$(65,190,647)	$(67,119,165)

	For the three months ended June 30, 2009
	Gain (Loss) from	Total Income	Net Income
	Trading, Net	(Loss)	(Loss)
Winton Master	$(31,836,606)	$(31,722,305)	$(31,818,295)
Willowbridge Master	32,063,426	32,119,971	32,025,897
Graham Master	(2,208,778)	(2,173,740)	(2,344,541)
Eckhardt Master	(680,954)	(677,086)	(708,340)
SandRidge Master	31,866,755	31,975,987	31,760,955

Total	$29,203,843	$29,522,827	$28,915,676

	For the six months ended June 30, 2009
	Gain (Loss) from	Total Income	Net Income
	Trading, Net	(Loss)	(Loss)
Winton Master	$(36,632,514)	$(36,383,251)	$(36,556,338)
Willowbridge Master	(3,716,380)	(3,595,592)	(3,755,988)
Graham Master	(3,587,237)	(3,507,435)	(3,810,486)
Eckhardt Master	(776,280)	(768,040)	(820,140)
SandRidge Master	72,775,273	72,990,836	72,533,132

Total	$28,062,862	$28,736,518	$27,590,180

Summarized information reflecting the Partnership’s investment in, and the operations of the Funds is shown in the following tables.

	June 30, 2010		For the three months ended June 30, 2010
	% of					Net
	Partnership’s	Fair	Income	Expenses		Income	Investment	Redemptions
Investment	Net Assets	Value	(Loss)	Brokerage Fees	Other	(Loss)	Objective	Permitted

Winton Master	30.76%	$8,839,115	278,074	2,312	447	275,315	Commodity Portfolio	Monthly
Willowbridge Master	16.34%	4,697,493	(280,508)	2,028	454	(282,990)	Commodity Portfolio	Monthly
Graham Master	27.91%	8,020,758	48,655	5,712	2,641	40,302	Commodity Portfolio	Monthly
Eckhardt Master	17.87%	5,135,438	626,768	7,867	5,418	613,483	Commodity Portfolio	Monthly
SandRidge Master	8.49%	2,440,208	(245,813)	1,757	330	(247,900)	Energy Portfolio	Monthly

Total		$29,133,012	$427,176	$19,676	$9,290	$398,210

	June 30, 2010		For the six months ended June 30, 2010
	% of					Net
	Partnership’s	Fair	Income	Expenses		Income	Investment	Redemptions
Investment	Net Assets	Value	(Loss)	Brokerage Fees	Other	(Loss)	Objective	Permitted

Winton Master	30.76%	$8,839,115	729,753	4,854	710	724,189	Commodity Portfolio	Monthly
Willowbridge Master	16.34%	4,697,493	(783,187)	3,943	908	(788,038)	Commodity Portfolio	Monthly
Graham Master	27.91%	8,020,758	(210,527)	10,788	3,462	(224,777)	Commodity Portfolio	Monthly
Eckhardt Master	17.87%	5,135,438	183,889	14,336	10,830	158,723	Commodity Portfolio	Monthly
SandRidge Master	8.49%	2,440,208	(302,760)	2,829	619	(306,208)	Energy Portfolio	Monthly

Total		$29,133,012	$(382,832)	$36,750	$16,529	$(436,111)

	December 31, 2009		For the three months ended June 30, 2009
	% of					Net
	Partnership’s	Fair	Income	Expenses		Income	Investment	Redemptions
Investment	Net Assets	Value	(Loss)	Brokerage Fees	Other	(Loss)	Objective	Permitted

Winton Master	30.01%	$9,975,920	(723,493)	1,966	215	(725,674)	Commodity Portfolio	Monthly
Campbell Master	—	—	(296,274)	304	361	(296,939)	Financial, Metal & Energy Large Portfolio	Monthly
Willowbridge Master	18.71%	6,218,731	1,026,631	2,621	393	1,023,617	Commodity Portfolio	Monthly
Graham Master	27.66%	9,193,804	(139,791)	10,046	539	(150,376)	Commodity Portfolio	Monthly
Eckhardt Master	16.23%	5,395,613	(214,242)	3,672	6,231	(224,145)	Commodity Portfolio	Monthly
SandRidge Master	8.63%	2,869,282	57,688	214	64	57,410	Energy Portfolio	Monthly

Total		$33,653,350	$(289,481)	$18,823	$7,803	$(316,107)

	December 31, 2009		For the six months ended June 30, 2009
	% of					Net
	Partnership’s	Fair	Income	Expenses		Income	Investment	Redemptions
Investment	Net Assets	Value	(Loss)	Brokerage Fees	Other	(Loss)	Objective	Permitted

Winton Master	30.01%	$9,975,920	(831,531)	3,626	440	(835,597)	Commodity Portfolio	Monthly
Campbell Master	—	—	(276,892)	1,271	1,050	(279,213)	Financial, Metal & Energy Large Portfolio	Monthly
Willowbridge Master	18.71%	6,218,731	(165,145)	4,546	685	(170,376)	Commodity Portfolio	Monthly
Graham Master	27.66%	9,193,804	(241,124)	16,860	977	(258,961)	Commodity Portfolio	Monthly
Eckhardt Master	16.23%	5,395,613	(242,535)	4,473	11,896	(258,904)	Commodity Portfolio	Monthly
SandRidge Master	8.63%	2,869,282	57,688	214	64	57,410	Energy Portfolio	Monthly

Total		$33,653,350	$(1,699,539)	$30,990	$15,112	$(1,745,641)

Diversified Multi-Advisor Futures Fund L.P.
Notes to Financial Statements
June 30, 2010
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
June 30, 2010
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
The Funds consider prices for exchange-traded commodity futures, forwards and options contracts to be based on unadjusted quoted prices in active markets for identical assets (Level 1). The values of non exchange-traded forwards, swaps and certain options contracts for which market quotations are not readily available are priced by broker-dealers who derive fair values for those assets from observable inputs (Level 2). Investments in partnerships (other commodity pools) where there are no other rights or obligations inherent within the ownership interest held by the Partnership are priced based on the end of the day net asset value (Level 2). The value of the Partnership’s investments in partnerships reflects its proportional interest in the partnerships. As of and for the periods ended June 30, 2010 and December 31, 2009, the Funds did not hold any derivative instruments that are priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).
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
June 30, 2010
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
London Metals Exchange Forward Contracts. Metal contracts traded on the London Metals Exchange (“LME”) represent a firm commitment to buy or sell a specified quantity of aluminum, copper, lead, nickel, tin or zinc. LME contracts traded by the Funds are cash settled based on prompt dates published by the LME. Payments (“variation margin”) may be made or received by the Funds each business day, depending on the daily fluctuations in the value of the underlying contracts, and are recorded as unrealized gains or losses by the Funds. A contract is considered offset when all long positions have been matched with short positions. When the contract is closed at the prompt date, the Funds record a realized gain or loss equal to the difference between the value of the contract at the time it was opened and the value at the time it was closed. Transactions in LME contracts require participants to make both initial margin deposits of cash or other assets and variation margin deposits, through the broker, directly with the LME. Realized gains (losses) and changes in unrealized gains (losses) on metal contracts are included in the Statements of Income and Expenses and Changes in Partners’ Capital.
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
June 30, 2010
(Unaudited)
Income Taxes. Income taxes have not been provided as each partner is individually liable for the taxes, if any, on its share of the Partnership’s income and expenses.
ASC 740, Income Taxes, provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Partnership’s financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions with respect to tax at the Partnership level not deemed to meet the more-likely-than-not threshold would be recorded as a tax benefit or expense in the current year. The General Partner concluded that no provision for income tax is required in the Partnership’s financial statements.
The following is the major tax jurisdiction for the Partnership and the earliest tax year subject to examination: United States – 2006.
Subsequent Events. In 2009, the Partnership adopted ASC 855, Subsequent Events. The objective of ASC 855 is to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are filed. Management has determined that there were no subsequent events requiring adjustment or disclosure in the financial statements.
Recent Accounting Pronouncements. In January 2010, the FASB issued guidance, which, among other things, amends ASC 820, Fair Value Measurements and Disclosures, to require entities to separately present purchases, sales, issuances, and settlements in their reconciliation of Level 3 fair value measurements (i.e., to present such items on a gross basis rather than on a net basis), and which clarifies existing disclosure requirements regarding the level of disaggregation and the inputs and valuation techniques used to measure fair value for measurements that fall within either Level 2 or Level 3 of the fair value hierarchy. This guidance is effective for interim and annual periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements which are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The adoption of this guidance did not have a material impact on the Partnership’s financial statements.
In February 2010, the FASB issued Accounting Standards Update No. 2010-09 (“ASU 2010-09”), “Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements,” which among other things amended ASC 855 to remove the requirement for an SEC filer to disclose the date through which subsequent events have been evaluated. This change alleviates potential conflicts between ASC 855 and the SEC’s requirements. All of the amendments in this update were effective upon issuance of this update. Management has included the provisions of these amendments in the financial statements.
Net Income (Loss) per Redeemable Unit. Net income (loss) per Redeemable Unit is calculated in accordance with investment company guidance. See Note 2, “Financial Highlights”.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Liquidity and Capital Resources
The Partnership does not engage in sales of goods or services. Its only assets are its investment in the Funds and cash. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership, through its investments in the Funds. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred during the second quarter of 2010.
The Partnership’s capital consists of the capital contributions of the partners as increased or decreased by gains or losses on trading and by expenses, interest income, redemptions of Redeemable Units and distributions of profits, if any.
For the six months ended June 30, 2010, Partnership capital decreased 13.5% from $33,239,132 to $28,739,394. This decrease was attributable to a net loss from operations of $1,668,320 coupled with the redemptions of 1,544.0747 Redeemable Units totaling $2,656,418 and 102.6471 General Partner unit equivalents totaling $175,000. Future redemptions could impact the amount of funds available for investment in the Funds in subsequent periods.
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
The Funds consider prices for exchange-traded commodity futures, forwards and options contracts to be based on unadjusted quoted prices in active markets for identical assets (Level 1). The values of non exchange-traded forwards, swaps and certain options contracts for which market quotations are not readily available are priced by broker-dealers who derive fair values for those assets from observable inputs (Level 2). Investments in partnerships (other commodity pools) where there are no other rights or obligations inherent within the ownership interest held by the Partnership are priced based on the end of the day net asset value (Level 2). The value of the Partnership’s investments in partnerships reflects its proportional interest in the partnerships. As of and for the periods ended June 30, 2010 and December 31, 2009, the Funds did not hold any derivative instruments that are priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).

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
London Metals Exchange Forward Contracts. Metal contracts traded on the London Metals Exchange (“LME”) represent a firm commitment to buy or sell a specified quantity of aluminum, copper, lead, nickel, tin or zinc. LME contracts traded by the Funds are cash settled based on prompt dates published by the LME. Payments (“variation margin”) may be made or received by the Funds each business day, depending on the daily fluctuations in the value of the underlying contracts, and are recorded as unrealized gains or losses by the Funds. A contract is considered offset when all long positions have been matched with short positions. When the contract is closed at the prompt date, the Funds record a realized gain or loss equal to the difference between the value of the contract at the time it was opened and the value at the time it was closed. Transactions in LME contracts require participants to make both initial margin deposits of cash or other assets and variation margin deposits, through the broker, directly with the LME. Realized gains (losses) and changes in unrealized gains (losses) on metal contracts are included in the Statements of Income and Expenses and Changes in Partners’ Capital.
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

Results of Operations
During the Partnership’s second quarter of 2010, the net asset value per Redeemable Unit decreased 0.8% from $1,735.97 to $1,722.43 as compared to a decrease of 2.6% in the second quarter of 2009. The Partnership experienced a net trading gain, through its investments in the Funds, before brokerage fees and related fees in the second quarter of 2010 of $419,859. Gains were primarily attributable to the trading by the Funds of commodity futures in currencies and U.S. and non-U.S. interest rates and were partially offset by losses in energy, grains, livestock, metals, softs and indices. The Partnership experienced a net trading loss, through its investments in the Funds before brokerage fees and related fees in the second quarter of 2009 of $297,623. Losses were primarily attributable to the trading by the Funds of commodity futures in U.S. and non-U.S. interest rates, livestock, metals, softs, lumber and indices and were partially offset by gains in currencies, energy and grains.
The equity markets sold off sharply during the second quarter of 2010, as the global economic recovery decelerated and investors began to worry about a “double dip” recession. In Europe, the global credit crisis continued to morph into a sovereign debt crisis, placing significant constraints on governments’ ability to maintain unprecedented deficit spending programs. Losses were accumulated for the quarter as sharp price reversals in energy, equity indices, and grains proved difficult for trading.
The second quarter macro environment was marked by two strong opposing forces that created volatile markets for many assets. Strong cyclical data supported the global recovery and growth story, while significant structural problems, primarily in Europe but also affecting most other developed economies weighed on sentiment. In the energy markets, losses were realized from trading natural gas and refined products primarily in the second half of the quarter. In natural gas, prices unexpectedly moved higher as higher temperatures in the U.S. increased demand for power-plant fuel for air conditioning. The mixed economic data and unexpected rises in petroleum supplies created a difficult trading condition in the petroleum complex. Within the global stock index sector, prices of U.S., European, and Pacific Rim equity index futures trended lower on growing concerns that Greece’s government debt crisis might spread throughout Europe, resulted in losses for the sector. Losses were also realized in the grains sector as wheat prices unexpectedly rose in April amid forecasts for cold weather in the Southern Great Plains, potentially damaging the current U.S. crop.
During the Partnership’s six months ended June 30, 2010 the net asset value per Redeemable Unit decreased 5.0% from $1,813.17 to $1,722.43 as compared to a decrease of 7.4% in the second quarter of 2009. The Partnership experienced a net trading loss, through its investments in the Funds, before brokerage fees and related fees for the six months ended June 30, 2010 of $393,833. Losses were primarily attributable to the trading by the Funds of commodity futures in energy, grains, metals, softs and indices and were partially offset by gains in currencies, U.S. and non-U.S. interest rates, and livestock. The Partnership experienced a net trading loss, through its investments in the Funds before brokerage fees and related fees for the six months ended June 30, 2009 of $1,717,890. Losses were primarily attributable to the trading by the Funds of commodity futures in currencies, grains, U.S. and non-U.S. interest rates, indices, metals, lumber and softs and were partially offset by gains in energy and livestock.
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
CGM pays monthly interest to the Partnership on the Partnership’s allocable share of 80% of the average daily equity maintained in cash in the Funds’ brokerage accounts at a 30-day U.S. Treasury bill rate determined by CGM. Alternatively, CGM may place up to all of the Funds’ assets in 90-day U.S. Treasury bills and pay the Partnership its allocable share of 80% of the interest earned on the U.S. Treasury bills purchased.

Twenty percent of any interest earned on U.S. Treasury bills purchased may be retained by CGM and/or credited to the General Partner. Interest income from investment in Partnerships for the three and six months ended June 30, 2010 decreased by $825 and $7,350, respectively, as compared to the corresponding periods in 2009. The decrease in interest income is primarily due to lower average daily equity the three and six months ended June 30, 2010 as compared to the corresponding period in 2009. Interest earned by the Partnership will increase the net asset value of the Partnership. The amount of interest income earned by the Partnership depends on the average daily equity in the Partnership’s and the Funds’ accounts and upon interest rates over which neither the Partnership nor CGM has control.
Brokerage fees are calculated as a percentage of the Partnership’s adjusted net asset value as of the last day of each month and are affected by trading performance and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. Brokerage fees for the three and six months ended June 30, 2010 decreased by $146,743 and $356,278, respectively, as compared to the corresponding periods in 2009. The decrease in brokerage fees is due to lower average net assets during the three and six months ended June 30, 2010 as compared to the corresponding periods in 2009.
Management fees are calculated as a percentage of the Partnership’s adjusted net asset value as of the end of the month and are affected by trading performance and redemptions. Management fees for the three and six months ended June 30, 2010 decreased by $50,560 and $123,791, respectively, as compared to the corresponding periods in 2009. The decrease in management fees is due to lower average net assets during the three and six months ended June 30, 2010 as compared to the corresponding periods in 2009.
Incentive fees are based on the new trading profits generated by each Advisor at the end of the quarter as defined in the management agreements among the Partnership, the General Partner and each Advisor. There were no incentive fees earned for the three and six months ended June 30, 2010. Trading performance for the three and six months ended June 30, 2009, resulted in incentive fees of $7,581, respectively. An Advisor will not be paid incentive fees until the Advisor recovers the net loss incurred and earns additional new trading profits for the Partnership.
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

Value at Risk tables represent a probabilistic assessment of the risk of loss in market risk sensitive instruments. The Partnership’s advisors currently trade the Partnership’s assets indirectly in master fund managed accounts, over which they have been granted limited authority to make trading decisions. The first trading Value at Risk table reflects the market sensitive instruments held by the Partnership indirectly, through its investment in the Funds. The remaining trading Value at Risk tables reflect the market sensitive instruments indirectly held by each Fund separately. The following table indicates the trading Value at Risk associated with the Partnership’s open positions by market category as of June 30, 2010. As of June 30, 2010, the Partnership’s total capitalization was $28,739,394.

		% of Total
Market Sector	Value at Risk	Capitalization
Currencies	$564,215	1.96%
Energy	469,060	1.63%
Grains	90,821	0.32%
Interest Rates U.S.	391,725	1.36%
Interest Rates Non-U.S.	404,403	1.41%
Livestock	3,547	0.01%
Metals	242,496	0.84%
Softs	73,508	0.26%
Indices	583,472	2.03%

Total	$2,823,247	9.82%

The following tables indicates the trading Value at Risk associated with the Partnership’s investments in the Funds by market category as of June 30, 2010 and the highest, lowest and average value during the three months ended June 30, 2010. All open position trading risk exposures of the Partnership have been included in calculating the figures set forth below. There have been no material changes in the trading Value at Risk information previously disclosed in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2009.
As of June 30, 2010, Winton Master’s total capitalization was $760,545,510, the Partnership owned approximately 1.2% of Winton Master. The Partnership’s Value at Risk for the portion of its assets that are traded indirectly through its investment in Winton Master as of June 30, 2010 was as follows:
June 30, 2010
(Unaudited)

			Three Months Ended June 30, 2010
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*
Currencies	$11,606,499	1.53%	$13,595,019	$7,870,170	$12,385,655
Energy	1,728,733	0.23%	4,944,082	1,138,249	3,373,459
Grains	2,015,412	0.26%	2,377,300	1,218,656	1,793,890
Interest Rates U.S.	7,749,400	1.02%	8,348,750	766,861	6,493,933
Interest Rates Non-U.S.	9,117,905	1.20%	9,760,386	5,764,470	8,980,713
Livestock	231,150	0.03%	354,850	204,300	293,817
Metals	4,920,790	0.65%	8,963,451	4,612,794	6,778,301
Softs	1,030,897	0.13%	1,577,469	647,356	935,643
Indices	2,395,779	0.31%	21,927,977	2,395,779	8,835,502

Total	$40,796,565	5.36%

*	Average of month-end Values at Risk.

As of June 30, 2010, Willowbridge Master’s total capitalization was $227,814,404. The Partnership owned approximately 2.1% of Willowbridge Master. The Partnership’s Value at Risk for the portion of its assets that are traded indirectly through its investment in Willowbridge Master as of June 30, 2010 was as follows:
June 30, 2010
(Unaudited)

			Three Months Ended June 30, 2010
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*
Currencies	$2,495,062	1.09%	$6,497,609	$1,103,305	$2,967,970
Energy	2,244,000	0.99%	6,515,750	552,500	2,919,283
Grains	1,320,000	0.58%	1,980,000	207,200	978,504
Interest Rates U.S.	1,531,200	0.67%	2,336,400	243,600	1,485,967
Interest Rates Non-U.S.	2,639,586	1.16%	4,039,511	1,527,075	2,533,596
Metals	3,762,264	1.65%	5,643,396	1,421,000	3,088,844
Softs	871,200	0.38%	2,415,700	198,000	756,667

Total	$14,863,312	6.52%

*	Average of month-end Values at Risk.
As of June 30, 2010, Graham Master’s total capitalization was $172,765,822. The Partnership owned approximately 4.6% of Graham Master. The Partnership’s Value at Risk for the portion of its assets that are traded indirectly through its investment in Graham Master as of June 30, 2010 was as follows:
June 30, 2010
(Unaudited)

			Three Months Ended June 30, 2010
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*
Currencies	$4,186,657	2.43%	$11,364,239	$3,592,799	$6,381,232
Energy	629,905	0.37%	1,660,132	241,249	813,781
Grains	276,712	0.16%	897,305	225,545	322,607
Interest Rates U.S.	1,209,670	0.70%	1,209,670	122,353	1,081,967
Interest Rates Non-U.S.	1,614,885	0.93%	3,842,629	1,339,777	2,025,529
Livestock	16,800	0.01%	98,400	800	28,800
Metals	1,251,009	0.72%	1,771,142	546,154	1,034,416
Softs	523,240	0.30%	595,242	234,092	378,950
Indices	5,368,005	3.11%	13,726,706	1,342,606	6,657,556

Total	$15,076,883	8.73%

*	Average of month-end Values at Risk.

As of June 30, 2010, Eckhardt Master’s total capitalization was $17,026,858. The Partnership owned approximately 30.2% of Eckhardt Master. The Partnership’s Value at Risk for the portion of its assets that are traded indirectly through its investment in Eckhardt Master as of June 30, 2010 was as follows:
June 30, 2010
(Unaudited)

			Three months ended June 30, 2010
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*
Currencies	$595,876	3.50%	$595,876	$9,175	$294,383
Energy	139,312	0.82%	402,525	10,875	161,429
Grains	86,712	0.51%	178,600	41,862	114,146
Interest Rates U.S.	698,450	4.10%	797,350	36,197	468,367
Interest Rates Non -U.S.	547,258	3.21%	852,062	69,245	472,938
Metals	155,275	0.91%	226,149	46,761	126,030
Softs	62,162	0.37%	76,636	21,770	60,699
Indices	1,019,188	5.99%	3,147,442	19,055	497,417

Total	$3,304,233	19.41%

*	Average of month-end Values at Risk.
As of June 30, 2010, SandRidge Master’s total capitalization was $678,505,373. The Partnership owned approximately 0.4% of SandRidge Master. The Partnership’s Value at Risk for the portion of its assets that are traded indirectly through its investment in SandRidge Master as of June 30, 2010 was as follows:
June 30, 2010
(Unaudited)

			Three Months Ended June 30, 2010
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*
Energy	$82,535,778	12.16%	$82,978,848	$45,323,627	$67,357,103

Total	$82,535,778	12.16%

*	Average of month-end Values at Risk.

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
The General Partner’s CEO and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-115(e) under the Exchange Act) as of June 30, 2010 and, based on that evaluation, the General Partner’s CEO and CFO have concluded that at that date the Partnership’s disclosure controls and procedures were effective.
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
There were no changes in the Partnership’s internal control over financial reporting process during the fiscal quarter ended June 30, 2010 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1.  Legal Proceedings
There are no material changes to the discussion set forth under Part I, Item 3, “Legal Proceedings” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009, as updated by the Partnership’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010.

Item 1A.  Risk Factors.
There have been no material changes to the risk factors set forth under Part I, Item 1A. “Risk Factors” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009 and under Part II, Item 1A, “Risk Factors” in the Partnership's Quarterly Report on Form 10-Q for the quarter ended March 31, 2010, except that the following disclosure supersedes the risk factor set forth therein titled, “Regulatory changes could restrict the Partnership’s operations”.
Regulatory changes could restrict the Partnership’s operations.
Regulatory changes could adversely affect the Partnership by restricting its trading activities and/or increasing the costs or taxes to which the investors are subject. On July 21, 2010, the President signed into law major financial services reform legislation in the form of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Act”). Among other things, the Act grants the CFTC and SEC broad rulemaking authority to implement various provisions of the Act including comprehensive regulation of the OTC derivatives market. The implementation of the Act could adversely affect the Partnership by increasing transaction and/or regulatory compliance costs. In addition, greater regulatory scrutiny may increase the Partnership’s and the General Partner’s exposure to potential liabilities. Increased regulatory oversight can also impose administrative burdens on the General Partner, including, without limitation, responding to investigations and implementing new policies and procedures. As a result, the General Partner’s time, attention and resources may be diverted from portfolio management activities. Other potentially adverse regulatory initiatives could develop suddenly and without notice.
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.
The Partnership no longer offers Redeemable Units at the net asset value per Redeemable Unit as of the end of each month.
The following chart sets forth the purchases of Redeemable Units by the Partnership.

				(d) Maximum Number
				(or Approximate
			(c) Total Number of	Dollar Value) of
			Units	Units
	(a) Total	(b) Average Price	Purchased as Part	that May Yet Be
	Number of	Paid per	of Publicly Announced	Purchased Under the
Period	Units Purchased*	Unit**	Plans or Programs	Plans or Programs
April 1, 2010 — April 30, 2010	188.0999	$1,750.51	N/A	N/A
May 1, 2010 — May 31, 2010	204.8491	$1,728.96	N/A	N/A
June 1, 2010 — June 30, 2010	153.2763	$1,722.43	N/A	N/A
	546.2253	$1,734.55

*	Generally, limited partners are permitted to redeem their Redeemable Units as of the end of each month on 10 days’ notice to the General Partner. Under certain circumstances, the General Partner can compel redemption but, to date, the General Partner has not exercised this right. Purchases of Redeemable Units by the Partnership reflected in the chart above were made in the ordinary course of the Partnership’s business in connection with effecting redemptions for limited partners.

**	Redemptions of Redeemable Units are effected as of the last day of each month at the net asset value per Redeemable Unit as of that day.
Item 3.  Defaults Upon Senior Securities — None
Item 4. [Removed and Reserved]
Item 5.  Other Information — None

Item 6.  Exhibits

3.1		Limited Partnership Agreement (filed as Exhibit 3.1 to the Registration Statement on Form S-1 filed on February 9, 1994 and incorporated herein by reference).

3.2	(a)	Certificate of Limited Partnership of the Partnership as filed in the office of the Secretary of State of the State of New York on October 13, 1993 (filed as Exhibit 3.2 to the Registration Statement on Form S-1 filed on February 9, 1994 and incorporated herein by reference).

	(b)	Certificate of Amendment of the Certificate of Limited Partnership of the Partnership as filed in the office of the Secretary of State of the State of New York, dated October 1, 1999 (filed as Exhibit 3.2(b) to the Form 10-Q filed on November 16, 2009 and incorporated herein by reference).

	(c)	Certificate of Amendment of the Certificate of Limited Partnership of the Partnership as filed in the office of the Secretary of State of the State of New York, dated May 21, 2003 (filed as Exhibit 3.2(c) to the Form 10-Q filed on November 16, 2009 and incorporated herein by reference).

	(d)	Certificate of Amendment of the Certificate of Limited Partnership of the Partnership as filed in the office of the Secretary of State of the State of New York, dated September 21, 2005 (filed as Exhibit 3.2(d) to the Form 10-Q filed on November 16, 2009 and incorporated herein by reference).

	(e)	Certificate of Amendment of the Certificate of Limited Partnership of the Partnership as filed in the office of the Secretary of State of the State of New York, dated September 19, 2008 (filed as Exhibit 3.2(e) to the Form 10-Q filed on November 16, 2009 and incorporated herein by reference).

	(f)	Certificate of Amendment of the Certificate of Limited Partnership of the Partnership as filed in the office of the Secretary of State of the State of New York, dated September 28, 2009 (filed as Exhibit 3.2(f) to the Form 8-K/A filed on April 14, 2010 and incorporated herein by reference).

	(g)	Certificate of Amendment of the Certificate of Limited Partnership of the Partnership as filed in the office of the Secretary of State of the State of New York, dated April 12, 2010 (filed as Exhibit 3.2(g) to the Form 8-K/A filed on April 14, 2010 and incorporated herein by reference).

	(h)	Certificate of Amendment of the Certificate of Limited Partnership of the Partnership as filed in the office of the Secretary of State of the State of New York, dated July 2, 2010 (filed as exhibit 3.1 to the Form 8-K filed on July 2, 2010 and incorporated herein by reference).

10.1		Customer Agreement between the Partnership and Smith Barney Shearson Inc. (filed as Exhibit 10.1 to the Registration Statement on Form S-1 filed on February 9, 1994 and incorporated herein by reference).

10.2		Escrow Instructions relating to escrow of subscription funds (filed as Exhibit 10.3 to the Registration Statement on Form S-1 filed on February 9, 1994 and incorporated herein by reference).

10.3	(a)	Management Agreement among the Partnership, the General Partner and Willowbridge (filed as an exhibit to the Form 10-K filed on March 29, 2000 and incorporated herein by reference).

	(b)	Letter extending Management Agreement with Willowbridge for 2009 (filed as Exhibit 10.3(b) to the Form 10-K filed on March 31, 2010 and incorporated herein by reference).

10.4	(a)	Management Agreement among the Partnership, the General Partner and Winton (filed as an exhibit to the Form 10-K filed on March 27, 2002 and incorporated herein by reference).

	(b)	Letter extending Management Agreement with Winton for 2009 (filed as Exhibit 10.4(b) to the Form 10-K filed on March 31, 2010 and incorporated herein by reference).

10.5	(a)	Management Agreement among the Partnership, the General Partner and Graham (filed as an exhibit to the Form 10-K filed on March 27, 2002 and incorporated herein by reference).

	(b)	Letter extending Management Agreement with Graham for 2009 (filed as Exhibit 10.5(b) to the Form 10-K filed on March 31, 2010 and incorporated herein by reference).

10.6	(a)	Management Agreement among the Partnership, the General Partner and Eckhardt (filed as an exhibit to the Form 10-Q filed on August 14, 2008 and incorporated herein by reference).

	(b)	Letter extending Management Agreement with Eckhardt for 2009 (filed as Exhibit 10.6(b) to the Form 10-K filed on March 31, 2010 and incorporated herein by reference).

10.7	(a)	Management Agreement among the Partnership, the General Partner and SandRidge (filed as Exhibit 10.1 to the Form 8-K filed on June 2, 2009 and incorporated herein by reference).

	(b)	Letter extending Management Agreement with SandRidge for 2009 (filed as Exhibit 10.7(b) to the Form 10-K filed on March 31, 2010 and incorporated herein by reference).

10.8	Joinder Agreement among the Partnership, the General Partner, CGM and Morgan Stanley Smith Barney LLC (filed as Exhibit 10 to the Form 10-Q filed on August 14, 2009 and incorporated herein by reference).

31.1	Rule 13a-14(a)/15d-14(a) Certification (Certification of President and Director). (filed herein)

31.2	Rule 13a-14(a)/15d-14(a) Certification (Certification of Chief Financial Officer, Secretary and Director). (filed herein)

32.1	Section 1350 Certification (Certification of President and Director). (filed herein)

32.2	Section 1350 Certification (Certification of Chief Financial Officer, Secretary and Director). (filed herein)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
DIVERSIFIED MULTI-ADVISOR FUTURES FUND L.P.

By:	Ceres Managed Futures LLC

(General Partner)

By:	/s/ Walter Davis

Walter Davis
President and Director
Date: August 16, 2010

By:	/s/ Jennifer Magro

Jennifer Magro
Chief Financial Officer, Secretary and Director
(Principal Accounting Officer)
Date: August 16, 2010