Form 10-Q
period 2010-09-30
DIVERSIFIED MULTI-ADVISOR FUTURES FUND L.P.
filed 2010-11-12
CIK 911503

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
OR ( ) TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d)
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

Yes           No  X

As of October 31, 2010, 16,003.6137 Limited Partnership Redeemable Units were outstanding.

DIVERSIFIED MULTI-ADVISOR FUTURES FUND L.P.
FORM 10-Q
INDEX

		Page
		Number
PART I – Financial Information:
Item 1.	Financial Statements:
	Statements of Financial Condition at September 30, 2010 (unaudited) and December 31, 2009	3
	Schedules of Investments at September 30, 2010 (unaudited) and December 31, 2009	4 – 5
	Statements of Income and Expenses and Changes in Partners’ Capital for the three and nine months ended September 30, 2010 and 2009 (unaudited)	6
	Notes to Financial Statements (unaudited)	7 – 17
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18 – 21
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	22 – 25
Item 4.	Controls and Procedures	26

PART II – Other Information		27 – 30
Exhibits
31.1 Certification
31.2 Certification
32.1 Certification
32.2 Certification
EX-31.1
EX-31.2
EX-32.1
EX-32.2

PART I
Item 1. Financial Statements
Diversified Multi-Advisor Futures Fund L.P.
Statements of Financial Condition

	(Unaudited) September 30,	December 31,
	2010	2009
Assets:
Investment in Funds, at fair value	$28,576,684	$33,653,350
Cash	107,792	107,335

Total assets	28,684,476	33,760,685

Liabilities and Partners’ Capital:
Liabilities:
Accrued expenses:
Brokerage fees	$131,471	$154,737
Management fees	44,093	51,788
Other	58,790	48,981
Redemptions payable	266,942	266,047

Total liabilities	501,296	521,553

Partners’ Capital:
General Partner, 177.7568 and 280.4039 unit equivalents outstanding at September 30, 2010 and December 31, 2009, respectively	308,454	508,420
Limited Partners, 16,063.7221 and 18,051.6921 Redeemable Units outstanding at September 30, 2010 and December 31, 2009, respectively	27,874,726	32,730,712

Total partners’ capital	28,183,180	33,239,132

Total liabilities and partners’ capital	$28,684,476	$33,760,685

Net asset value per unit	$1,735.26	$1,813.17

See accompanying notes to financial statements.

Diversified Multi-Advisor Futures Fund L.P.
Schedule of Investments
September 30, 2010
(Unaudited)

		% of Partners’
	Fair Value	Capital

Investment in Funds
CMF Winton Master L.P.	$8,184,411	29.04%
CMF Willowbridge Argo Master Fund L.P.	4,548,078	16.14
CMF Graham Capital Master Fund L.P.	8,124,412	28.83
CMF Eckhardt Master L.P.	5,497,976	19.51
CMF SandRidge Master Fund L.P.	2,221,807	7.88

Total investment in Funds, at fair value	$28,576,684	101.40%

See accompanying notes to financial statements.

Diversified Multi-Advisor Futures Fund L.P.
Schedule of Investments
December 31, 2009

		% of Partners’
	Fair Value	Capital

Investment In Funds
CMF Winton Master L.P.	$9,975,920	30.01%
CMF Willowbridge Argo Master Fund L.P.	6,218,731	18.71
CMF Graham Capital Master Fund L.P.	9,193,804	27.66
CMF Eckhardt Master L.P.	5,395,613	16.23
CMF SandRidge Master Fund L.P.	2,869,282	8.63

Total investment in Funds, at fair value	$33,653,350	101.24%

See accompanying notes to financial statements.

Diversified Multi-Advisor Futures Fund L.P.
Statements of Income and Expenses and Changes in Partners’ Capital
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Income:
Net gains (losses) on trading of commodity interests and investment in Funds:
Net realized gains (losses) on investment in Funds	$90,643	$(713,810)	$(368,151)	$(1,381,253)
Change in net unrealized gains (losses) on investment in Funds	727,954	1,496,308	792,915	445,861

Gain (loss) from trading, net	818,597	782,498	424,764	(935,392)
Interest income from investment in Funds	7,556	8,010	18,557	26,361

Total income (loss)	826,153	790,508	443,321	(909,031)

Expenses:
Brokerage fees including clearing fees	409,608	529,367	1,283,699	1,759,736
Management fees	131,062	169,474	410,207	572,410
Incentive fees	—	21,941	—	29,522
Other	82,578	33,853	214,830	147,495

Total expenses	623,248	754,635	1,908,736	2,509,163

Net income (loss)	202,905	35,873	(1,465,415)	(3,418,194)
Redemptions — General Partner	—	—	(175,000)	(1,037,738)
Redemptions — Limited Partners	(759,119)	(2,029,923)	(3,415,537)	(8,197,763)

Net increase (decrease) in Partners’ Capital	(556,214)	(1,994,050)	(5,055,952)	(12,653,695)
Partners’ Capital, beginning of period	28,739,394	37,631,378	33,239,132	48,291,023

Partners’ Capital, end of period	$28,183,180	$35,637,328	$28,183,180	$35,637,328

Net asset value per unit ( 16,241.4789 and 18,927.2916 units outstanding at September 30, 2010 and 2009, respectively)	$1,735.26	$1,882.85	$1,735.26	$1,882.85

Net income (loss) per Redeemable Unit and General Partner unit equivalents	$12.83	$3.66	$(77.91)	$(147.05)

Weighted average units outstanding	16,548.6247	19,646.7281	17,191.8453	21,414.5412

See accompanying notes to financial statements.

Diversified Multi-Advisor Futures Fund L.P.
Notes to Financial Statements
September 30, 2010
(Unaudited)
1.	General:
Diversified Multi-Advisor Futures Fund L.P. (the “Partnership”) is a limited partnership organized under the partnership laws of the State of New York on August 13, 1993 to engage, directly or indirectly, in the speculative trading of a diversified portfolio of commodity interests including futures contracts, options, swaps and forward contracts. The sectors traded include currencies, energy, grains, indices, U.S. and non-U.S. interest rates, livestock, lumber, metals and softs. The commodity interests that are traded by the Funds, (as defined in Note 5 “Investment in Funds”), are volatile and involve a high degree of market risk. The Partnership commenced trading operations on January 12, 1994. The Partnership was authorized to sell 300,000 redeemable units of limited partnership interest (“Redeemable Units”) during its initial offering period. The Partnership no longer offers Redeemable Units for sale.
Ceres Managed Futures LLC, a Delaware limited liability company, acts as the general partner (the “General Partner”) and commodity pool operator of the Partnership. The General Partner is wholly owned by Morgan Stanley Smith Barney Holdings LLC (“MSSB Holdings”), a registered non-clearing futures commission merchant and a member of the National Futures Association (“NFA”). Morgan Stanley, indirectly through various subsidiaries, owns a majority interest in MSSB Holdings. Citigroup Global Markets Inc. (“CGM”), the commodity broker and a selling agent for the Partnership, owns a minority interest in MSSB Holdings. Citigroup Inc. (“Citigroup”), indirectly through various subsidiaries, wholly owns CGM. Prior to July 31, 2009, the date as of which MSSB Holdings became its owner, the General Partner was wholly owned by Citigroup Financial Products Inc., a wholly owned subsidiary of Citigroup Global Markets Holdings Inc., the sole owner of which is Citigroup.
As of September 30, 2010, all trading decisions are made for the Partnership by Willowbridge Associates, Inc. (“Willowbridge”), Winton Capital Management Limited (“Winton”), Graham Capital Management L.P. (“Graham”), Eckhardt Trading Company (“Eckhardt”) and SandRidge Capital L.P. (“SandRidge”) (each an “Advisor” and collectively, the “Advisors”), each of which is a registered commodity trading advisor. Each Advisor is allocated a portion of the Partnership’s assets to manage. The Partnership invests the portion of its assets allocated to each of the Advisors indirectly through investments in the Funds.
The General Partner and each limited partner share in the profits and losses of the Partnership in proportion to the amount of Partnership interest owned by each except that no limited partner shall be liable for obligations of the Partnership in excess of its capital contribution and profits, if any, net of distributions.
The accompanying financial statements are unaudited but, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the Partnership’s financial condition at September 30, 2010 and December 31, 2009, and the results of its operations and changes in partners’ capital for the three and nine months ended September 30, 2010 and 2009. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. You should read these financial statements together with the financial statements and notes included in the Partnership’s annual report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) for the year ended December 31, 2009.
The preparation of financial statements and accompanying notes in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, income and expenses, and related disclosures of contingent assets and liabilities in the financial statements and accompanying notes. In making these estimates and assumptions, management has considered the effects, if any, of events occurring after the date of the Partnership’s Statements of Financial Condition through the date the financial statements were filed. As a result, actual results could differ from these estimates.

Diversified Multi-Advisor Futures Fund L.P.
Notes to Financial Statements
September 30, 2010
(Unaudited)
Due to the nature of commodity trading, the results of operations for the interim periods presented should not be considered indicative of the results that may be expected for the entire year.
2. Financial Highlights:
Changes in the net asset value per unit for the three and nine months ended September 30, 2010 and 2009 were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Net realized and unrealized gains (losses)*	$25.28	$14.70	$(42.52)	$(113.15)
Interest income	0.45	0.41	1.09	1.24
Expenses**	(12.90)	(11.45)	(36.48)	(35.14)

Increase (decrease) for the period	12.83	3.66	(77.91)	(147.05)
Net asset value per unit, beginning of period	1,722.43	1,879.19	1,813.17	2,029.90

Net asset value per unit, end of period	$1,735.26	$1,882.85	$1,735.26	$1,882.85

*	Includes brokerage fees.

**	Excludes brokerage fees.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Ratios to average net assets:***
Net investment income (loss) before incentive fees****	(8.7)%	(7.9)%	(8.6)%	(8.1)%

Operating expenses	8.8%	8.0%	8.7%	8.2%
Incentive fees	—%	0.1%	—%	0.1%

Total expenses	8.8%	8.1%	8.7%	8.3%

Total return:
Total return before incentive fees	0.7%	0.3%	(4.3)%	(7.2)%
Incentive fees	—%	(0.1)%	—%	0.0	% *****

Total return after incentive fees	0.7%	0.2%	(4.3)%	(7.2)%

***	Annualized (other than incentive fees).

****	Interest income less total expenses.

*****	Due to rounding
The above ratios may vary for individual investors based on the timing of capital transactions during the period. Additionally, these ratios are calculated for the limited partner class using the limited partners’ share of income, expenses and average net assets.

Diversified Multi-Advisor Futures Fund L.P.
Notes to Financial Statements
September 30, 2010
(Unaudited)
3.	Trading Activities:
The Partnership was formed for the purpose of trading contracts in a variety of commodity interests, including derivative financial instruments and derivative commodity instruments. The Partnership’s investments are in other funds which trade these instruments. The results of the Partnership’s trading activities are resulting from its investment in other funds as shown in the Statements of Income and Expenses and Changes in Partners’ Capital.
The customer agreements between the Partnership and CGM and the Funds and CGM gives the Partnership and the Funds the legal right to net unrealized gains and losses on open futures and exchange cleared swaps and forward contracts. The Funds net, for financial reporting purposes, the unrealized gains and losses on open futures and exchange cleared swaps and forward contracts on the Statements of Financial Condition as the criteria under Accounting Standards Codification (“ASC”) 210, Balance Sheet, has been met.
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
Partnership’s and the Funds’ Investments. All commodity interests (including derivative financial instruments and derivative commodity instruments), through its investment in other funds, are held for trading purposes. The commodity interests are recorded on trade date and open contracts are recorded at fair value (as described below) at the measurement date. Investments in commodity interests denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing at the measurement date. Gains or losses are realized when contracts are liquidated. Unrealized gains or losses on open contracts are included as a component of equity in trading account on the Statements of Financial Condition. Realized gains or losses and any change in net unrealized gains or losses from the preceding period are reported in the Statements of Income and Expenses and Changes in Partners’ Capital.
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

Diversified Multi-Advisor Futures Fund L.P.
Notes to Financial Statements
September 30, 2010
(Unaudited)
The Funds consider prices for exchange-traded commodity futures, forwards and options contracts to be based on unadjusted quoted prices in active markets for identical assets (Level 1). The values of non exchange-traded forwards, swaps and certain options contracts for which market quotations are not readily available are priced by broker-dealers who derive fair values for those assets from observable inputs (Level 2). Investments in funds (other commodity pools) where there are no other rights or obligations inherent within the ownership interest held by the Partnership are priced based on the end of the day net asset value (Level 2). The value of the Partnership’s investments in the Funds reflects its proportional interest in the Funds. As of and for the periods ended September 30, 2010 and December 31, 2009, the Funds did not hold any derivative instruments that are priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).

		Quoted Prices in
		Active Markets	Significant Other	Significant
		for Identical	Observable Inputs	Unobservable
	September 30, 2010	Assets (Level 1)	(Level 2)	Inputs (Level 3)
Assets
Investment in Funds	$28,576,684	$—	$28,576,684	$—

Total fair value	$28,576,684	$—	$28,576,684	$—

		Quoted Prices in
		Active Markets	Significant Other	Significant
		for Identical	Observable Inputs	Unobservable
	December 31, 2009	Assets (Level 1)	(Level 2)	Inputs (Level 3)
Assets
Investment in Funds	$33,653,350	$—	$33,653,350	$—

Total fair value	$33,653,350	$—	$33,653,350	$—

5.	Investment in Funds:
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
September 30, 2010
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
The General Partner is not aware of any material changes to the trading programs discussed above during the fiscal quarter ended September 30, 2010.
Winton Master’s, Willowbridge Master’s, Graham Master’s, Eckhardt Master’s and SandRidge Master’s (collectively, the “Funds”), trading of futures and exchange cleared swaps, forwards and options contracts, if applicable, on commodities is done primarily on U.S. commodity exchanges and foreign commodity exchanges. The Funds engage in such trading through commodity brokerage accounts maintained with CGM.
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
As of September 30, 2010, the Partnership owned approximately 1.0%, 2.1%, 4.7%, 30.2% and 0.4% of Winton Master, Willowbridge Master, Graham Master, Eckhardt Master and SandRidge Master, respectively. As of December 31, 2009 the Partnership owned approximately 1.7%, 2.7%, 5.4%, 31.1% and 0.4% of Winton Master, Willowbridge Master, Graham Master, Eckhardt Master and SandRidge Master, respectively. It is the Partnership’s intention to continue to invest in the Funds. The performance of the Partnership is directly affected by the performance of the Funds. Expenses to investors as a result of the investment in the Funds are approximately the same and redemption rights are not affected.

Diversified Multi-Advisor Futures Fund L.P.
Notes to Financial Statements
September 30, 2010
(Unaudited)
Summarized information reflecting the total assets, liabilities and capital for the Funds is shown in the following tables.

	September 30, 2010
	Total Assets	Total Liabilities	Total Capital

Winton Master	$799,636,374	$116,941	$799,519,433
Willowbridge Master	217,621,623	43,436	217,578,187
Graham Master	174,561,728	46,918	174,514,810
Eckhardt Master	18,285,950	51,685	18,234,265
SandRidge Master	659,157,522	63,882,566	595,274,956

Total	$1,869,263,197	$64,141,546	$1,805,121,651

	December 31, 2009
	Total Assets	Total Liabilities	Total Capital
Winton Master	$574,479,690	$71,377	$574,408,313
Willowbridge Master	231,147,799	42,482	231,105,317
Graham Master	171,238,199	25,939	171,212,260
Eckhardt Master	17,383,619	63,160	17,320,459
SandRidge Master	715,621,327	30,711,834	684,909,493

Total	$1,709,870,634	$30,914,792	$1,678,955,842

Summarized information reflecting the net gain (loss) from trading, total income (loss) and net income (loss) for the Funds is shown in the following tables.

	For the three months ended September 30, 2010
	Gain(Loss) from	Total Income	Net Income
	Trading, Net	(Loss)	(Loss)

Winton Master	$26,050,805	$26,290,442	$26,114,191
Willowbridge Master	(2,263,514)	(2,194,399)	(2,291,718)
Graham Master	5,920,237	5,966,084	5,826,322
Eckhardt Master	1,602,450	1,607,010	1,563,126
SandRidge Master	(42,934,957)	(42,769,900)	(43,234,755)

Total	$(11,624,979)	$(11,100,763)	$(12,022,834)

	For the nine months ended September 30, 2010
	Gain(Loss) from	Total Income	Net Income
	Trading, Net	(Loss)	(Loss)

Winton Master	$80,520,886	$81,058,904	$80,474,255
Willowbridge Master	(36,147,175)	(35,978,106)	(36,294,042)
Graham Master	2,934,755	3,044,067	2,605,489
Eckhardt Master	2,257,063	2,267,384	2,140,816
SandRidge Master	(127,118,547)	(126,683,659)	(128,068,517)

Total	$(77,553,018)	$(76,291,410)	$(79,141,999)

	For the three months ended September 30, 2009
	Gain(Loss) from	Total Income	Net Income
	Trading, Net	(Loss)	(Loss)

Winton Master	$7,322,348	$7,447,037	$7,339,274
Willowbridge Master	(20,085,700)	(20,026,877)	(20,139,642)
Graham Master	14,413,920	14,449,688	14,240,193
Eckhardt Master	893,553	897,568	858,478
SandRidge Master	34,131,288	34,264,993	34,047,914

Total	$36,675,409	$37,032,409	$36,346,217

	For the nine months ended September 30, 2009
	Gain(Loss) from	Total Income	Net Income
	Trading, Net	(Loss)	(Loss)

Winton Master	$(29,310,166)	$(28,936,214)	$(29,217,064)
Campbell Master	(2,611,292)	(2,551,214)	(2,628,145)
Willowbridge Master	(23,802,080)	(23,622,469)	(23,895,630)
Graham Master	10,826,683	10,942,253	10,429,707
Eckhardt Master	117,273	129,528	38,338
SandRidge Master	106,906,561	107,255,829	106,581,046

Total	$62,126,979	$63,217,713	$61,308,252

Summarized information reflecting the Partnership’s investment in, and the operations of the Funds is shown in the following tables.

	September 30, 2010	For the three months ended September 30, 2010
	% of					Net
	Partnership’s	Fair	Income	Expenses		Income	Investment	Redemptions
Investment	Net Assets	Value	(Loss)	Brokerage Fees	Other	(Loss)	Objective	Permitted
Winton Master	29.04%	$8,184,411	$270,078	$1,576	$302	$268,200	Commodity Portfolio	Monthly
Willowbridge Master	16.14%	4,548,078	(45,145)	1,508	507	(47,160)	Commodity Portfolio	Monthly
Graham Master	28.83%	8,124,412	276,394	5,926	566	269,902	Commodity Portfolio	Monthly
Eckhardt Master	19.51%	5,497,976	484,516	7,912	5,320	471,284	Commodity Portfolio	Monthly
SandRidge Master	7.88%	2,221,807	(159,690)	1,331	394	(161,415)	Energy Portfolio	Monthly

Total		$28,576,684	$826,153	$18,253	$7,089	$800,811

	September 30, 2010	For the nine months ended September 30, 2010
	% of					Net
	Partnership’s	Fair	Income	Expenses		Income	Investment	Redemptions
Investment	Net Assets	Value	(Loss)	Brokerage Fees	Other	(Loss)	Objective	Permitted
Winton Master	29.04%	$8,184,411	$999,831	$6,430	$1,012	$992,389	Commodity Portfolio	Monthly
Willowbridge Master	16.14%	4,548,078	(828,332)	5,451	1,415	(835,198)	Commodity Portfolio	Monthly
Graham Master	28.83%	8,124,412	65,867	16,714	4,028	45,125	Commodity Portfolio	Monthly
Eckhardt Master	19.51%	5,497,976	668,405	22,248	16,150	630,007	Commodity Portfolio	Monthly
SandRidge Master	7.88%	2,221,807	(462,450)	4,160	1,013	(467,623)	Energy Portfolio	Monthly

Total		$28,576,684	$443,321	$55,003	$23,618	$364,700

	December 31, 2009	For the three months ended September 30, 2009
	% of					Net
	Partnership’s	Fair	Income	Expenses		Income	Investment	Redemptions
Investment	Net Assets	Value	(Loss)	Brokerage Fees	Other	(Loss)	Objective	Permitted
Winton Master	30.01%	$9,975,920	$141,122	$2,104	$186	$138,832	Commodity Portfolio	Monthly
Willowbridge Master	18.71%	6,218,731	(658,676)	2,857	574	(662,107)	Commodity Portfolio	Monthly
Graham Master	27.66%	9,193,804	854,818	11,841	593	842,384	Commodity Portfolio	Monthly
Eckhardt Master	16.23%	5,395,613	281,686	5,689	6,625	269,372	Commodity Portfolio	Monthly
SandRidge Master	8.63%	2,869,282	171,558	892	182	170,484	Energy Portfolio	Monthly

Total		$33,653,350	$790,508	$23,383	$8,160	$758,965

	December 31, 2009	For the nine months ended September 30, 2009
	% of					Net
	Partnership’s	Fair	Income	Expenses		Income	Investment	Redemptions
Investment	Net Assets	Value	(Loss)	Brokerage Fees	Other	(Loss)	Objective	Permitted
Winton Master	30.01%	$9,975,920	$(690,409)	$5,730	$626	$(696,765)	Commodity Portfolio	Monthly
Campbell Master	—	—	(276,892)	1,271	1,050	(279,213)	Financial, Metal & Energy Large Portfolio	Monthly
Willowbridge Master	18.71%	6,218,731	(823,821)	7,403	1,259	(832,483)	Commodity Portfolio	Monthly
Graham Master	27.66%	9,193,804	613,694	28,701	1,570	583,423	Commodity Portfolio	Monthly
Eckhardt Master	16.23%	5,395,613	39,151	10,162	18,521	10,468	Commodity Portfolio	Monthly
SandRidge Master	8.63%	2,869,282	229,246	1,106	246	227,894	Energy Portfolio	Monthly

Total		$33,653,350	$(909,031)	$54,373	$23,272	$(986,676)

Diversified Multi-Advisor Futures Fund L.P.
Notes to Financial Statements
September 30, 2010
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

Diversified Multi-Advisor Futures Fund L.P.
Notes to Financial Statements
September 30, 2010
(Unaudited)
7. Critical Accounting Policies
Use of Estimates. The preparation of financial statements and accompanying notes in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, income and expenses, and related disclosures of contingent assets and liabilities in the financial statements and accompanying notes. In making these estimates and assumptions, management has considered the effects, if any, of events occurring after the date of the Partnership’s Statements of Financial Condition through the date the financial statements were filed. As a result, actual results could differ from these estimates.
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
The Funds consider prices for exchange-traded commodity futures, forwards and options contracts to be based on unadjusted quoted prices in active markets for identical assets (Level 1). The values of non exchange-traded forwards, swaps and certain options contracts for which market quotations are not readily available are priced by broker-dealers who derive fair values for those assets from observable inputs (Level 2). Investments in funds (other commodity pools) where there are no other rights or obligations inherent within the ownership interest held by the Partnership are priced based on the end of the day net asset value (Level 2). The value of the Partnership’s investments in the Funds reflects its proportional interest in the Funds. As of and for the periods ended September 30, 2010 and December 31, 2009, the Funds did not hold any derivative instruments that are priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).
Futures Contracts. The Funds trade futures contracts and exchange cleared swaps. Exchange cleared swaps are swaps that are traded as futures. A futures contract is a firm commitment to buy or sell a specified quantity of investments, currency or a standardized amount of a deliverable grade commodity, at a specified price on a specified future date, unless the contract is closed before the delivery date or if the delivery quantity is something where physical delivery can not occur (such as the S&P 500 Index), whereby such contract is settled in cash. Payments (“variation margin”) may be made or received by the Funds each business day, depending on the daily fluctuations in the value of the underlying contracts, and are recorded as unrealized gains or losses by the

Diversified Multi-Advisor Futures Fund L.P.
Notes to Financial Statements
September 30, 2010
(Unaudited)
Funds. When the contract is closed, the Funds record a realized gain or loss equal to the difference between the value of the contract at the time it was opened and the value at the time it was closed. Transactions in futures contracts require participants to make both initial margin deposits of cash or other assets and variation margin deposits, through the futures broker, directly with the exchange on which the contracts are traded. Realized gains (losses) and changes in unrealized gains (losses) on futures contracts are included in the Statements of Income and Expenses and Changes in Partners’ Capital.
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
London Metals Exchange Forward Contracts. Metal contracts traded on the London Metals Exchange (“LME”) represent a firm commitment to buy or sell a specified quantity of aluminum, copper, lead, nickel, tin or zinc. LME contracts traded by the Funds are cash settled based on prompt dates published by the LME. Payments (“variation margin”) may be made or received by the Funds each business day, depending on the daily fluctuations in the value of the underlying contracts, and are recorded as unrealized gains or losses by the Funds. A contract is considered offset when all long positions have been matched with a like number of short positions settling on the same prompt date. When the contract is closed at the prompt date, the Funds record a realized gain or loss equal to the difference between the value of the contract at the time it was opened and the value at the time it was closed. Transactions in LME contracts require participants to make both initial margin deposits of cash or other assets and variation margin deposits, through the broker, directly with the LME. Realized gains (losses) and changes in unrealized gains (losses) on metal contracts are included in the Statements of Income and Expenses and Changes in Partners’ Capital.
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
September 30, 2010
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
The following is the major tax jurisdiction for the Partnership and the earliest tax year subject to examination: United States – 2007.
Subsequent Events. In 2009, the Partnership adopted ASC 855, Subsequent Events. The objective of ASC 855 is to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are filed. Management has assessed the subsequent events through the date of filing and has determined that there were no subsequent events requiring adjustment in the financial statements.
Recent Accounting Pronouncements. In January 2010, the Financial Accounting Standards Board (“FASB”) issued guidance, which, among other things, amends ASC 820, Fair Value Measurements and Disclosures, to require entities to separately present purchases, sales, issuances, and settlements in their reconciliation of Level 3 fair value measurements (i.e., to present such items on a gross basis rather than on a net basis), and which clarifies existing disclosure requirements regarding the level of disaggregation and the inputs and valuation techniques used to measure fair value for measurements that fall within either Level 2 or Level 3 of the fair value hierarchy. This guidance is effective for interim and annual periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements which are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The adoption of this guidance did not have a material impact on the Partnership’s financial statements.
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
Net Income (Loss) per Redeemable Unit and General Partner Unit Equivalents. Net income (loss) per unit is calculated in accordance with investment company guidance. See Note 2, “Financial Highlights”.
8. Subsequent Event:
In 2009, Morgan Stanley and Citigroup combined certain assets of the Global Wealth Management Group of Morgan Stanley & Co. Incorporated, including Demeter Management LLC (“Demeter”) and the Smith Barney division of CGM into a new joint venture, MSSB Holdings. As part of that transaction Ceres Managed Futures LLC (“Ceres” or the “General Partner”) was contributed to and, together with Demeter, became wholly-owned subsidiaries of MSSB Holdings. Demeter currently serves as commodity pool operator for various legacy Morgan Stanley sponsored commodity pools formed prior to the joint venture. Since their contribution to the joint venture, Demeter and Ceres have worked closely to align the operations and management of the commodity pools they oversee. As a result, MSSB Holdings, together with the unanimous support of the Boards of Directors of Demeter and Ceres, has determined that a combination of the assets and operations of Demeter and Ceres into a single commodity pool operator, Ceres, is in the best interest of limited partners and believes that this combination will achieve the intended benefits of the joint venture. Ceres will continue to be wholly-owned by MSSB Holdings. The targeted effective date of the combination is on or about December 1, 2010. Refer to Form 8-K filed on September 14, 2010 for additional information.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Liquidity and Capital Resources
The Partnership does not engage in sales of goods or services. Its only assets are its investment in the Funds and cash. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership, through its investments in the Funds. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred during the third quarter of 2010.
The Partnership’s capital consists of the capital contributions of the partners as increased or decreased by gains or losses on trading and by expenses, interest income, redemptions of Redeemable Units and distributions of profits, if any.
For the nine months ended September 30, 2010, Partnership capital decreased 15.2% from $33,239,132 to $28,183,180. This decrease was attributable to a net loss from operations of $1,465,415 coupled with the redemptions of 1,987.9700 Redeemable Units totaling $3,415,537 and 102.6471 General Partner unit equivalents totaling $175,000. Future redemptions could impact the amount of funds available for investment in the Funds in subsequent periods.
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
The Funds consider prices for exchange-traded commodity futures, forwards and options contracts to be based on unadjusted quoted prices in active markets for identical assets (Level 1). The values of non exchange-traded forwards, swaps and certain options contracts for which market quotations are not readily available are priced by broker-dealers who derive fair values for those assets from observable inputs (Level 2). Investments in funds (other commodity pools) where there are no other rights or obligations inherent within the ownership interest held by the Partnership are priced based on the end of the day net asset value (Level 2). The value of the Partnership’s investments in the Funds reflects its proportional interest in the Funds. As of and for the periods ended September 30, 2010 and December 31, 2009, the Funds did not hold any derivative instruments that are priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).

Futures Contracts. The Funds trade futures contracts and exchange cleared swaps. Exchange cleared swaps are swaps that are traded as futures. A futures contract is a firm commitment to buy or sell a specified quantity of investments, currency or a standardized amount of a deliverable grade commodity, at a specified price on a specified future date, unless the contract is closed before the delivery date or if the delivery quantity is something where physical delivery can not occur (such as the S&P 500 Index), whereby such contract is settled in cash. Payments (“variation margin”) may be made or received by the Funds each business day, depending on the daily fluctuations in the value of the underlying contracts, and are recorded as unrealized gains or losses by the Funds. When the contract is closed, the Funds record a realized gain or loss equal to the difference between the value of the contract at the time it was opened and the value at the time it was closed. Transactions in futures contracts require participants to make both initial margin deposits of cash or other assets and variation margin deposits, through the futures broker, directly with the exchange on which the contracts are traded. Realized gains (losses) and changes in unrealized gains (losses) on futures contracts are included in the Statements of Income and Expenses and Changes in Partners’ Capital.
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
London Metals Exchange Forward Contracts. Metal contracts traded on the London Metals Exchange (“LME”) represent a firm commitment to buy or sell a specified quantity of aluminum, copper, lead, nickel, tin or zinc. LME contracts traded by the Funds are cash settled based on prompt dates published by the LME. Payments (“variation margin”) may be made or received by the Funds each business day, depending on the daily fluctuations in the value of the underlying contracts, and are recorded as unrealized gains or losses by the Funds. A contract is considered offset when all long positions have been matched with a like number of short positions settling on the same prompt date. When the contract is closed at the prompt date, the Funds record a realized gain or loss equal to the difference between the value of the contract at the time it was opened and the value at the time it was closed. Transactions in LME contracts require participants to make both initial margin deposits of cash or other assets and variation margin deposits, through the broker, directly with the LME. Realized gains (losses) and changes in unrealized gains (losses) on metal contracts are included in the Statements of Income and Expenses and Changes in Partners’ Capital.
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

Results of Operations
During the Partnership’s third quarter of 2010, the net asset value per unit increased 0.7% from $1,722.43 to $1,735.26 as compared to an increase of 0.2% in the third quarter of 2009. The Partnership experienced a net trading gain, through its investments in the Funds, before brokerage fees and related fees in the third quarter of 2010 of $818,597. Gains were primarily attributable to the trading by the Funds of commodity futures in currencies, grains, U.S. and non-U.S. interest rates, livestock, metals and softs and were partially offset by losses in energy and indices. The Partnership experienced a net trading gain, through its investments in the Funds before brokerage fees and related fees in the third quarter of 2009 of $782,498. Gains were primarily attributable to the trading by the Funds of commodity futures in currencies, grains, U.S. and non-U.S. interest rates, metals, softs and indices and were partially offset by losses in energy and livestock.
The third quarter macro environment was marked by changes in market sentiment. While some doubted the credibility of the European bank stress test, it was well received by the market in July as it removed some of the worst fears through increased bank level balance sheet transparency. Fears that the recovery in the global economy may be stalling had a pivotal effect on markets during August. Economic releases in the U.S. continued to deteriorate; employment data suggested that the labor market recovery was slowing while subsequent news on manufacturing and retail sales was also disappointing. As the quarter came to an end in September, there was a sense of market optimism for the majority of commodity and stock indices as an overall rally was supported by favorable economic data not only in the U.S., but in emerging economies as well. U.S. data releases showed improvements in employment conditions, growth amongst manufacturers and stabilization in the housing sector. Elsewhere, Chinese industrial production rose to signal accelerating growth while the European Commission revised higher growth forecasts for the region’s economy. Gains were accumulated for the quarter as profitable trading in fixed income, agriculturals, and metals offset losses in volatile energy markets and European stock indices.
The most significant gains for the quarter were during August in the fixed income sector from long positions in European, U.S., and Japanese fixed income futures as prices climbed higher due to concern that European governments may struggle to repay their debt, while reports added to evidence that Chinese economic growth may be slowing. Prices continued to move higher after reports on manufacturing in the New York region, U.S. home-builder confidence, and Japanese GDP fueled worries over the global economy and spurred demand for the relative “safety” of government bonds. Gains were also recorded in agricultural markets in September as prices in the soybean complex rose amid concerns that reduced rains in Brazil and Argentina may diminish crop yields. Elsewhere, prices of corn futures advanced to the highest level in almost two years as freezing weather threatened crops in China and Canada and a prolonged drought slowed planting in Russia. Prices in soft commodities markets also rallied, primarily in cotton and sugar, resulting in profits for the Partnership. Prices of cotton futures rallied on concern that supplies might fall short amid rising demand from Asia and prices of sugar futures reached a seven-month high as dry weather threatened crops in Brazil, the world’s biggest grower of sugar. Profits were also realized from trading in both precious and base metals. Despite a flight to riskier assets, weakness in the U.S. dollar pushed gold prices to a new record high above $1300 and silver prices to the highest closing levels since 1980.
During the Partnership’s nine months ended September 30, 2010 the net asset value per unit decreased 4.3% from $1,813.17 to $1,735.26 as compared to a decrease of 7.2% in the third quarter of 2009. The Partnership experienced a net trading gain, through its investments in the Funds, before brokerage fees and related fees for the nine months ended September 30, 2010 of $424,764. Gains were primarily attributable to the trading by the Funds of commodity futures in currencies, U.S. and non-U.S. interest rates and livestock and were partially offset by losses in energy, grains, metals, softs and indices. The Partnership experienced a net trading loss, through its investments in the Funds before brokerage fees and related fees for the nine months ended September 30, 2009 of $935,392. Losses were primarily attributable to the trading by the Funds of commodity futures in currencies, energy, grains, U.S. and non-U.S. interest rates, lumber and livestock and were partially offset by gains in metals, softs and indices.
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

Twenty percent of any interest earned on U.S. Treasury bills purchased may be retained by CGM and/or credited to the General Partner. Interest income from investment in Partnerships for the three and nine months ended September 30, 2010 decreased by $454 and $7,804, respectively, as compared to the corresponding periods in 2009. The decrease in interest income is primarily due to lower average daily equity during the three and nine months ended September 30, 2010 as compared to the corresponding periods in 2009. Interest earned by the Partnership will increase the net asset value of the Partnership. The amount of interest income earned by the Partnership depends on the average daily equity in the Partnership’s and the Funds’ accounts and upon interest rates over which neither the Partnership nor CGM has control.
Brokerage fees are calculated as a percentage of the Partnership’s adjusted net asset value as of the last day of each month and are affected by trading performance and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. Brokerage fees for the three and nine months ended September 30, 2010 decreased by $119,759 and $476,037, respectively, as compared to the corresponding periods in 2009. The decrease in brokerage fees is due to lower average net assets during the three and nine months ended September 30, 2010 as compared to the corresponding periods in 2009.
Management fees are calculated as a percentage of the Partnership’s adjusted net asset value as of the end of the month and are affected by trading performance and redemptions. Management fees for the three and nine months ended September 30, 2010 decreased by $38,412 and $162,203, respectively, as compared to the corresponding periods in 2009. The decrease in management fees is due to lower average net assets during the three and nine months ended September 30, 2010 as compared to the corresponding periods in 2009.
Incentive fees are based on the new trading profits generated by each Advisor at the end of the quarter as defined in the management agreements among the Partnership, the General Partner and each Advisor. There were no incentive fees earned for the three and nine months ended September 30, 2010. Trading performance for the three and nine months ended September 30, 2009, resulted in incentive fees of $21,941 and $29,522, respectively. An Advisor will not be paid incentive fees until the Advisor recovers the net loss incurred by the Advisor and earns additional new trading profits for the Partnership.
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

Value at Risk tables represent a probabilistic assessment of the risk of loss in market risk sensitive instruments. The Partnership’s advisors currently trade the Partnership’s assets indirectly in master fund managed accounts, over which they have been granted limited authority to make trading decisions. The first trading Value at Risk table reflects the market sensitive instruments held by the Partnership indirectly, through its investment in the Funds. The remaining trading Value at Risk tables reflect the market sensitive instruments indirectly held by each Fund separately. The following table indicates the trading Value at Risk associated with the Partnership’s open positions by market category as of September 30, 2010. As of September 30, 2010, the Partnership’s total capitalization was $28,183,180.

		% of Total
Market Sector	Value at Risk	Capitalization
Currencies	$763,610	2.71%
Energy	395,560	1.40%
Grains	143,791	0.51%
Interest Rates U.S.	293,978	1.04%
Interest Rates Non-U.S.	271,350	0.96%
Livestock	9,775	0.03%
Metals	256,288	0.91%
Softs	102,608	0.37%
Indices	661,389	2.35%

Total	$2,898,349	10.28%

The following tables indicates the trading Value at Risk associated with the Partnership’s investments in the Funds by market category as of September 30, 2010 and the highest, lowest and average value during the three months ended September 30, 2010. All open position trading risk exposures of the Partnership have been included in calculating the figures set forth below. There have been no material changes in the trading Value at Risk information previously disclosed in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2009.
As of September 30, 2010, Winton Master’s total capitalization was $799,519,433, the Partnership owned approximately 1.0% of Winton Master. As of September 30, 2010, Winton Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Winton for trading) was as follows:
September 30, 2010
(Unaudited)

			Three Months Ended September 30, 2010
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*
Currencies	$12,513,875	1.57%	$13,529,797	$5,424,505	$9,313,786
Energy	2,057,205	0.26%	3,640,200	236,988	1,971,144
Grains	3,529,016	0.44%	3,529,016	556,164	2,253,529
Interest Rates U.S.	8,956,850	1.12%	10,348,050	7,407,050	8,348,717
Interest Rates Non-U.S.	11,102,130	1.39%	13,490,861	8,749,852	10,172,949
Livestock	401,450	0.05%	401,450	190,900	286,400
Metals	6,530,911	0.82%	6,530,911	3,939,668	4,957,860
Softs	1,283,742	0.16%	1,283,742	708,094	1,055,530
Indices	12,569,037	1.56%	12,569,037	2,382,812	6,125,469

Total	$58,944,216	7.37%

*	Average of month-end Values at Risk.

As of September 30, 2010, Willowbridge Master’s total capitalization was $217,578,187. The Partnership owned approximately 2.1% of Willowbridge Master. As of September 30, 2010, Willowbridge Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Willowbridge for trading) was as follows:
September 30, 2010
(Unaudited)

			Three Months Ended September 30, 2010
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*

Currencies	$4,332,223	2.00%	$7,096,121	$940,854	$4,094,533
Energy	1,020,000	0.47%	6,539,400	480,000	2,750,750
Grains	1,304,750	0.60%	3,762,750	510,840	1,211,150
Interest Rates U.S.	1,555,500	0.71%	3,269,700	780,800	1,930,233
Interest Rates Non-U.S.	1,876,018	0.86%	5,489,653	640,428	2,375,204
Livestock	108,800	0.05%	108,800	44,800	99,900
Metals	3,379,005	1.55%	3,379,005	1,105,260	2,121,300
Softs	2,284,000	1.05%	3,388,150	799,500	1,454,633

Total	$15,860,296	7.29%

*	Average of month-end Values at Risk.
As of September 30, 2010, Graham Master’s total capitalization was $174,514,810. The Partnership owned approximately 4.7% of Graham Master. As of September 30, 2010, Graham Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Graham for trading) was as follows:
September 30, 2010
(Unaudited)

			Three Months Ended September 30, 2010
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*
Currencies	$8,922,437	5.12%	$8,922,437	$996,231	$6,525,133
Energy	1,320,584	0.76%	1,989,347	513,863	1,374,939
Grains	461,350	0.26%	524,700	124,875	334,678
Interest Rates U.S.	1,859,010	1.07%	2,021,410	814,575	1,729,998
Interest Rates Non-U.S.	967,199	0.55%	4,016,393	858,050	2,142,697
Livestock	73,950	0.04%	74,200	1,400	48,683
Metals	1,291,316	0.74%	1,611,112	731,751	1,086,730
Softs	248,433	0.14%	558,957	248,433	290,765
Indices	8,412,921	4.82%	8,412,921	1,137,775	3,918,076

Total	$23,557,200	13.50%

*	Average of month-end Values at Risk.

As of September 30, 2010, Eckhardt Master’s total capitalization was $18,234,265. The Partnership owned approximately 30.2% of Eckhardt Master. As of September 30, 2010, Eckhardt Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Eckhardt for trading) was as follows:
September 30, 2010
(Unaudited)

			Three months ended September 30, 2010
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*
Currencies	$425,715	2.33%	$642,732	$158,547	$462,002
Energy	246,200	1.35%	358,424	94,200	296,083
Grains	197,400	1.08%	282,800	50,100	175,525
Interest Rates U.S.	280,300	1.54%	887,750	40,900	371,950
Interest Rates Non -U.S.	250,744	1.38%	840,280	194,478	412,686
Metals	197,103	1.08%	265,096	26,255	146,828
Softs	100,100	0.55%	110,523	54,775	102,146
Indices	466,084	2.56%	1,147,335	193,412	351,873

Total	$2,163,646	11.87%

*	Average of month-end Values at Risk.
As of September 30, 2010, SandRidge Master’s total capitalization was $595,274,956. The Partnership owned approximately 0.4% of SandRidge Master. As of September 30, 2010, SandRidge Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to SandRidge for trading) was as follows:
September 30, 2010
(Unaudited)

			Three Months Ended September 30, 2010
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*
Energy	$54,348,641	9.13%	$85,692,107	$52,672,710	$62,551,337

Total	$54,348,641	9.13%

*	Average of month-end Values at Risk.

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
The General Partner’s CEO and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2010 and, based on that evaluation, the General Partner’s CEO and CFO have concluded that at that date the Partnership’s disclosure controls and procedures were effective.
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
There were no changes in the Partnership’s internal control over financial reporting process during the fiscal quarter ended September 30, 2010 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1.  Legal Proceedings
There are no material changes to the discussion set forth under Part I, Item 3, “Legal Proceedings” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009, as updated by the Partnership’s Quarterly Report on Form 10-Q for the quarters ended March 31, 2010 and June 30, 2010.

Item 1A.  Risk Factors.
There have been no material changes to the risk factors set forth under Part I, Item 1A. “Risk Factors” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009 and under Part II, Item 1A, “Risk Factors” in the Partnership’s Quarterly Report on Form 10-Q for the quarters ended March 31, 2010 and June 30, 2010.
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.
The Partnership no longer offers Redeemable Units at the net asset value per Redeemable Unit as of the end of each month.
The following chart sets forth the purchases of Redeemable Units by the Partnership.

				(d) Maximum Number
				(or Approximate
			(c) Total Number of	Dollar Value) of
			Units	Units
	(a) Total	(b) Average Price	Purchased as Part	that May Yet Be
	Number of	Paid per	of Publicly Announced	Purchased Under the
Period	Units Purchased*	Unit**	Plans or Programs	Plans or Programs
July 1, 2010 — July 31, 2010	120.1873	$1,665.41	N/A	N/A
August 1, 2010 — August 31, 2010	169.8738	$1,719.02	N/A	N/A
September 1, 2010 — September 30, 2010	153.8342	$1,735.26	N/A	N/A
	443.8953	$1,710.13

*	Generally, limited partners are permitted to redeem their Redeemable Units as of the end of each month on 10 days’ notice to the General Partner. Under certain circumstances, the General Partner can compel redemption but, to date, the General Partner has not exercised this right. Purchases of Redeemable Units by the Partnership reflected in the chart above were made in the ordinary course of the Partnership’s business in connection with effecting redemptions for limited partners.

**	Redemptions of Redeemable Units are effected as of the last day of each month at the net asset value per Redeemable Unit as of that day.
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
Date: November 12, 2010

By:	/s/ Jennifer Magro

Jennifer Magro
Chief Financial Officer, Secretary and Director
(Principal Accounting Officer)
Date: November 12, 2010