Form 10-Q
period 2011-03-31
DIVERSIFIED MULTI-ADVISOR FUTURES FUND L.P.
filed 2011-05-16
CIK 911503

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011
OR ( ) TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d)
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

Yes           No  X

As of April 30, 2011, 15,263.5129 Limited Partnership Redeemable Units were outstanding.

DIVERSIFIED MULTI-ADVISOR FUTURES FUND L.P.
FORM 10-Q
INDEX

		Page
		Number
PART I – Financial Information:
Item 1.	Financial Statements:
	Statements of Financial Condition at March 31, 2011 (unaudited) and December 31, 2010	3
	Schedules of Investments at March 31, 2011 (unaudited) and December 31, 2010	4 – 5
	Statements of Income and Expenses and Changes in Partners’ Capital for the three months ended March 31, 2011 and 2010 (unaudited)	6
	Notes to Financial Statements (unaudited)	7 – 17
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18 – 20
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	21 – 25
Item 4.	Controls and Procedures	26

PART II – Other Information		27 – 31
Exhibits
31.1 Certification
31.2 Certification
32.1 Certification
32.2 Certification

PART I
Item 1. Financial Statements
Diversified Multi-Advisor Futures Fund L.P.
Statements of Financial Condition

	(Unaudited) March 31,	December 31,
	2011	2010
Assets:
Investment in Funds, at fair value	$28,942,575	$29,832,054
Cash	143,090	136,060

Total assets	$29,085,665	$29,968,114

Liabilities and Partners’ Capital:
Liabilities:
Accrued expenses:
Brokerage fees	$133,309	$137,353
Management fees	45,237	46,551
Incentive fees	—	14,797
Other	82,489	62,442
Redemptions payable	142,431	232,689

Total liabilities	403,466	493,832

Partners’ Capital:
General Partner, 177.7568 unit equilavents outstanding at March 31, 2011 and December 31, 2010	325,574	328,847
Limited Partners, 15,482.0988 and 15,754.4975 Redeemable Units outstanding at March 31, 2011 and December 31, 2010, respectively	28,356,625	29,145,435

Total partners’ capital	28,682,199	29,474,282

Total liabilities and partners’ capital	$29,085,665	$29,968,114

Net asset value per unit	$1,831.57	$1,849.98

See accompanying notes to financial statements.

Diversified Multi-Advisor Futures Fund L.P.
Schedule of Investments
March  31, 2011
(Unaudited)

		% of Partners’
	Fair Value	Capital

Investment in Funds
CMF Winton Master L.P.	$6,934,217	24.18%
CMF Willowbridge Argo Master Fund L.P.	4,798,658	16.73
CMF Graham Capital Master Fund L.P.	6,843,873	23.86
CMF Eckhardt Master L.P.	8,384,373	29.23
CMF SandRidge Master Fund L.P.	1,981,454	6.91

Total investment in Funds, at fair value	$28,942,575	100.91%

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

Diversified Multi-Advisor Futures Fund L.P.
Statements of Income and Expenses and Changes in Partners’ Capital
(Unaudited)

	Three Months Ended
	March 31,
	2011	2010
Investment Income:
Interest income from investment in Funds	$5,627	$3,684

Expenses:
Brokerage fees including clearing fees	427,097	445,303
Management fees	137,010	142,592
Other	39,713	43,736

Total expenses	603,820	631,631

Net investment income (loss)	(598,193)	(627,947)

Trading Results:
Net gains (losses) on trading of commodity interests and investment in Funds:
Net realized gains (losses) on investments in Funds	1,059,591	(1,146,897)
Change in net unrealized gains (losses) gains on investment in Funds	(752,633)	333,205

Total trading results from investment in Funds	306,958	(813,692)

Net income (loss)	(291,235)	(1,441,639)
Redemptions-General Partner	—	(175,000)
Redemptions-Limited Partners	(500,848)	(1,708,963)

Net increase (decrease) in Partners’ Capital	(792,083)	(3,325,602)
Partners’ Capital, beginning of period	29,474,282	33,239,132

Partners’ Capital, end of period	$28,682,199	$29,913,530

Net asset value per unit (15,659.8556 and 17,231.5995 units outstanding at March 31, 2011 and 2010, respectively)	$1,831.57	$1,735.97

Net income (loss) per unit *	$(18.41)	$(77.20)

Weighted average units outstanding	15,839.6443	17,988.9945

*	Based on change in net asset value per unit.
See accompanying notes to financial statements.

Diversified Multi-Advisor Futures Fund L.P.
Notes to Financial Statements
March 31, 2011
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
Ceres Managed Futures LLC, a Delaware limited liability company, acts as the general partner (the “General Partner”) and commodity pool operator of the Partnership. The General Partner is wholly owned by Morgan Stanley Smith Barney Holdings LLC (“MSSB Holdings”). Morgan Stanley, indirectly through various subsidiaries, owns a majority equity interest in MSSB Holdings. Citigroup Global Markets Inc. (“CGM”), the commodity broker for the Partnership, owns a minority equity interest in MSSB Holdings. Citigroup Inc. (“Citigroup”), indirectly through various subsidiaries, wholly owns CGM. Prior to July 31, 2009, the date as of which MSSB Holdings became its owner, the General Partner was wholly owned by Citigroup Financial Products Inc., a wholly owned subsidiary of Citigroup Global Markets Holdings Inc., the sole owner of which is Citigroup.
As of March 31, 2011, all trading decisions are made for the Partnership by Willowbridge Associates, Inc. (“Willowbridge”), Winton Capital Management Limited (“Winton”), Graham Capital Management, L.P. (“Graham”), Eckhardt Trading Company (“Eckhardt”) and SandRidge Capital L.P. (“SandRidge”) (each an “Advisor” and collectively, the “Advisors”), each of which is a registered commodity trading advisor. Each Advisor is allocated a portion of the Partnership’s assets to manage. The Partnership invests the portion of its assets allocated to each of the Advisors indirectly through investments in the Funds.
The General Partner and each limited partner share in the profits and losses of the Partnership in proportion to the amount of Partnership interest owned by each except that no limited partner shall be liable for obligations of the Partnership in excess of its capital contribution and profits, if any, net of distributions.
The accompanying financial statements and accompanying notes are unaudited but, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the Partnership’s financial condition at March 31, 2011 and December 31, 2010, and the results of its operations and changes in partners’ capital for the three months ended March 31, 2011 and 2010. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. You should read these financial statements together with the financial statements and notes included in the Partnership’s annual report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) for the year ended December 31, 2010.
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
March 31, 2011
(Unaudited)
Due to the nature of commodity trading, the results of operations for the interim periods presented should not be considered indicative of the results that may be expected for the entire year.
2. Financial Highlights:
Changes in the net asset value per unit for the three months ended March 31, 2011 and 2010 were as follows:

	Three Months Ended
	March 31,
	2011	2010
Net realized and unrealized gains (losses)*	$(7.59)	$(67.05)
Interest income	0.35	0.21
Expenses**	(11.17)	(10.36)

Increase (decrease) for the period	(18.41)	(77.20)
Net asset value per unit, beginning of period	1,849.98	1,813.17

Net asset value per unit, end of period	$1,831.57	$1,735.97

*	Includes brokerage fees.

**	Excludes brokerage fees.

	Three Months Ended
	March 31,
	2011	2010
Ratios to average net assets:***
Net investment income (loss) before incentive fees****	(8.3)%	(8.2)%

Operating expenses	8.4%	8.3%
Incentive fees	—%	—%

Total expenses	8.4%	8.3%

Total return:
Total return before incentive fees	(1.0)%	(4.3)%
Incentive fees	—%	—%

Total return after incentive fees	(1.0)%	(4.3)%

***	Annualized (other than incentive fees).

****	Interest income less total expenses.
The above ratios may vary for individual investors based on the timing of capital transactions during the period. Additionally, these ratios are calculated for the limited partner class using the limited partners’ share of income, expenses and average net assets.

Diversified Multi-Advisor Futures Fund L.P.
Notes to Financial Statements
March 31, 2011
(Unaudited)
3.	Trading Activities:
The Partnership was formed for the purpose of trading contracts in a variety of commodity interests, including derivative financial instruments and derivative commodity instruments. The Partnership’s investments are in other funds which trade these instruments. The results of the Partnership’s trading activities are resulting from its investment in other funds as shown in the Statements of Income and Expenses.
The customer agreements between the Partnership/Funds and CGM gives the Partnership and the Funds the legal right to net unrealized gains and losses on open futures and exchange cleared swaps and forward contracts. The Partnership and the Funds net, for financial reporting purposes, the unrealized gains and losses on open futures and exchange cleared swaps and on open forward contracts on the Statements of Financial Condition.
Brokerage fees are calculated as a percentage of the Partnership’s adjusted net asset value on the last day of each month and are affected by trading performance and redemptions.
4.	Fair Value Measurements:
Partnership’s and the Funds’ Investments. All commodity interests (including derivative financial instruments and derivative commodity instruments), through its investment in other funds, are held for trading purposes. The commodity interests are recorded on trade date and open contracts are recorded at fair value (as described below) at the measurement date. Investments in commodity interests denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing at the measurement date. Gains or losses are realized when contracts are liquidated. Unrealized gains or losses on open contracts are included as a component of equity in trading account on the Funds’ Statements of Financial Condition. Net realized gains or losses and any change in net unrealized gains or losses from the preceding period are reported in the Funds’ Statements of Income and Expenses and Changes in Partners’ Capital.
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
GAAP also requires the need to use judgment in determining if a formerly active market has become inactive and in determining fair values when the market has become inactive. Management has concluded that based on available information in the marketplace, there has not been a significant decrease in the volume and level of activity in the Partnership’s Level 2 assets.
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

Diversified Multi-Advisor Futures Fund L.P.
Notes to Financial Statements
March 31, 2011
(Unaudited)
The Funds consider prices for exchange-traded commodity futures, forwards and options contracts to be based on unadjusted quoted prices in active markets for identical assets (Level 1). The values of non-exchange-traded forwards, swaps and certain options contracts for which market quotations are not readily available are priced by broker-dealers who derive fair values for those assets from observable inputs (Level 2). Investments in funds (other commodity pools) where there are no other rights or obligations inherent within the ownership interest held by the Partnership are priced based on the end of the day net asset value (Level 2). The value of the Partnership’s investments in the Funds reflects its proportional interest in the Funds. As of and for the periods ended March 31, 2011 and December 31, 2010, the Funds did not hold any derivative instruments that are priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).

		Quoted Prices in
		Active Markets	Significant Other	Significant
		for Identical	Observable Inputs	Unobservable
	March 31, 2011	Assets (Level 1)	(Level 2)	Inputs (Level 3)
Assets
Investment in Funds	$28,942,575	$—	$28,942,575	$—

Net fair value	$28,942,575	$—	$28,942,575	$—

		Quoted Prices in
		Active Markets	Significant Other	Significant
		for Identical	Observable Inputs	Unobservable
	December 31, 2010	Assets (Level 1)	(Level 2)	Inputs (Level 3)
Assets
Investment in Funds	$29,832,054	$—	$29,832,054	$—

Net fair value	$29,832,054	$—	$29,832,054	$—

5.	Investment in Funds:
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

Diversified Multi-Advisor Futures Fund L.P.
Notes to Financial Statements
March 31, 2011
(Unaudited)
On April 1, 2006, the assets allocated to Graham for trading were invested in CMF Graham Capital Master Fund L.P. (“Graham Master”), a limited partnership organized under the partnership laws of the State of New York. The Partnership purchased 14,741.1555 units of Graham Master with cash equal to $14,741,156. Graham Master was formed in order to permit accounts managed now and in the future by Graham using its K4D-15V Program, a proprietary, systematic trading system, to invest together in one trading vehicle. The General Partner is also the general partner of Graham Master. Individual and pooled accounts currently managed by Graham, including the Partnership, are permitted to be limited partners of Graham Master. The General Partner and Graham believe that trading through this structure promotes efficiency and economy in the trading process.
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
The General Partner is not aware of any material changes to the trading programs discussed above during the fiscal quarter ended March 31, 2011.
Winton Master’s, Willowbridge Master’s, Graham Master’s, Eckhardt Master’s and SandRidge Master’s (collectively, the “Funds”), trading of futures, forwards, swaps and options contracts, if applicable, on commodities is done primarily on U.S. commodity exchanges and foreign commodity exchanges. The Funds engage in such trading through commodity brokerage accounts maintained with CGM.
A limited partner may withdraw all or part of its capital contribution and undistributed profits, if any, from the Funds in multiples of the net asset value per unit as of the end of any day (the “Redemption Date”) after a request for redemption has been made to the General Partner at least three business days in advance of the Redemption Date. The units are classified as a liability when the limited partner elects to redeem and informs the Funds.
Management and incentive fees are charged at the Partnership level. All exchange, clearing, user, give-up, floor brokerage and National Futures Association fees (collectively the “clearing fees”) are borne by the Funds. All other fees including CGM’s direct brokerage fees are charged at the Partnership level.
As of March 31, 2011, the Partnership owned approximately 0.7%, 2.8%, 4.3%, 32.6% and 0.5% of Winton Master, Willowbridge Master, Graham Master, Eckhardt Master and SandRidge Master, respectively. As of December 31, 2010 the Partnership owned approximately 0.8%, 2.2%, 4.3%, 34.5% and 0.4% of Winton Master, Willowbridge Master, Graham Master, Eckhardt Master and SandRidge Master, respectively. It is the Partnership’s intention to continue to invest in the Funds. The performance of the Partnership is directly affected by the performance of the Funds. Expenses to investors as a result of the investment in the Funds are approximately the same and redemption rights are not affected.

Diversified Multi-Advisor Futures Fund L.P.
Notes to Financial Statements
March 31, 2011
(Unaudited)
Summarized information reflecting the total assets, liabilities and capital for the Funds is shown in the following tables.

		March 31, 2011
	Total Assets	Total Liabilities	Total Capital
Winton Master	$938,976,048	$889,625	$938,086,423
Willowbridge Master	168,695,333	80,498	168,614,835
Graham Master	158,542,504	335,674	158,206,830
Eckhardt Master	25,991,860	239,967	25,751,893
SandRidge Master	417,397,881	39,202,100	378,195,781

Total	$1,709,603,626	$40,747,864	$1,668,855,762

		December 31, 2010
	Total Assets	Total Liabilities	Total Capital
Winton Master	$883,842,483	$122,612	$883,719,871
Willowbridge Master	216,360,362	61,729	216,298,633
Graham Master	168,973,503	48,832	168,924,671
Eckhardt Master	23,748,773	62,448	23,686,325
SandRidge Master	581,631,311	52,896,054	528,735,257

Total	$1,874,556,432	$53,191,675	$1,821,364,757

Summarized information reflecting the net investment income (loss), total trading results and net income (loss) for the Funds is shown in the following tables.

	For the three months ended March 31, 2011

	Net Investment	Total Trading	Net Income
	Income (Loss)	Results	(Loss)

Winton Master	$46,285	$22,234,532	$22,280,817
Willowbridge Master	(25,559)	6,874,935	6,849,376
Graham Master	(146,256)	(1,070,720)	(1,216,976)
Eckhardt Master	(54,656)	(273,717)	(328,373)
SandRidge Master	(250,105)	15,043,073	14,792,968

Total	$(430,291)	$42,808,103	$42,377,812

	For the three months ended March 31, 2010

	Net Investment	Total Trading	Net Income
	Income (Loss)	Results	(Loss)
Winton Master	$(96,434)	$32,303,622	$32,207,188
Willowbridge Master	(67,599)	(20,526,632)	(20,594,231)
Graham Master	(99,316)	(3,943,186)	(4,042,502)
Eckhardt Master	(36,785)	(1,419,363)	(1,456,148)
SandRidge Master	(261,244)	(15,233,208)	(15,494,452)

Total	$(561,378)	$(8,818,767)	$(9,380,145)

Summarized information reflecting the Partnership’s investment in, and the operations of the Funds is shown in the following tables.

	March 31, 2011		For the three months ended March 31, 2011
	% of					Net
	Partnership’s	Fair	Income	Expenses		Income	Investment	Redemptions
Funds	Net Assets	Value	(Loss)	Brokerage Fees	Other	(Loss)	Objective	Permitted
Winton Master	24.18%	$6,934,217	$171,402	$961	$231	$170,210	Commodity Portfolio	Monthly
Willowbridge Master	16.73%	4,798,658	195,511	1,011	743	193,757	Commodity Portfolio	Monthly
Graham Master	23.86%	6,843,873	(41,844)	6,680	971	(49,495)	Commodity Portfolio	Monthly
Eckhardt Master	29.23%	8,384,373	(98,597)	13,867	5,747	(118,211)	Commodity Portfolio	Monthly
SandRidge Master	6.91%	1,981,454	86,113	1,238	417	84,458	Energy Portfolio	Monthly

Total		$28,942,575	$312,585	$23,757	$8,109	$280,719

	December 31, 2010		For the three months ended March 31, 2010
	% of					Net
	Partnership’s	Fair	Income	Expenses		Income	Investment	Redemptions
Funds	Net Assets	Value	(Loss)	Brokerage Fees	Other	(Loss)	Objective	Permitted
Winton Master	25.02%	$7,374,266	$451,679	$2,542	$263	$448,874	Commodity Portfolio	Monthly
Willowbridge Master	16.45%	4,848,305	(502,679)	1,915	454	(505,048)	Commodity Portfolio	Monthly
Graham Master	24.71%	7,284,623	(259,182)	5,075	821	(265,078)	Commodity Portfolio	Monthly
Eckhardt Master	27.75%	8,178,642	(442,879)	6,469	5,412	(454,760)	Commodity Portfolio	Monthly
SandRidge Master	7.28%	2,146,218	(56,947)	1,072	289	(58,308)	Energy Portfolio	Monthly

Total		$29,832,054	$(810,008)	$17,073	$7,239	$(834,320)

Diversified Multi-Advisor Futures Fund L.P.
Notes to Financial Statements
March 31
(Unaudited)
6.	Financial Instrument Risks:
In the normal course of business, the Partnership, through its investments in the Funds, is a party to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments. These financial instruments may include forwards, futures and options, whose values are based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash balances, to purchase or sell other financial instruments at specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange or over-the-counter (“OTC”). Exchange-traded instruments are standardized and include futures and certain option contracts. OTC contracts are negotiated between contracting parties and include forwards and certain option contracts. Each of these instruments is subject to various risks similar to those related to the underlying financial instruments including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange-traded instruments because of the greater risk of default by the counterparty to an OTC contract.
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
Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. The Partnership’s/Funds’ risk of loss in the event of a counterparty default is typically limited to the amounts recognized in the Statements of Financial Condition and is not represented by the contract or notional amounts of the instruments. The Partnership’s/Funds’ risk of loss is reduced through the use of legally enforceable master netting agreements with counterparties that permit the Partnership/Funds to offset unrealized gains and losses and other assets and liabilities with such counterparties upon the occurrence of certain events. The Partnership/Funds have credit risk and concentration risk as the sole counterparty or broker with respect to the Funds’ assets is CGM or a CGM affiliate. Credit risk with respect to exchange-traded instruments is reduced to the extent, that through CGM, the Partnership’s/Funds’ counterparty is an exchange or clearing organization.
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
The General Partner monitors and attempts to control the Funds’ risk exposure on a daily basis through financial, credit and risk management monitoring systems, and accordingly, believes that it has effective procedures for evaluating and limiting the credit and market risks to which the Funds may be subject. These monitoring systems generally allow the General Partner to statistically analyze actual trading results with risk-adjusted performance indicators and correlation statistics. In addition, on-line monitoring systems provide account analysis of futures, forwards and options contracts by sector, margin requirements, gain and loss transactions and collateral positions.
The majority of these instruments mature within one year of the inception date. However, due to the nature of the Funds’ businesses, these instruments may not be held to maturity.

Diversified Multi-Advisor Futures Fund L.P.
Notes to Financial Statements
March 31, 2011
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
Partnership’s and the Funds’ Investments. All commodity interests (including derivative financial instruments and derivative commodity instruments), through its investment in other funds, are held for trading purposes. The commodity interests are recorded on trade date and open contracts are recorded at fair value (as described below) at the measurement date. Investments in commodity interests denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing at the measurement date. Gains or losses are realized when contracts are liquidated. Unrealized gains or losses on open contracts are included as a component of equity in trading account on the Funds’ Statements of Financial Condition. Net realized gains or losses and any change in net unrealized gains or losses from the preceding period are reported in the Funds’ Statements of Income and Expenses and Changes in Partners’ Capital.
Partnership’s and the Funds’ Fair Value Measurements. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to fair values derived from unobservable inputs (Level 3). The level in the fair value hierarchy within which the fair value measurement in its entirety falls shall be determined based on the lowest level input that is significant to the fair value measurement in its entirety. Management has concluded that based on available information in the marketplace, the Partnership’s Level 1 assets and liabilities are actively traded.
GAAP also requires the need to use judgment in determining if a formerly active market has become inactive and in determining fair values when the market has become inactive. Management has concluded that based on available information in the marketplace, there has not been a significant decrease in the volume and level of activity in the Partnership’s and the Fund’s Level 2 assets and liabilities.
The Partnership and the Funds will separately present purchases, sales, issuances, and settlements in their reconciliation of Level 3 fair value measurements (i.e., to present such items on a gross basis rather than on a net basis), and make disclosures regarding the level of disaggregation and the inputs and valuation techniques used to measure fair value for measurements that fall within either Level 2 or Level 3 of the fair value hierarchy as required by GAAP.
The Partnership and the Funds consider prices for exchange-traded commodity futures, forwards and options contracts to be based on unadjusted quoted prices in active markets for identical assets (Level 1). The values of non-exchange-traded forwards, swaps and certain options contracts for which market quotations are not readily available are priced by broker-dealers who derive fair values for those assets from observable inputs (Level 2). Investments in funds (other commodity pools) where there are no other rights or obligations inherent within the ownership interest held by the Partnership are priced based on the end of the day net asset value (Level 2). The value of the Partnership’s investments in the Funds reflects its proportional interest in the Funds. As of and for the periods ended March 31, 2011 and December 31, 2010, the Partnership and the Funds did not hold any derivative instruments that are priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).
Futures Contracts. The Funds trade futures contracts and exchange-cleared swaps. Exchange-cleared swaps are swaps that are traded as futures. A futures contract is a firm commitment to buy or sell a specified quantity of investments, currency or a standardized amount of a deliverable grade commodity, at a specified price on a specified future date, unless the contract is closed before the delivery date or if the delivery quantity is something where physical delivery cannot occur (such as the S&P 500 Index), whereby such contract is settled in cash. Payments (“variation margin”) may be made or received by the Funds each business day, depending on the daily fluctuations in the value of the underlying contracts, and are recorded as unrealized gains or losses by the

Diversified Multi-Advisor Futures Fund L.P.
Notes to Financial Statements
March 31, 2011
(Unaudited)
Funds. When the contract is closed, the Funds record a realized gain or loss equal to the difference between the value of the contract at the time it was opened and the value at the time it was closed. Transactions in futures contracts require participants to make both initial margin deposits of cash or other assets and variation margin deposits, through the futures broker, directly with the exchange on which the contracts are traded. Net realized gains (losses) and changes in net unrealized gains (losses) on futures contracts are included in the Statements of Income and Changes in Partners’ Capital.
Forward Foreign Currency Contracts. Foreign currency contracts are those contracts where the Funds agree to receive or deliver a fixed quantity of foreign currency for an agreed-upon price on an agreed future date. Foreign currency contracts are valued daily, and the Funds’ net equity therein, representing unrealized gain or loss on the contracts as measured by the difference between the forward foreign exchange rates at the dates of entry into the contracts and the forward rates at the reporting date, is included in the Statements of Financial Condition. Net realized gains (losses) and changes in net unrealized gains (losses) on foreign currency contracts are recognized in the period in which the contract is closed or the changes occur, respectively, and are included in the Statements of Income and Expenses and Changes in Partners’ Capital.
The Funds do not isolate the portion of the results of operations arising from the effect of changes in foreign exchange rates on investments from fluctuations from changes in market prices of investments held. Such fluctuations are included in net gain (loss) on investments in the Statements of Income and Expenses and Changes in Partners’ Capital.
London Metals Exchange Forward Contracts. Metal contracts traded on the London Metals Exchange (“LME”) represent a firm commitment to buy or sell a specified quantity of aluminum, copper, lead, nickel, tin or zinc. LME contracts traded by the Funds are cash settled based on prompt dates published by the LME. Payments (“variation margin”) may be made or received by the Funds each business day, depending on the daily fluctuations in the value of the underlying contracts, and are recorded as unrealized gains or losses by the Funds. A contract is considered offset when all long positions have been matched with a like number of short positions settling on the same prompt date. When the contract is closed at the prompt date, the Funds record a realized gain or loss equal to the difference between the value of the contract at the time it was opened and the value at the time it was closed. Transactions in LME contracts require participants to make both initial margin deposits of cash or other assets and variation margin deposits, through the broker, directly with the LME. Net realized gains (losses) and changes in net unrealized gains (losses) on metal contracts are included in the Statements of Income and Expenses and Changes in Partners’ Capital.
Options. The Funds may purchase and write (sell) both exchange listed and OTC options on commodities or financial instruments. An option is a contract allowing, but not requiring, its holder to buy (call) or sell (put) a specific or standard commodity or financial instrument at a specified price during a specified time period. The option premium is the total price paid or received for the option contract. When the Funds write an option, the premium received is recorded as a liability in the Statements of Financial Condition and marked to market daily. When the Funds purchase an option, the premium paid is recorded as an asset in the Statements of Financial Condition and marked to market daily. Net realized gains (losses) and changes in net unrealized gains (losses) on options contracts are included in the Statements of Income and Expenses and Changes in Partners’ Capital.

Diversified Multi-Advisor Futures Fund L.P.
Notes to Financial Statements
March 31, 2011
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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Liquidity and Capital Resources
The Partnership does not engage in sales of goods or services. Its only assets are its investment in the Funds and cash. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership, through its investments in the Funds. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred during the first quarter of 2011.
The Partnership’s capital consists of the capital contributions of the partners, as increased or decreased by net gains or losses on trading and by expenses, interest income, redemptions of Redeemable Units and distributions of profits, if any.
For the three months ended March 31, 2011, Partnership capital decreased 2.7% from $29,474,282 to $28,682,199. This decrease was attributable to a net loss from operations of $291,235 coupled with the redemptions of 272.3987 Redeemable Units totaling $500,848. Future redemptions could impact the amount of funds available for investment in the Funds in subsequent periods.
Critical Accounting Policies
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expense during the reporting period. Management believes that the estimates utilized in preparing the financial statements are reasonable. Actual results could differ from those estimates. The Partnership’s/Funds’ significant accounting policies are described in detail in Note 7 of the Financial Statements.
The Partnership records all investments at fair value in its financial statements, with changes in fair value reported as a component of net realized and change in net unrealized trading gain (loss) in the Statements of Income and Expenses and Changes in Partners’ Capital.

Results of Operations
During the Partnership’s first quarter of 2011, the net asset value per unit decreased 1.0% from $1,849.98 to $1,831.57 as compared to a decrease of 4.3% in the first quarter of 2010. The Partnership experienced a net trading gain, through its investments in the Funds, before brokerage fees and related fees in the first quarter of 2011 of $306,958. Gains were primarily attributable to the trading by the Funds of commodity futures in energy, livestock, metals, indices and softs and were partially offset by losses in currencies, grains, and U.S. and Non-U.S. interest rates. The Partnership experienced a net trading loss, through its investments in the Funds before brokerage fees and related fees in the first quarter of 2010 of $813,692. Losses were primarily attributable to the trading by the Funds of commodity futures in energy, grains, U.S. interest rates, metals, softs and indices and were partially offset by gains in currencies, non-U.S. interest rates and livestock.
The most significant losses were incurred within the currency sector, primarily during January, from long futures positions in the Australian dollar, Japanese yen, and Swiss franc versus the U.S. dollar as the value of these currencies declined against the U.S. dollar following the release of minutes from the latest U.S. Federal Reserve meeting that showed optimism about the U.S. economy and boosted demand for the U.S. currency. Within the interest rate sector, losses were incurred throughout the majority of the quarter. In January, long positions in short-term European fixed-income futures resulted in losses as prices declined after European Central Bank President Jean-Claude Trichet said inflationary pressures in the euro region may increase. During February, short positions in U.S. and European fixed-income futures resulted in losses as prices reversed sharply increasing mid-month amid concern over unrest in the Middle East, which spurred demand for the relative “safety” of government debt. Further losses were experienced in March from both long and short positions in fixed-income futures as prices moved without consistent direction throughout the month. Within the global stock index markets, losses were experienced primarily during March from long positions in European, Pacific Rim, and U.S. equity index futures as prices moved sharply lower after the disaster in Japan spurred concern about global economic growth.
A portion of the Partnership’s losses for the quarter was offset by gains achieved within the energy markets, primarily during February and March, from long futures positions in crude oil and its related products as prices rose after political tension in Egypt stoked worries that protests may spread to crude-producing parts of the Middle East. Additional gains were recorded from short positions in natural gas futures as prices declined in February on forecasts of warmer-than-normal weather in U.S. consuming regions that reduced demand for the heating fuel. Within the metals markets, gains were experienced primarily during February due to long futures positions in silver and gold as prices of silver futures extended a rally to a 30-year high and gold futures reached an all-time high after mounting unrest in the Middle East spurred demand for the precious metals as a “safe haven.” Within the agricultural complex, gains were experienced primarily during January and February from long positions in cotton futures as cotton prices reached record highs after floods in cotton-producing areas in Australia, Pakistan, and China diminished supplies, while demand from China, the world’s largest user of the fiber, continued to rise. Elsewhere, long positions in coffee futures resulted in gains as coffee prices rose to the highest level since 1997 on signs that global demand may outstrip production. Further gains were recorded during January and February due to long futures positions in corn as prices increased to the highest levels since July 2008 after the U.S. government lowered forecasts for domestic inventories as adverse weather slashed harvests.
Commodity futures markets are highly volatile. Broad and rapid price fluctuations and rapid inflation increases the risks involved in commodity trading, but also increases the possibility of profit. The profitability of the Funds depends on the existence of major price trends and the ability of the Advisors to identify those price trends correctly. Price trends are influenced by, among other things, changing supply and demand relationships, weather, governmental, agricultural, commercial and trade programs and policies, national and international political and economic events and changes in interest rates. To the extent that market trends exist and the Advisors are able to identify them, the Funds expect to increase capital through operations.
Interest income on 80% of the average daily equity maintained in cash in the Funds’ brokerage accounts at a 30-day U.S. Treasury bill rate determined by CGM.

Interest income from investment in the Funds for the three months ended March 31, 2011 increased by $1,943, as compared to the corresponding period in 2010. The increase in interest income is primarily due to higher U.S. Treasury bill rates during the three months ended March 31, 2011 as compared to the corresponding period in 2010. Interest earned by the Partnership will increase the net asset value of the Partnership. The amount of interest income earned by the Partnership depends on the average daily equity in the Partnership’s and the Funds’ accounts and upon interest rates over which neither the Partnership nor CGM has control.
Brokerage fees are calculated as a percentage of the Partnership’s adjusted net asset value as of the last day of each month and are affected by trading performance and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. Brokerage fees for the three months ended March 31, 2011 decreased by $18,206, as compared to the corresponding period in 2010. The decrease in brokerage fees is due to lower average net assets during the three months ended March 31, 2011 as compared to the corresponding period in 2010.
Management fees are calculated as a percentage of the Partnership’s adjusted net asset value as of the end of the month and are affected by trading performance and redemptions. Management fees for the three months ended March 31, 2011 decreased by $5,582, as compared to the corresponding period in 2010. The decrease in management fees is due to lower average net assets during the three months ended March 31, 2011 as compared to the corresponding period in 2010.
Incentive fees are based on the new trading profits generated by each Advisor at the end of the quarter as defined in the management agreements among the Partnership, the General Partner and each Advisor. There were no incentive fees earned for the three months ended March 31, 2011 and 2010. An Advisor will not be paid incentive fees until the Advisor recovers the net loss incurred by the Advisor and earns additional new trading profits for the Partnership.
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
Market movements result in frequent changes in the fair value of the Funds’ open positions and, consequently in their earnings and cash balances. The Funds’ market risks are influenced by a wide variety of factors, including the level and volatility of interest rates, exchange rates, equity price levels, the fair value of financial instruments and contracts, the diversification effects of the Funds’ open contracts and the liquidity of the market in which they trade.
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

Value at Risk tables represent a probabilistic assessment of the risk of loss in market risk sensitive instruments. The Partnership’s Advisors currently trade the Partnership’s assets indirectly in master fund managed accounts, over which they have been granted limited authority to make trading decisions. The first two trading Value at Risk tables reflect the market sensitive instruments held by the Partnership indirectly, through its investment in the Funds. The remaining trading Value at Risk tables reflect the market sensitive instruments indirectly held by each Fund separately. The following table indicates the trading Value at Risk associated with the Partnership’s open positions by market category as of March 31, 2011. As of March 31, 2011, the Partnership’s total capitalization was $28,682,199.

		% of Total
Market Sector	Value at Risk	Capitalization
Currencies	$1,008,139	3.51%
Energy	575,129	2.01%
Grains	117,474	0.41%
Indices	595,343	2.08%
Interest Rates U.S.	155,547	0.54%
Interest Rates Non-U.S.	365,260	1.27%
Livestock	3,045	0.01%
Metals	343,934	1.20%
Softs	111,504	0.39%

Total	$3,275,375	11.42%

     As of December 31, 2010, the Partnership’s total capitalization was $29,474,282.
December 31, 2010

		% of Total
Market Sector	Value at Risk	Capitalization
Currencies	$741,096	2.52%
Energy	462,864	1.57%
Grains	216,756	0.74%
Indices	566,667	1.92%
Interest Rates U.S.	36,424	0.12%
Interest Rates Non-U.S.	236,566	0.80%
Livestock	6,330	0.02%
Metals	270,783	0.92%
Softs	82,778	0.28%

Total	$2,620,264	8.89%

The following tables indicate the trading Value at Risk associated with the Partnership’s investments in the Funds by market category as of March 31, 2011 and December 31, 2010 and the highest, lowest and average value during the three months ended March 31, 2011 and during the twelve months ended December 31, 2010. All open position trading risk exposures of the Partnership have been included in calculating the figures set forth below. There have been no material changes in the trading Value at Risk information previously disclosed in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2010.
As of March 31, 2011, Winton Master’s total capitalization was $938,086,423, the Partnership owned approximately 0.7% of Winton Master. As of March 31, 2011, Winton Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Winton for trading) was as follows:
March 31, 2011

			Three months ended March 31, 2011
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*
Currencies	$9,794,825	1.04%	$15,140,134	$8,078,809	$10,435,543
Energy	4,245,784	0.45%	4,245,784	2,892,420	3,605,810
Grains	2,874,571	0.31%	4,371,245	2,837,661	3,353,776
Indices	13,132,023	1.40%	71,629,694	12,196,809	15,223,697
Interest Rates U.S.	635,935	0.07%	1,592,375	635,935	1,052,308
Interest Rates Non-U.S.	4,987,691	0.53%	6,560,642	3,725,576	6,008,676
Livestock	44,375	0.00%**	274,700	44,375	162,775
Metals	6,804,273	0.73%	7,869,347	6,413,729	7,090,013
Softs	1,220,236	0.13%	1,476,652	463,289	916,355

Total	$43,739,713	4.66%

*	Average of month-end Values at Risk.

**	Due to rounding

     As of December 31, 2010, Winton Master’s total capitalization was $883,719,871. The Partnership owned approximately 0.8% of Winton Master.
December 31, 2010

			Twelve months ended December 31, 2010
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*
Currencies	$8,969,665	1.01%	$13,529,797	$3,127,432	$9,858,603
Energy	3,277,769	0.37%	4,944,082	236,988	2,213,508
Grains	3,992,796	0.45%	4,064,389	556,164	2,285,359
Indices	15,987,691	1.81%	22,020,780	2,382,812	12,021,182
Interest Rates U.S.	1,387,025	0.16%	10,348,050	275,672	5,195,958
Interest Rates Non-U.S.	3,521,207	0.40%	13,490,861	1,949,046	7,347,287
Livestock	268,200	0.03%	437,350	158,080	263,226
Metals	6,416,979	0.73%	8,963,451	3,939,668	5,989,765
Softs	1,393,632	0.16%	2,071,953	538,916	1,029,710

Total	$45,214,964	5.12%

*	Annual average of month-end Values at Risk.
As of March 31, 2011, Willowbridge Master’s total capitalization was $168,614,835. The Partnership owned approximately 2.8% of Willowbridge Master. As of March 31, 2011, Willowbridge Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Willowbridge for trading) was as follows:
March 31, 2011

			Three months ended March 31, 2011
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*
Currencies	$3,114,825	1.85%	$3,114,825	$657,720	$1,874,919
Energy	3,518,500	2.09%	3,518,500	1,464,750	2,468,833
Grains	681,000	0.40%	2,109,250	226,500	1,002,500
Interest Rates U.S.	415,250	0.25%	1,011,711	302,400	361,238
Interest Rates Non-U.S.	1,685,948	1.00%	2,134,289	1,229,606	1,489,274
Metals	3,110,127	1.84%	3,587,000	1,760,207	2,736,952
Softs	2,629,700	1.56%	2,629,700	850,500	2,240,400

Total	$15,155,350	8.99%

*	Average of month-end Values at Risk.
          As of December 31, 2010, Willowbridge Master’s total capitalization was $216,298,633. The Partnership owned approximately 2.2% of Willowbridge Master.
December 31, 2010

			Twelve months ended December 31, 2010
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*

Currencies	$2,232,591	1.03%	$7,096,121	$940,854	3,547,819
Energy	2,742,900	1.27%	6,539,400	460,750	2,570,821
Grains	2,062,750	0.95%	3,762,750	207,200	1,238,276
Interest Rates U.S.	774,255	0.36%	3,269,700	243,600	1,143,161
Interest Rates Non-U.S.	1,908,692	0.88%	5,489,653	289,858	2,700,503
Livestock	112,000	0.05%	171,200	44,800	92,018
Metals	3,791,000	1.75%	5,643,396	710,500	2,729,785
Softs	2,024,400	0.94%	3,388,150	198,000	1,542,246

Total	$15,648,588	7.23%

*	Annual average of month-end Values at Risk.

As of March 31, 2011, Graham Master’s total capitalization was $158,206,830. The Partnership owned approximately 4.3% of Graham Master. As of March 31, 2011, Graham Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Graham for trading) was as follows:
March 31, 2011

			Three Months Ended March 31, 2011
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*
Currencies	$10,526,667	6.65%	$14,645,028	$5,042,022	$9,712,741
Energy	1,121,320	0.71%	1,221,130	430,473	715,112
Grains	478,650	0.30%	624,700	436,750	497,655
Indices	4,094,626	2.59%	11,180,261	3,276,704	6,785,775
Interest Rates U.S.	829,155	0.52%	1,205,145	545,675	851,529
Interest Rates Non-U.S.	2,782,686	1.76%	3,022,899	1,439,332	2,717,692
Livestock	63,600	0.04%	63,600	38,000	42,867
Metals	1,048,048	0.66%	1,637,443	616,825	1,030,163
Softs	375,073	0.24%	491,327	241,774	354,051

Total	$21,319,825	13.47%

*	Average of month-end Values at Risk.
          As of December 31, 2010, Graham Master’s total capitalization was $168,924,671. The Partnership owned approximately 4.3% of Graham Master.
December 31, 2010

			Twelve months ended December 31, 2010
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*
Currencies	$6,192,975	3.67%	$11,364,239	$996,231	$5,226,199
Energy	1,048,521	0.62%	1,989,347	236,269	1,000,222
Grains	448,450	0.26%	964,687	124,875	411,118
Indices	5,301,813	3.14%	13,726,706	1,137,775	5,507,221
Interest Rates U.S.	161,600	0.10%	2,021,410	68,806	1,014,515
Interest Rates Non-U.S.	1,209,918	0.72%	4,305,447	749,055	2,006,426
Livestock	40,000	0.02%	106,400	800	50,304
Metals	1,012,127	0.60%	1,771,142	494,357	993,963
Softs	258,565	0.15%	1,144,148	85,988	385,351

Total	$15,673,969	9.28%

*	Annual average of month-end Values at Risk.

As of March 31, 2011, Eckhardt Master’s total capitalization was $25,751,893. The Partnership owned approximately 32.6% of Eckhardt Master. As of March 31, 2011, Eckhardt Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Eckhardt for trading) was as follows:
March 31, 2011

			Three months ended March 31, 2011
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*
Currencies	$1,226,115	4.76%	$1,671,011	$400,509	$1,112,646
Energy	686,180	2.66%	736,750	191,724	657,310
Grains	177,000	0.69%	528,082	5,000	253,023
Interest Rates U.S.	318,450	1.24%	390,050	172,050	375,467
Interest Rates Non -U.S.	501,485	1.95%	501,485	101,934	296,287
Metals	503,540	1.95%	618,550	155,269	480,364
Softs	40,500	0.16%	124,357	29,700	89,178
Indices	1,004,141	3.90%	889,841	114,649	887,330

Total	$4,457,411	17.31%

*	Average of month-end Values at Risk.
          As of December 31, 2010, Eckhardt Master’s total capitalization was $23,686,325. The Partnership owned approximately 34.5% of Eckhardt Master.
December 31, 2010

			Twelve months ended December 31, 2010
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*
Currencies	$1,025,866	4.33%	$1,147,164	$9,175	$427,400
Energy	248,250	1.05%	580,400	10,875	238,534
Grains	348,259	1.47%	370,823	41,862	169,215
Indices	610,979	2.58%	3,147,442	19,055	430,625
Interest Rates U.S.	3,900	0.02%	887,750	3,900	351,889
Interest Rates Non -U.S.	331,533	1.40%	852,062	63,225	352,114
Metals	268,184	1.13%	365,762	26,255	198,271
Softs	46,300	0.19%	146,472	10,950	70,345

Total	$2,883,271	12.17%

*	Annual average of month-end Values at Risk.
As of March 31, 2011, SandRidge Master’s total capitalization was $378,195,781. The Partnership owned approximately 0.5% of SandRidge Master. As of March 31, 2011, SandRidge Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to SandRidge for trading) was as follows:
March 31, 2011

			Three months ended March 31, 2011
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*
Energy	$34,995,837	9.25%	$61,733,650	$31,352,944	$41,648,911

Total	$34,995,837	9.25%

*	Average of month-end Values at Risk.
          As of December 31, 2010, SandRidge Master’s total capitalization was $528,735,257. The Partnership owned approximately 0.4% of SandRidge Master.
December 31, 2010

			Twelve months ended December 31, 2010
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*
Energy	$61,391,255	11.61%	$85,692,107	$18,754,664	$56,852,448

Total	$61,391,255	11.61%

*	Annual average of month-end Values at Risk.

Item 4.  Controls and Procedures
The Partnership’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Partnership on the reports that it files or submits under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods expected in the SEC’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by the Partnership in the reports it files is accumulated and communicated to management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) of the General Partner, to allow for timely decisions regarding required disclosure and appropriate SEC filings.
Management is responsible for ensuring that there is an adequate and effective process for establishing, maintaining and evaluating disclosure controls and procedures for the Partnership’s external disclosures.
The General Partner’s CEO and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2011 and, based on that evaluation, the General Partner’s CEO and CFO have concluded that at that date the Partnership’s disclosure controls and procedures were effective.
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
There were no changes in the Partnership’s internal control over financial reporting process during the fiscal quarter ended March 31, 2011 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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
Mutual Funds
     Several issues in the mutual fund industry have come under the scrutiny of federal and state regulators. Citigroup has received subpoenas and other requests for information from various government regulators regarding market timing, financing, fees, sales practices and other mutual fund issues in connection with various investigations. Citigroup is cooperating with all such reviews. Additionally, CGM has entered into a settlement agreement with the SEC with respect to revenue sharing and sales of classes of funds.
     On May 31, 2005, Citigroup announced that Smith Barney Fund Management LLC and CGM completed a settlement with the SEC resolving an investigation by the SEC into matters relating to arrangements between certain Smith Barney mutual funds, an affiliated transfer agent and an unaffiliated sub-transfer agent. Under the terms of the settlement, Citigroup agreed to pay fines totaling $208.1 million. The settlement, in which Citigroup neither admitted nor denied any wrongdoing or liability, includes allegations of willful misconduct by Smith Barney Fund Management LLC and CGM in failing to disclose aspects of the transfer agent arrangements to certain mutual fund investors.
     In May 2007, CGM finalized its settlement agreement with the NYSE and the New Jersey Bureau of Securities on the matter related to its market-timing practices prior to September 2003.
FINRA Settlement
     On October 12, 2009, FINRA announced its acceptance of an Award Waiver and Consent (“AWC”) in which CGM, without admitting or denying the findings, consented to the entry of the AWC and a fine and censure of $600,000. The AWC includes findings that CGM failed to adequately supervise the activities of its equities trading desk in connection with swap and related hedge trades in U.S. and Italian equities that were designed to provide certain perceived tax advantages. CGM was charged with failing to provide for effective written procedures with respect to the implementation of the trades, failing to monitor Bloomberg messages and failing to properly report certain of the trades to the NASDAQ.
Auction Rate Securities
     On May 31, 2006, the SEC instituted and simultaneously settled proceedings against CGM and 14 other broker-dealers regarding practices in the auction rate securities market. The SEC alleged that the broker-dealers violated Section 17(a)(2) of the Securities Act of 1933, as amended. The broker-dealers, without admitting or denying liability, consented to the entry of an SEC cease-and-desist order providing for censures, undertakings and penalties. CGM paid a penalty of $1.5 million.
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
Subprime Mortgage-Related Actions
     The SEC, among other regulators, is investigating Citigroup’s subprime and other mortgage-related conduct and business activities, as well as other business activities affected by the credit crisis, including an ongoing inquiry into Citigroup’s structuring and sale of collateralized debt obligations. Citigroup is cooperating fully with the SEC’s inquiries.
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
Credit Crisis Related Matters
     Beginning in the fourth quarter of 2007, certain of Citigroup’s, and CGM’ regulators and other state and federal government agencies commenced formal and informal investigations and inquiries, and issued subpoenas and requested information, concerning Citigroup’s subprime mortgage-related conduct and business activities. Citigroup and certain of its affiliates, including CGM, are involved in discussions with certain of its regulators to resolve certain of these matters.
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

Item 1A.  Risk Factors.
There have been no material changes to the risk factors set forth under Part I, Item 1A. “Risk Factors” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010.
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.
The Partnership no longer offers Redeemable Units at the net asset value per Redeemable Unit as of the end of each month.
The following chart sets forth the purchases of Redeemable Units by the Partnership.

				(d) Maximum Number
				(or Approximate
			(c) Total Number of	Dollar Value) of
			Units	Units
	(a) Total	(b) Average Price	Purchased as Part	that May Yet Be
	Number of	Paid per	of Publicly Announced	Purchased Under the
Period	Units Purchased*	Unit**	Plans or Programs	Plans or Programs
January 1, 2011 — January 31, 2011	83.1959	$1,815.81	N/A	N/A
February 1, 2011 — February 28, 2011	111.4383	$1,860.66	N/A	N/A
March 1, 2011 — March 31, 2011	77.7645	$1,831.57	N/A	N/A
	272.3987	$1,838.66

*	Generally, limited partners are permitted to redeem their Redeemable Units as of the end of each month on three business days’ notice to the General Partner. Under certain circumstances, the General Partner can compel redemption although, to date, the General Partner has not exercised this right. Purchases of Redeemable Units by the Partnership reflected in the chart above were made in the ordinary course of the Partnership’s business in connection with effecting redemptions for limited partners.

**	Redemptions of Redeemable Units are effected as of the last day of each month at the net asset value per Redeemable Unit as of that day.
Item 3.  Defaults Upon Senior Securities — None
Item 4. [Removed and Reserved]
Item 5.  Other Information — None

Item 6.  Exhibits

3.1		Limited Partnership Agreement (filed as Exhibit 3.1 to the Registration Statement on Form S-1 filed on February 9, 1994 and incorporated herein by reference).

3.2	(a)	Certificate of Limited Partnership of the Partnership as filed in the office of the Secretary of State of the State of New York on October 13, 1993 (filed as Exhibit 3.2 to the Registration Statement on Form S-1 filed on February 9, 1994 and incorporated herein by reference).

	(b)	Certificate of Amendment of the Certificate of Limited Partnership of the Partnership as filed in the office of the Secretary of State of the State of New York, dated October 1, 1999 (filed as Exhibit 3.2(b) to the Form 10-Q filed on November 16, 2009 and incorporated herein by reference).

	(c)	Certificate of Amendment of the Certificate of Limited Partnership of the Partnership as filed in the office of the Secretary of State of the State of New York, dated May 21, 2003 (filed as Exhibit 3.2(c) to the Form 10-Q filed on November 16, 2009 and incorporated herein by reference).

	(d)	Certificate of Amendment of the Certificate of Limited Partnership of the Partnership as filed in the office of the Secretary of State of the State of New York, dated September 21, 2005 (filed as Exhibit 3.2(d) to the Form 10-Q filed on November 16, 2009 and incorporated herein by reference).

	(e)	Certificate of Amendment of the Certificate of Limited Partnership of the Partnership as filed in the office of the Secretary of State of the State of New York, dated September 19, 2008 (filed as Exhibit 3.2(e) to the Form 10-Q filed on November 16, 2009 and incorporated herein by reference).

	(f)	Certificate of Amendment of the Certificate of Limited Partnership of the Partnership as filed in the office of the Secretary of State of the State of New York, dated September 28, 2009 (filed as Exhibit 3.2(f) to the Form 8-K/A filed on April 14, 2010 and incorporated herein by reference).

	(g)	Certificate of Amendment of the Certificate of Limited Partnership of the Partnership as filed in the office of the Secretary of State of the State of New York, dated April 12, 2010 (filed as Exhibit 3.2(g) to the Form 8-K/A filed on April 14, 2010 and incorporated herein by reference).

	(h)	Certificate of Amendment of the Certificate of Limited Partnership of the Partnership as filed in the office of the Secretary of State of the State of New York, dated July 2, 2010 (filed as exhibit 3.1 to the Form 8-K filed on July 2, 2010 and incorporated herein by reference).

10.1		Customer Agreement between the Partnership and Smith Barney Shearson Inc. (filed as Exhibit 10.1 to the Registration Statement on Form S-1 filed on February 9, 1994 and incorporated herein by reference).

10.2		Escrow Instructions relating to escrow of subscription funds (filed as Exhibit 10.3 to the Registration Statement on Form S-1 filed on February 9, 1994 and incorporated herein by reference).

10.3	(a)	Management Agreement among the Partnership, the General Partner and Willowbridge (filed as an exhibit to the Form 10-K filed on March 29, 2000 and incorporated herein by reference).

	(b)	Letter extending Management Agreement with Willowbridge from June 30, 2010 to June 30, 2011 (filed as Exhibit 10.3(b) to the Form 10-K filed on March 31, 2011 and incorporated herein by reference).

10.4	(a)	Management Agreement among the Partnership, the General Partner and Winton (filed as an exhibit to the Form 10-K filed on March 27, 2002 and incorporated herein by reference).

	(b)	Letter extending Management Agreement with Winton from June 30, 2010 to June 30, 2011 (filed as Exhibit 10.4(b) to the Form 10-K filed on March 31, 2011 and incorporated herein by reference).

10.5	(a)	Management Agreement among the Partnership, the General Partner and Graham (filed as an exhibit to the Form 10-K filed on March 27, 2002 and incorporated herein by reference).

	(b)	Letter extending Management Agreement with Graham from June 30, 2010 to June 30, 2011 (filed as Exhibit 10.5(b) to the Form 10-K filed on March 31, 2011 and incorporated herein by reference).

10.6	(a)	Management Agreement among the Partnership, the General Partner and Eckhardt (filed as an exhibit to the Form 10-Q filed on August 14, 2008 and incorporated herein by reference).

	(b)	Letter extending Management Agreement with Eckhardt from June 30, 2010 to June 30, 2011 (filed as Exhibit 10.6(b) to the Form 10-K filed on March 31, 2011 and incorporated herein by reference).

10.7	(a)	Management Agreement among the Partnership, the General Partner and SandRidge (filed as Exhibit 10.1 to the Form 8-K filed on June 2, 2009 and incorporated herein by reference).

	(b)	Letter extending Management Agreement with SandRidge from June 30, 2010 to June 30, 2011 (filed as Exhibit 10.7(b) to the Form 10-K filed on March 31, 2011 and incorporated herein by reference).

10.8	Joinder Agreement among the Partnership, the General Partner, CGM and Morgan Stanley Smith Barney LLC (filed as Exhibit 10 to the Form 10-Q filed on August 14, 2009 and incorporated herein by reference).

31.1	Rule 13a-14(a)/15d-14(a) Certification (Certification of President and Director). (filed herein)

31.2	Rule 13a-14(a)/15d-14(a) Certification (Certification of Chief Financial Officer and Director). (filed herein)

32.1	Section 1350 Certification (Certification of President and Director). (filed herein)

32.2	Section 1350 Certification (Certification of Chief Financial Officer and Director). (filed herein)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
DIVERSIFIED MULTI-ADVISOR FUTURES FUND L.P.

By:	Ceres Managed Futures LLC

(General Partner)

By:	/s/ Walter Davis

Walter Davis
President and Director
Date: May 16, 2011

By:	/s/ Jennifer Magro

Jennifer Magro
Chief Financial Officer and Director
(Principal Accounting Officer)
Date: May 16, 2011