Form 10-Q
period 2011-06-30
DIVERSIFIED MULTI-ADVISOR FUTURES FUND L.P.
filed 2011-08-15
CIK 911503

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011
OR ( ) TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d)
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

Yes           No  X

As of July 31, 2011, 14,994.9722 Limited Partnership Redeemable Units were outstanding.

DIVERSIFIED MULTI-ADVISOR FUTURES FUND L.P.
FORM 10-Q
INDEX

		Page
		Number
PART I – Financial Information:
Item 1.	Financial Statements:
	Statements of Financial Condition at June 30, 2011 (unaudited) and December 31, 2010	3
	Schedules of Investments at June 30, 2011 (unaudited) and December 31, 2010	4 – 5
	Statements of Income and Expenses and Changes in Partners’ Capital for the three and six months ended June 30, 2011 and 2010 (unaudited)	6
	Notes to Financial Statements (unaudited)	7 – 17
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18 – 20
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	21 – 25
Item 4.	Controls and Procedures	26

PART II – Other Information		27 – 31
Exhibits
31.1 Certification
31.2 Certification
32.1 Certification
32.2 Certification
101.INS XBRL Instance Document.
101.SCH XBRL Taxonomy Extension Schema Document.
101.CAL XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB XBRL Taxonomy Extension Label Linkbase Document.
1010.PRE XBRL Taxonomy Extension Presentation Linkbase Document.
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I
Item 1. Financial Statements
Diversified Multi-Advisor Futures Fund L.P.
Statements of Financial Condition

	(Unaudited) June 30,	December 31,
	2011	2010
Assets:
Investment in Funds, at fair value	$27,342,932	$29,832,054
Cash	131,134	136,060

Total assets	$27,474,066	$29,968,114

Liabilities and Partners’ Capital:
Liabilities:
Accrued expenses:
Brokerage fees	$125,923	$137,353
Management fees	42,681	46,551
Incentive fees	0	14,797
Other	70,808	62,442
Redemptions payable	172,491	232,689

Total liabilities	411,903	493,832

Partners’ Capital:
General Partner, 177.7568 unit equivalents outstanding at June 30, 2011 and December 31, 2010	314,957	328,847
Limited Partners, 15,095.7330 and 15,754.4975 Redeemable Units outstanding at June 30, 2011 and December 31, 2010, respectively	26,747,206	29,145,435

Total partners’ capital	27,062,163	29,474,282

Total liabilities and partners’ capital	$27,474,066	$29,968,114

Net asset value per unit	$1,771.84	$1,849.98

See accompanying notes to financial statements.

Diversified Multi-Advisor Futures Fund L.P.
Schedule of Investments
June 30, 2011
(Unaudited)

		% of Partners’
	Fair Value	Capital

Investment in Funds
CMF Winton Master L.P.	$6,698,039	24.75%
CMF Willowbridge Argo Master Fund L.P.	4,167,905	15.40
CMF Graham Capital Master Fund L.P.	6,420,549	23.73
CMF Eckhardt Master L.P.	8,151,628	30.12
CMF SandRidge Master Fund L.P.	1,904,811	7.04

Total investment in Funds, at fair value	$27,342,932	101.04%

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

Diversified Multi-Advisor Futures Fund L.P.
Statements of Income and Expenses and Changes in Partners’ Capital
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Investment Income:
Interest income from investment in Funds	$1,055	$7,317	$6,682	$11,001

Expenses:
Brokerage fees including clearing fees	428,303	428,788	855,400	874,091
Management fees	136,431	136,553	273,441	279,145
Other	55,440	88,516	95,153	132,252

Total expenses	620,174	653,857	1,223,994	1,285,488

Net investment income (loss)	(619,119)	(646,540)	(1,217,312)	(1,274,487)

Trading Results:
Net gains (losses) on trading of commodity interests and investment in Funds:
Net realized gains (losses) on investments in Funds	475,696	688,103	1,535,287	(458,794)
Change in net unrealized gains (losses) gains on investment in Funds	(742,058)	(268,244)	(1,494,691)	64,961

Total trading results from investment in Funds	(266,362)	419,859	40,596	(393,833)

Net income (loss)	(885,481)	(226,681)	(1,176,716)	(1,668,320)
Redemptions-General Partner	0	0	0	(175,000)
Redemptions-Limited Partners	(734,555)	(947,455)	(1,235,403)	(2,656,418)

Net increase (decrease) in Partners’ Capital	(1,620,036)	(1,174,136)	(2,412,119)	(4,499,738)
Partners’ Capital, beginning of period	28,682,199	29,913,530	29,474,282	33,239,132

Partners’ Capital, end of period	$27,062,163	$28,739,394	$27,062,163	$28,739,394

Net asset value per unit (15,273.4898 and 16,685.3742 units outstanding at June 30, 2011 and 2010, respectively)	$1,771.84	$1,722.43	$1,771.84	$1,722.43

Net income (loss) per unit *	$(59.73)	$(13.54)	$(78.14)	$(90.74)

Weighted average units outstanding	15,490.6555	17,037.9165	15,665.1499	17,513.4555

*	Based on change in net asset value per unit.
See accompanying notes to financial statements.

Diversified Multi-Advisor Futures Fund L.P.
Notes to Financial Statements
June 30, 2011
(Unaudited)
1.	General:
Diversified Multi-Advisor Futures Fund L.P. (the “Partnership”) is a limited partnership organized under the partnership laws of the State of New York on August 13, 1993 to engage, directly or indirectly, in the speculative trading of a diversified portfolio of commodity interests including futures contracts, options, swaps and forward contracts. The sectors traded include currencies, energy, grains, indices, U.S. and non-U.S. interest rates, livestock, lumber, metals and softs. The commodity interests that are traded by the Funds, (as defined in Note 5 “Investment in Funds”), are volatile and involve a high degree of market risk. The Partnership commenced trading operations on January 12, 1994. The Partnership was authorized to sell up to 300,000 redeemable units of limited partnership interest (“Redeemable Units”) during its initial offering period. The Partnership no longer offers Redeemable Units for sale.
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
As of June 30, 2011, all trading decisions are made for the Partnership by Willowbridge Associates, Inc. (“Willowbridge”), Winton Capital Management Limited (“Winton”), Graham Capital Management, L.P. (“Graham”), Eckhardt Trading Company (“Eckhardt”) and SandRidge Capital L.P. (“SandRidge”) (each an “Advisor” and collectively, the “Advisors”), each of which is a registered commodity trading advisor. Each Advisor is allocated a portion of the Partnership’s assets to manage. The Partnership invests the portion of its assets allocated to each of the Advisors indirectly through investments in the Funds.
The General Partner and each limited partner share in the profits and losses of the Partnership in proportion to the amount of Partnership interest owned by each except that no limited partner shall be liable for obligations of the Partnership in excess of its capital contribution and profits, if any, net of distributions.
The accompanying financial statements and accompanying notes are unaudited but, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the Partnership’s financial condition at June 30, 2011 and December 31, 2010, and the results of its operations and changes in partners’ capital for the three and six months ended June 30, 2011 and 2010. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. You should read these financial statements together with the financial statements and notes included in the Partnership’s annual report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) for the year ended December 31, 2010.
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
June 30, 2011
(Unaudited)
Due to the nature of commodity trading, the results of operations for the interim periods presented should not be considered indicative of the results that may be expected for the entire year.
2. Financial Highlights:
Changes in the net asset value per unit for the three and six months ended June 30, 2011 and 2010 were as follows:

	Three-Months Ended		Six-Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Net realized and unrealized gains (losses)*	$(47.57)	$(0.75)	$(55.16)	$(67.80)
Interest income	0.07	0.43	0.42	0.64
Expenses**	(12.23)	(13.22)	(23.40)	(23.58)

Increase (decrease) for the period	(59.73)	(13.54)	(78.14)	(90.74)
Net asset value per unit, beginning of period	1,831.57	1,735.97	1,849.98	1,813.17

Net asset value per unit, end of period	$1,771.84	$1,722.43	$1,771.84	$1,722.43

* Includes brokerage fees.
** Excludes brokerage fees.
	Three-Months Ended		Six-Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Ratios to average net assets:***
Net investment income (loss) before incentive fees****	(8.7)%	(8.8)%	(8.5)%	(8.5)%

Operating expenses	8.7%	8.9%	8.5%	8.6%
Incentive fees	—%	—%	—%	—%

Total expenses	8.7%	8.9%	8.5%	8.6%

Total return:
Total return before incentive fees	(3.3)%	(0.8)%	(4.2)%	(5.0)%
Incentive fees	—%	—%	—%	—%

Total return after incentive fees	(3.3)%	(0.8)%	(4.2)%	(5.0)%

***	Annualized (other than incentive fees).

****	Interest income less total expenses.
The above ratios may vary for individual investors based on the timing of capital transactions during the period. Additionally, these ratios are calculated for the limited partner class using the limited partners’ share of income, expenses and average net assets.

Diversified Multi-Advisor Futures Fund L.P.
Notes to Financial Statements
June 30, 2011
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
The customer agreements between the Partnership/Funds and CGM gives the Partnership and the Funds the legal right to net unrealized gains and losses on open futures and exchange cleared swaps and open forward contracts. The Partnership and the Funds net, for financial reporting purposes, the unrealized gains and losses on open futures and exchange cleared swaps and on open forward contracts on the Statements of Financial Condition.
All of the commodity interests owned by the Funds are held for trading purposes.
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
GAAP also requires the need to use judgment in determining if a formerly active market has become inactive and in determining fair values when the market has become inactive. Management has concluded that based on available information in the marketplace, there has not been a significant decrease in the volume and level of activity in the Partnership’s and the Funds’ Level 2 assets.
The Partnership and the Funds will separately present purchases, sales, issuances and settlements in their reconciliation of Level 3 fair value measurements (i.e., to present such items on a gross basis rather than on a net basis), and make disclosures regarding the level of disaggregation and the inputs and valuation techniques used to measure fair value for measurements that fall within either Level 2 or Level 3 of the fair value hierarchy as required under GAAP.

Diversified Multi-Advisor Futures Fund L.P.
Notes to Financial Statements
June 30, 2011
(Unaudited)
The Funds consider prices for exchange-traded commodity futures, forwards and options contracts to be based on unadjusted quoted prices in active markets for identical assets (Level 1). The values of non-exchange-traded forwards, swaps and certain options contracts for which market quotations are not readily available are priced by broker-dealers who derive fair values for those assets from observable inputs (Level 2). Investments in funds (other commodity pools) where there are no other rights or obligations inherent within the ownership interest held by the Partnership are priced based on the end of the day net asset value (Level 2). The value of the Partnership’s investments in the Funds reflects its proportional interest in the Funds. As of and for the periods ended June 30, 2011 and December 31, 2010, the Funds did not hold any derivative instruments that are priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).

		Quoted Prices in
		Active Markets	Significant Other	Significant
		for Identical	Observable Inputs	Unobservable
	June 30, 2011	Assets (Level 1)	(Level 2)	Inputs (Level 3)
Assets
Investment in Funds	$27,342,932	$—	$27,342,932	$—

Net fair value	$27,342,932	$—	$27,342,932	$—

		Quoted Prices in
		Active Markets	Significant Other	Significant
		for Identical	Observable Inputs	Unobservable
	December 31, 2010	Assets (Level 1)	(Level 2)	Inputs (Level 3)
Assets
Investment in Funds	$29,832,054	$—	$29,832,054	$—

Net fair value	$29,832,054	$—	$29,832,054	$—

5.	Investment in Funds:
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
June 30, 2011
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
The General Partner is not aware of any material changes to the trading programs discussed above during the fiscal quarter ended June 30, 2011.
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
As of June 30, 2011, the Partnership owned approximately 0.8%, 5.8%, 4.0%, 32.6% and 0.6% of Winton Master, Willowbridge Master, Graham Master, Eckhardt Master and SandRidge Master, respectively. As of December 31, 2010 the Partnership owned approximately 0.8%, 2.2%, 4.3%, 34.5% and 0.4% of Winton Master, Willowbridge Master, Graham Master, Eckhardt Master and SandRidge Master, respectively. It is the Partnership’s intention to continue to invest in the Funds. The performance of the Partnership is directly affected by the performance of the Funds. Expenses to investors as a result of the investment in the Funds are approximately the same and redemption rights are not affected.

Diversified Multi-Advisor Futures Fund L.P.
Notes to Financial Statements
June 30, 2011
(Unaudited)
Summarized information reflecting the total assets, liabilities and capital for the Funds is shown in the following tables.

	June 30, 2011
	Total Assets	Total Liabilities	Total Capital
Winton Master	$839,242,715	$3,738,831	$835,503,884
Willowbridge Master	72,784,784	1,089,263	71,695,521
Graham Master	163,117,009	1,643,146	161,473,863
Eckhardt Master	25,163,091	125,459	25,037,632
SandRidge Master	334,456,876	16,413,705	318,043,171

Total	$1,434,764,475	$23,010,404	$1,411,754,071

	December 31, 2010
	Total Assets	Total Liabilities	Total Capital
Winton Master	$883,842,483	$122,612	$883,719,871
Willowbridge Master	216,360,362	61,729	216,298,633
Graham Master	168,973,503	48,832	168,924,671
Eckhardt Master	23,748,773	62,448	23,686,325
SandRidge Master	581,631,311	52,896,054	528,735,257

Total	$1,874,556,432	$53,191,675	$1,821,364,757

Summarized information reflecting the net investment income (loss), total trading results and net income (loss) for the Funds is shown in the following tables.

	For the three months ended June 30, 2011
	Net Investment	Total trading	Net Income
	Income (loss)	results	(Loss)

Winton Master	$(103,633)	$(11,692,933)	$(11,796,566)
Willowbridge Master	(44,827)	8,404,000	8,359,173
Graham Master	(236,860)	(7,784,946)	(8,021,806)
Eckhardt Master	(62,034)	(98,570)	(160,604)
SandRidge Master	(180,388)	15,086,153	14,905,765

Total	$(627,742)	$3,913,704	$3,285,962

	For the six months ended June 30, 2011
	Net Investment	Total trading	Net Income
	Income (loss)	results	(Loss)
Winton Master	$(57,348)	$10,541,599	$10,484,251
Willowbridge Master	(70,386)	15,278,935	15,208,549
Graham Master	(383,116)	(8,855,666)	(9,238,782)
Eckhardt Master	(116,690)	(372,287)	(488,977)
SandRidge Master	(430,493)	30,129,226	29,698,733

Total	$(1,058,033)	$46,721,807	$45,663,774

	For the three months ended June 30, 2010
	Net Investment	Total trading	Net Income
	Income (loss)	results	(Loss)
Winton Master	$(13,583)	$22,166,459	$22,152,876
Willowbridge Master	(51,064)	(13,357,029)	(13,408,093)
Graham Master	(136,035)	957,704	821,669
Eckhardt Master	(40,138)	2,073,976	2,033,838
SandRidge Master	(388,928)	(68,950,382)	(69,339,310)

Total	$(629,748)	$(57,109,272)	$(57,739,020)

	For the six months ended June 30, 2010
	Net Investment	Total trading	Net Income
	Income (loss)	results	(Loss)
Winton Master	$(110,017)	$54,470,081	$54,360,064
Willowbridge Master	(118,663)	(33,883,661)	(34,002,324)
Graham Master	(235,351)	(2,985,482)	(3,220,833)
Eckhardt Master	(76,923)	654,613	577,690
SandRidge Master	(650,172)	(84,183,590)	(84,833,762)

Total	$(1,191,126)	$(65,928,039)	$(67,119,165)

Summarized information reflecting the Partnership’s investment in, and the operations of the Funds is shown in the following tables.

	June 30, 2011		For the three months ended June 30, 2011
	% of					Net
	Partnership’s	Fair	Income	Expenses		Income	Investment	Redemptions
Investment	Net Assets	Value	(Loss)	Commissions	Other	(Loss)	Objective	Permitted
Winton Master	24.75%	$6,698,039	$(100,970)	$960	$135	$(102,065)	Commodity Portfolio	Monthly
Willowbridge Master	15.40%	4,167,905	45,320	1,299	563	43,458	Commodity Portfolio	Monthly
Graham Master	23.73%	6,420,549	(272,718)	9,112	573	(282,403)	Commodity Portfolio	Monthly
Eckhardt Master	30.12%	8,151,628	(31,797)	14,530	5,985	(52,312)	Commodity Portfolio	Monthly
SandRidge Master	7.04%	1,904,811	94,858	669	483	93,706	Energy Portfolio	Monthly

Total		$27,342,932	$(265,307)	$26,570	$7,739	$(299,616)

	June 30, 2011		For the six months ended June 30, 2011
	% of					Net
	Partnership’s	Fair	Income	Expenses		Income	Investment	Redemptions
Investment	Net Assets	Value	(Loss)	Commissions	Other	(Loss)	Objective	Permitted
Winton Master	24.75%	$6,698,039	$70,432	$1,921	$366	$68,145	Commodity Portfolio	Monthly
Willowbridge Master	15.40%	4,167,905	240,831	2,310	1,306	237,215	Commodity Portfolio	Monthly
Graham Master	23.73%	6,420,549	(314,562)	15,792	1,544	(331,898)	Commodity Portfolio	Monthly
Eckhardt Master	30.12%	8,151,628	(130,394)	28,397	11,732	(170,523)	Commodity Portfolio	Monthly
SandRidge Master	7.04%	1,904,811	180,971	1,907	900	178,164	Energy Portfolio	Monthly

Total		$27,342,932	$47,278	$50,327	$15,848	$(18,897)

	December 31, 2010		For the three months ended June 30, 2010
	% of					Net
	Partnership’s	Fair	Income	Expenses		Income	Investment	Redemptions
Investment	Net Assets	Value	(Loss)	Brokerage Fees	Other	(Loss)	Objective	Permitted

Winton Master	25.02%	$7,374,266	$278,074	$2,312	$447	$275,315	Commodity Portfolio	Monthly
Willowbridge Master	16.45%	4,848,305	(280,508)	2,028	454	(282,990)	Commodity Portfolio	Monthly
Graham Master	24.71%	7,284,623	48,655	5,712	2,641	40,302	Commodity Portfolio	Monthly
Eckhardt Master	27.75%	8,178,642	626,768	7,867	5,418	613,483	Commodity Portfolio	Monthly
SandRidge Master	7.28%	2,146,218	(245,813)	1,757	330	(247,900)	Energy Portfolio	Monthly

Total		$29,832,054	$427,176	$19,676	$9,290	$398,210

	December 31, 2010		For the six months ended June 30, 2010
	% of					Net
	Partnership’s	Fair	Income	Expenses		Income	Investment	Redemptions
Investment	Net Assets	Value	(Loss)	Brokerage Fees	Other	(Loss)	Objective	Permitted

Winton Master	25.02%	$7,374,266	$729,753	$4,854	$710	$724,189	Commodity Portfolio	Monthly
Willowbridge Master	16.45%	4,848,305	(783,187)	3,943	908	(788,038)	Commodity Portfolio	Monthly
Graham Master	24.71%	7,284,623	(210,527)	10,788	3,462	(224,777)	Commodity Portfolio	Monthly
Eckhardt Master	27.75%	8,178,642	183,889	14,336	10,830	158,723	Commodity Portfolio	Monthly
SandRidge Master	7.28%	2,146,218	(302,760)	2,829	619	(306,208)	Energy Portfolio	Monthly

Total		$29,832,054	$(382,832)	$36,750	$16,529	$(436,111)

Diversified Multi-Advisor Futures Fund L.P.
Notes to Financial Statements
June 30, 2011
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
The risk to the limited partners that have purchased interests in the Partnership is limited to the amount of their capital contributions to the Partnership and their share of the Partnership’s assets and undistributed profits. This limited liability is a result of the organization of the Partnership as a limited partnership under applicable law.
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
As both a buyer and seller of options, the Funds pay or receive a premium at the outset and then bear the risk of unfavorable changes in the price of the contract underlying the option. Written options expose the Funds to potentially unlimited liability; for purchased options, the risk of loss is limited to the premiums paid. Certain written put options permit cash settlement and do not require the option holder to own the reference asset. The Funds do not consider these contracts to be guarantees.
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
June 30, 2011
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
The Partnership and the Funds will separately present purchases, sales, issuances and settlements in their reconciliation of Level 3 fair value measurements (i.e., to present such items on a gross basis rather than on a net basis), and make disclosures regarding the level of disaggregation and the inputs and valuation techniques used to measure fair value for measurements that fall within either Level 2 or Level 3 of the fair value hierarchy as required by GAAP.
The Partnership and the Funds consider prices for exchange-traded commodity futures, forwards and options contracts to be based on unadjusted quoted prices in active markets for identical assets (Level 1). The values of non-exchange-traded forwards, swaps and certain options contracts for which market quotations are not readily available are priced by broker-dealers who derive fair values for those assets from observable inputs (Level 2). Investments in funds (other commodity pools) where there are no other rights or obligations inherent within the ownership interest held by the Partnership are priced based on the end of the day net asset value (Level 2). The value of the Partnership’s investments in the Funds reflects its proportional interest in the Funds. As of and for the periods ended June 30, 2011 and December 31, 2010, the Partnership and the Funds did not hold any derivative instruments that are priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).
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
June 30, 2011
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
June 30, 2011
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
Subsequent Events. The General Partner of the Partnership evaluates events that occur after the balance sheet date but before financial statements are filed. The General Partner has assessed the subsequent events through the date of filing and determined that there were no subsequent events requiring adjustment of or disclosure in the financial statements.
Recent Accounting Pronouncements. In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards” (“IFRS”). The amendments within this ASU change the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements to eliminate unnecessary wording differences between U.S. GAAP and IFRS. However, some of the amendments clarify the FASB’s intent about the application of existing fair value measurement requirements and other amendments change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. The ASU is effective for annual and interim periods beginning after December 15, 2011 for public entities. This new guidance is not expected to have a material impact on the Partnership’s financial statements.
Net Income (Loss) per Unit. Net income (loss) per unit is calculated in accordance with investment company guidance. See Note 2, “ Financial Highlights”.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Liquidity and Capital Resources
The Partnership does not engage in sales of goods or services. Its only assets are its investments in the Funds and cash. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership, through its investments in the Funds. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred during the second quarter of 2011.
The Partnership’s capital consists of the capital contributions of the partners, as increased or decreased by net gains or losses on trading and by expenses, interest income, redemptions of Redeemable Units and distributions of profits, if any.
For the six months ended June 30, 2011, Partnership capital decreased 8.2% from $29,474,282 to $27,062,163. This decrease was attributable to a net loss from operations of $1,176,716 coupled with the redemptions of 658.7645 Redeemable Units totaling $1,235,403. Future redemptions could impact the amount of funds available for investment in the Funds in subsequent periods.
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
The Partnership records all investments at fair value in its financial statements, with changes in fair value reported as a component of net realized gains (losses) and change in net unrealized gains (losses) in the Statements of Income and Expenses and Changes in Partners’ Capital.

Results of Operations
During the Partnership’s second quarter of 2011, the net asset value per unit decreased 3.3% from $1,831.57 to $1,771.84 as compared to a decrease of 0.8% in the second quarter of 2010. The Partnership experienced a net trading loss, through its investments in the Funds, before brokerage fees and related fees in the second quarter of 2011 of $266,362. Losses were primarily attributable to the trading by the Funds of commodity futures in energy, grains, livestock, metals, and indices and were partially offset by gains in currencies, U.S. and Non-U.S. interest rates and softs. The Partnership experienced a net trading gain, through its investments in the Funds before brokerage fees and related fees in the second quarter of 2010 of $419,859. Gains were primarily attributable to the trading by the Funds of commodity futures in currencies and U.S. and non-U.S. interest rates and were partially offset by losses in energy, grains, livestock, metals, softs and indices.
The most significant losses were incurred within the energy sector, primarily during May and June, due to long futures positions in crude oil and its related products as prices moved lower amid concern energy demand may weaken. Within the global stock index sector, losses were recorded primarily during May and June, from long positions in Pacific Rim, European, and U.S. equity index futures as prices declined on worse-than-expected economic reports and mounting worries over the European debt crisis. Within the agricultural complex, losses were recorded primarily during June from long positions in soybean futures as prices fell on speculation that warm weather would aid U.S. crops. Meanwhile, long positions in corn futures also incurred losses in June as prices declined sharply after the U.S. Department of Agriculture revealed larger-than-expected plantings. Losses were also experienced within the metals markets, primarily during May, due to long positions in silver futures as prices fell sharply from a 31-year high. Further losses were experienced in June due to long positions in aluminum futures as prices fell amid a slowing global economy and a rising U.S. dollar. A portion of the Partnership’s losses during the quarter was offset by gains achieved within the global interest rate sector, primarily during May, from long positions in U.S. fixed-income futures as prices increased following reports that showed the U.S. economy grew less than forecast and U.S. jobless claims unexpectedly rose. Gains were also experienced within the currency markets, primarily during April, from long positions in the Swiss franc and Australian dollar versus the U.S. dollar as the value of these currencies rose against the U.S. dollar after better-than-expected corporate earnings reports and signs of global growth spurred demand for higher-yielding currencies.
During the Partnership’s six months ended June 30, 2011, the net asset value per unit decreased 4.2% from $1,849.98 to $1,771.84 as compared to a decrease of 5.0% during the six months ended June 30, 2010. The Partnership experienced a net trading gain before brokerage fees and related fees for the six months ended June 30, 2011 of $40,596. Gains were primarily attributable to the trading by the Funds of commodity futures in energy, U.S. interest rates, metals and softs and were partially offset by losses in currencies, grains, non-U.S. interest rates, livestock and indices. The Partnership experienced a net trading loss, through its investment in the Funds, before brokerage fees and related fees for the six months ended June 30, 2010 of $393,833. Losses were primarily attributable to the trading by the Funds of commodity futures in energy, grains, metals, softs and indices and were partially offset by gains in currencies, U.S. and non-U.S. interest rates and livestock.
The most significant losses were incurred in the global stock index sector, primarily during May and June, from long positions in European and Pacific Rim equity index futures as prices declined on worse-than-expected economic reports and mounting worries over the European debt crisis. Additional losses were experienced in this sector during March from long positions in European equity index futures as prices moved lower. Within the currency sector, losses were experienced primarily during May due to long positions in the Australian dollar and Canadian dollar versus the U.S. dollar as the value of these “commodity currencies” fell in tandem with declining commodity prices. Further losses were experienced in May due to long positions in the British pound, Japanese yen, and euro versus the U.S. dollar as the value of these currencies moved lower against the U.S. dollar after Standard & Poor’s downgraded Greece’s credit rating, prompting concern that the European sovereign debt crisis may escalate. Within the agricultural complex, losses were recorded primarily during June, from long positions in soybean futures as prices fell on speculation that warm weather would aid U.S. crops. Meanwhile, long positions in corn futures also incurred losses in June as prices declined sharply after the U.S. Department of Agriculture revealed larger-than-expected plantings. A portion of the Partnership’s losses for the first six months of the year was offset by gains achieved within the global interest rate sector, primarily during May, from long positions in U.S. fixed-income futures as prices increased following reports that showed the U.S. economy grew less than forecast and U.S. jobless claims unexpectedly rose. Gains were also experienced within the energy sector, primarily during February, March, and April from long futures positions in crude oil and its related products as prices rose after political tension in Egypt and Libya stoked worries that protests may spread to crude-producing parts of the Middle East. Gains were also experienced within the metals sector, primarily during April, from long futures positions in silver and gold as silver futures prices advanced to a 31-year high and gold futures prices reached an all-time high.
Commodity futures markets are highly volatile. Broad and rapid price fluctuations and rapid inflation increases the risks involved in commodity trading, but also increases the possibility of profit. The profitability of the Funds depends on the existence of major price trends and the ability of the Advisors to identify those price trends correctly. Price trends are influenced by, among other things, changing supply and demand relationships, weather, governmental, agricultural, commercial and trade programs and policies, national and international political and economic events, and changes in interest rates. To the extent that market trends exist and the Advisors are able to identify them, the Funds expect to increase capital through operations.

Interest income on 80% of the average daily equity maintained in cash in the Funds’ brokerage accounts at a 30-day U.S. Treasury bill rate determined by CGM. Interest income from investment in the Funds for the three and six months ended June 30, 2011 decreased by $6,262 and $4,319, respectively as compared to the corresponding periods in 2010. The decrease in interest income is primarily due to lower U.S. Treasury bill rates during the three and six months ended June 30, 2011 as compared to the corresponding periods in 2010. Interest earned by the Partnership will increase the net asset value of the Partnership. The amount of interest income earned by the Partnership depends on the average daily equity in the Partnership’s and the Funds’ accounts and upon interest rates over which neither the Partnership nor CGM has control.
Brokerage fees are calculated as a percentage of the Partnership’s adjusted net asset value as of the last day of each month and are affected by trading performance and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. Brokerage fees for the three and six months ended June 30, 2011 decreased by $485 and $18,691, respectively, as compared to the corresponding periods in 2010. The decrease in brokerage fees is due to lower average net assets during the three and six months ended June 30, 2011 as compared to the corresponding periods in 2010.
Management fees are calculated as a percentage of the Partnership’s adjusted net asset value as of the end of the month and are affected by trading performance and redemptions. Management fees for the three and six months ended June 30, 2011 decreased by $122 and $5,704, respectively as compared to the corresponding periods in 2010. The decrease in management fees is due to lower average net assets during the three and six months ended June 30, 2011 as compared to the corresponding periods in 2010.
Incentive fees are based on the new trading profits generated by each Advisor at the end of the quarter as defined in the management agreements among the Partnership, the General Partner and each Advisor. There were no incentive fees earned for the three and six months ended June 30, 2011 and 2010. An Advisor will not be paid incentive fees until the Advisor recovers the net loss incurred by the Advisor and earns additional new trading profits for the Partnership.
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
The risk to the limited partners that have purchased interests in the Partnership is limited to the amount of their capital contributions to the Partnership and their share of the Partnership’s assets and undistributed profits. This limited liability is a result of the organization of the Partnership as a limited partnership under applicable law.
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

Value at Risk tables represent a probabilistic assessment of the risk of loss in market risk sensitive instruments. The Partnership’s Advisors currently trade the Partnership’s assets indirectly in master fund managed accounts, over which they have been granted limited authority to make trading decisions. The first two trading Value at Risk tables reflect the market sensitive instruments held by the Partnership indirectly, through its investment in the Funds. The remaining trading Value at Risk tables reflect the market sensitive instruments indirectly held by each Fund separately. The following table indicates the trading Value at Risk associated with the Partnership’s open positions by market category as of June 30, 2011. As of June 30, 2011, the Partnership’s total capitalization was $27,062,163.

		% of Total
Market Sector	Value at Risk	Capitalization
Currencies	$1,233,948	4.56%
Energy	206,463	0.76%
Grains	77,498	0.29%
Indices	463,828	1.71%
Interest Rates U.S.	130,793	0.48%
Interest Rates Non-U.S.	358,279	1.32%
Livestock	4,515	0.02%
Metals	224,116	0.83%
Softs	72,565	0.27%

Total	$2,772,005	10.24%

     As of December 31, 2010, the Partnership’s total capitalization was $29,474,282.
December 31, 2010

		% of Total
Market Sector	Value at Risk	Capitalization
Currencies	$741,096	2.52%
Energy	462,864	1.57%
Grains	216,756	0.74%
Indices	566,667	1.92%
Interest Rates U.S.	36,424	0.12%
Interest Rates Non-U.S.	236,566	0.80%
Livestock	6,330	0.02%
Metals	270,783	0.92%
Softs	82,778	0.28%

Total	$2,620,264	8.89%

The following tables indicate the trading Value at Risk associated with the Partnership’s investments in the Funds by market category as of June 30, 2011 and December 31, 2010 and the highest, lowest and average value during the three months ended June 30, 2011 and during the twelve months ended December 31, 2010. All open position trading risk exposures of the Partnership have been included in calculating the figures set forth below. There have been no material changes in the trading Value at Risk information previously disclosed in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2010.
As of June 30, 2011, Winton Master’s total capitalization was $835,503,884, the Partnership owned approximately 0.8% of Winton Master. As of June 30, 2011, Winton Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Winton for trading) was as follows:
June 30, 2011

			Three months ended June 30, 2011
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*
Currencies	$17,884,383	2.14%	$18,064,632	$9,728,469	$12,891,577
Energy	2,064,453	0.25%	4,524,046	2,021,975	3,418,682
Grains	1,801,281	0.21%	2,972,716	1,801,281	2,487,708
Indices	9,886,505	1.18%	15,338,993	8,657,696	12,190,872
Interest Rates U.S.	6,770,600	0.81%	8,976,950	2,472,700	5,655,283
Interest Rates Non-U.S.	11,289,812	1.35%	11,519,611	1,680,246	6,020,488
Livestock	234,400	0.03%	340,400	42,650	242,067
Metals	5,477,650	0.66%	6,615,109	5,009,664	5,661,383
Softs	1,664,712	0.20%	1,664,712	329,218	1,107,992

Total	$57,073,796	6.83%

*	Average of month-end Values at Risk.

**	Due to rounding.

     As of December 31, 2010, Winton Master’s total capitalization was $883,719,871. The Partnership owned approximately 0.8% of Winton Master.
December 31, 2010

			Twelve months ended December 31, 2010
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*
Currencies	$8,969,665	1.01%	$13,529,797	$3,127,432	$9,858,603
Energy	3,277,769	0.37%	4,944,082	236,988	2,213,508
Grains	3,992,796	0.45%	4,064,389	556,164	2,285,359
Indices	15,987,691	1.81%	22,020,780	2,382,812	12,021,182
Interest Rates U.S.	1,387,025	0.16%	10,348,050	275,672	5,195,958
Interest Rates Non-U.S.	3,521,207	0.40%	13,490,861	1,949,046	7,347,287
Livestock	268,200	0.03%	437,350	158,080	263,226
Metals	6,416,979	0.73%	8,963,451	3,939,668	5,989,765
Softs	1,393,632	0.16%	2,071,953	538,916	1,029,710

Total	$45,214,964	5.12%

*	Annual average of month-end Values at Risk.
As of June 30, 2011, Willowbridge Master’s total capitalization was $71,695,521. The Partnership owned approximately 5.8% of Willowbridge Master. As of June 30, 2011, Willowbridge Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Willowbridge for trading) was as follows:
June 30, 2011

			Three months ended June 30, 2011
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*
Currencies	$722,070	1.01%	$2,879,258	$509,592	$967,661
Energy	1,023,000	1.43%	4,681,000	181,500	1,754,417
Grains	726,000	1.01%	1,031,250	66,000	653,875
Interest Rates U.S.	316,800	0.44%	1,654,100	316,800	494,667
Interest Rates Non-U.S.	819,328	1.14%	2,784,138	687,641	918,156
Metals	868,725	1.21%	4,137,702	280,500	1,432,907
Softs	336,600	0.47%	3,503,200	242,550	931,350

Total	$4,812,523	6.71%

*	Average of month-end Values at Risk.
          As of December 31, 2010, Willowbridge Master’s total capitalization was $216,298,633. The Partnership owned approximately 2.2% of Willowbridge Master.
December 31, 2010

			Twelve months ended December 31, 2010
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*

Currencies	$2,232,591	1.03%	$7,096,121	$940,854	3,547,819
Energy	2,742,900	1.27%	6,539,400	460,750	2,570,821
Grains	2,062,750	0.95%	3,762,750	207,200	1,238,276
Interest Rates U.S.	774,255	0.36%	3,269,700	243,600	1,143,161
Interest Rates Non-U.S.	1,908,692	0.88%	5,489,653	289,858	2,700,503
Livestock	112,000	0.05%	171,200	44,800	92,018
Metals	3,791,000	1.75%	5,643,396	710,500	2,729,785
Softs	2,024,400	0.94%	3,388,150	198,000	1,542,246

Total	$15,648,588	7.23%

*	Annual average of month-end Values at Risk.

As of June 30, 2011, Graham Master’s total capitalization was $161,473,863. The Partnership owned approximately 4.0% of Graham Master. As of June 30, 2011, Graham Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Graham for trading) was as follows:
June 30, 2011

			Three Months Ended June 30, 2011
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*
Currencies	$13,555,324	8.40%	$13,555,324	$8,726,569	$11,581,843
Energy	1,054,172	0.65%	1,790,886	646,679	1,209,214
Grains	392,062	0.24%	561,012	325,891	400,296
Indices	2,488,837	1.54%	8,218,707	1,625,857	3,260,028
Interest Rates U.S.	968,150	0.60%	4,564,925	968,150	2,351,225
Interest Rates Non-U.S.	1,987,740	1.23%	2,505,732	795,437	1,561,437
Livestock	66,000	0.04%	88,800	6,000	40,800
Metals	1,263,511	0.78%	1,753,698	740,183	1,078,290
Softs	332,954	0.21%	508,137	247,550	337,506

Total	$22,108,750	13.69%

*	Average of month-end Values at Risk.
          As of December 31, 2010, Graham Master’s total capitalization was $168,924,671. The Partnership owned approximately 4.3% of Graham Master.
December 31, 2010

			Twelve months ended December 31, 2010
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*
Currencies	$6,192,975	3.67%	$11,364,239	$996,231	$5,226,199
Energy	1,048,521	0.62%	1,989,347	236,269	1,000,222
Grains	448,450	0.26%	964,687	124,875	411,118
Indices	5,301,813	3.14%	13,726,706	1,137,775	5,507,221
Interest Rates U.S.	161,600	0.10%	2,021,410	68,806	1,014,515
Interest Rates Non-U.S.	1,209,918	0.72%	4,305,447	749,055	2,006,426
Livestock	40,000	0.02%	106,400	800	50,304
Metals	1,012,127	0.60%	1,771,142	494,357	993,963
Softs	258,565	0.15%	1,144,148	85,988	385,351

Total	$15,673,969	9.28%

*	Annual average of month-end Values at Risk.

As of June 30, 2011, Eckhardt Master’s total capitalization was $25,037,632. The Partnership owned approximately 32.6% of Eckhardt Master. As of June 30, 2011, Eckhardt Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Eckhardt for trading) was as follows:
June 30, 2011

			Three months ended June 30, 2011
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*
Currencies	$1,554,541	6.21%	$1,678,029	$421,164	$1,318,042
Energy	9,000	0.04%	886,666	9,000	295,257
Grains	16,250	0.07%	353,000	16,250	148,500
Interest Rates U.S.	59,900	0.24%	1,698,650	59,900	625,667
Interest Rates Non -U.S.	432,300	1.73%	810,839	330,312	471,232
Metals	243,462	0.97%	486,126	97,609	322,180
Softs	81,000	0.32%	98,480	19,800	53,500
Indices	874,793	3.49%	1,132,389	202,007	814,340

Total	$3,271,246	13.07%

*	Average of month-end Values at Risk.
          As of December 31, 2010, Eckhardt Master’s total capitalization was $23,686,325. The Partnership owned approximately 34.5% of Eckhardt Master.
December 31, 2010

			Twelve months ended December 31, 2010
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*
Currencies	$1,025,866	4.33%	$1,147,164	$9,175	$427,400
Energy	248,250	1.05%	580,400	10,875	238,534
Grains	348,259	1.47%	370,823	41,862	169,215
Indices	610,979	2.58%	3,147,442	19,055	430,625
Interest Rates U.S.	3,900	0.02%	887,750	3,900	351,889
Interest Rates Non -U.S.	331,533	1.40%	852,062	63,225	352,114
Metals	268,184	1.13%	365,762	26,255	198,271
Softs	46,300	0.19%	146,472	10,950	70,345

Total	$2,883,271	12.17%

*	Annual average of month-end Values at Risk.
As of June 30, 2011, SandRidge Master’s total capitalization was $318,043,171. The Partnership owned approximately 0.6% of SandRidge Master. As of June 30, 2011, SandRidge Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to SandRidge for trading) was as follows:
June 30, 2011

			Three months ended June 30, 2011
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*
Energy	$14,252,103	4.48%	$36,257,390	$14,252,103	$26,359,282

Total	$14,252,103	4.48%

*	Average of month-end Values at Risk.
          As of December 31, 2010, SandRidge Master’s total capitalization was $528,735,257. The Partnership owned approximately 0.4% of SandRidge Master.
December 31, 2010

			Twelve months ended December 31, 2010
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*
Energy	$61,391,255	11.61%	$85,692,107	$18,754,664	$56,852,448

Total	$61,391,255	11.61%

*	Annual average of month-end Values at Risk.

Item 4.  Controls and Procedures
The Partnership’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Partnership on the reports that it files or submits under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods expected in the SEC’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by the Partnership in the reports it files is accumulated and communicated to management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) of the General Partner, to allow for timely decisions regarding required disclosure and appropriate SEC filings.
The General Partner is responsible for ensuring that there is an adequate and effective process for establishing, maintaining and evaluating disclosure controls and procedures for the Partnership’s external disclosures.
The General Partner’s CEO and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2011 and, based on that evaluation, the General Partner’s CEO and CFO have concluded that, at that date, the Partnership’s disclosure controls and procedures were effective.
The Partnership’s internal control over financial reporting is a process under the supervision of the General Partner’s CEO and CFO to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP. These controls include policies and procedures that:
•	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Partnership;
•	provide reasonable assurance that (i) transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP and (ii) the Partnership’s receipts are handled and expenditures are made only pursuant to authorizations of the General Partner; and
•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Partnership’s assets that could have a material effect on the financial statements.
There were no changes in the Partnership’s internal control over financial reporting process during the fiscal quarter ended June 30, 2011 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II.  OTHER INFORMATION
Item 1. Legal Proceedings
     There are no material changes to the discussion set forth under Part I, Item 3, “Legal Proceedings” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010, as updated by the Partnership’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011.

Item 1A.  Risk Factors.
There have been no material changes to the risk factors set forth under Part I, Item 1A. “Risk Factors” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010 and under Part II, Item 1A. “Risk Factors” in the Partnership’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011.
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.
The Partnership no longer offers Redeemable Units at the net asset value per Redeemable Unit as of the end of each month.
The following chart sets forth the purchases of Redeemable Units by the Partnership.

				(d) Maximum Number
				(or Approximate
			(c) Total Number of	Dollar Value) of
			Units	Units
	(a) Total	(b) Average Price	Purchased as Part	that May Yet Be
	Number of	Paid per	of Publicly Announced	Purchased Under the
Period	Units Purchased*	Unit**	Plans or Programs	Plans or Programs
April 1, 2011 — April 30, 2011	218.5859	$1,975.92	N/A	N/A
May 1, 2011 — May 31, 2011	70.4286	$1,848.06	N/A	N/A
June 1, 2011 — June 30, 2011	97.3513	$1,771.84	N/A	N/A
	386.3658	$1,901.19

*	Generally, limited partners are permitted to redeem their Redeemable Units as of the end of each month on three business days’ notice to the General Partner. Under certain circumstances, the General Partner can compel redemption although, to date, the General Partner has not exercised this right. Purchases of Redeemable Units by the Partnership reflected in the chart above were made in the ordinary course of the Partnership’s business in connection with effecting redemptions for limited partners.

**	Redemptions of Redeemable Units are effected as of the last day of each month at the net asset value per Redeemable Unit as of that day.
Item 3.  Defaults Upon Senior Securities — None
Item 4. [Removed and Reserved]
Item 5.  Other Information — None

Item 6.  Exhibits

3.1		Limited Partnership Agreement (filed as Exhibit 3.1 to the Registration Statement on Form S-1 filed on February 9, 1994 and incorporated herein by reference).

3.2	(a)	Certificate of Limited Partnership of the Partnership as filed in the office of the Secretary of State of the State of New York on October 13, 1993 (filed as Exhibit 3.2 to the Registration Statement on Form S-1 filed on February 9, 1994 and incorporated herein by reference).

	(b)	Certificate of Amendment of the Certificate of Limited Partnership of the Partnership as filed in the office of the Secretary of State of the State of New York, dated October 1, 1999 (filed as Exhibit 3.2(b) to the Form 10-Q filed on November 16, 2009 and incorporated herein by reference).

	(c)	Certificate of Amendment of the Certificate of Limited Partnership of the Partnership as filed in the office of the Secretary of State of the State of New York, dated May 21, 2003 (filed as Exhibit 3.2(c) to the Form 10-Q filed on November 16, 2009 and incorporated herein by reference).

	(d)	Certificate of Amendment of the Certificate of Limited Partnership of the Partnership as filed in the office of the Secretary of State of the State of New York, dated September 21, 2005 (filed as Exhibit 3.2(d) to the Form 10-Q filed on November 16, 2009 and incorporated herein by reference).

	(e)	Certificate of Amendment of the Certificate of Limited Partnership of the Partnership as filed in the office of the Secretary of State of the State of New York, dated September 19, 2008 (filed as Exhibit 3.2(e) to the Form 10-Q filed on November 16, 2009 and incorporated herein by reference).

	(f)	Certificate of Amendment of the Certificate of Limited Partnership of the Partnership as filed in the office of the Secretary of State of the State of New York, dated September 28, 2009 (filed as Exhibit 3.2(f) to the Form 8-K/A filed on April 14, 2010 and incorporated herein by reference).

	(g)	Certificate of Amendment of the Certificate of Limited Partnership of the Partnership as filed in the office of the Secretary of State of the State of New York, dated April 12, 2010 (filed as Exhibit 3.2(g) to the Form 8-K/A filed on April 14, 2010 and incorporated herein by reference).

	(h)	Certificate of Amendment of the Certificate of Limited Partnership of the Partnership as filed in the office of the Secretary of State of the State of New York, dated July 2, 2010 (filed as exhibit 3.1 to the Form 8-K filed on July 2, 2010 and incorporated herein by reference).

10.1		Customer Agreement between the Partnership and Smith Barney Shearson Inc. (filed as Exhibit 10.1 to the Registration Statement on Form S-1 filed on February 9, 1994 and incorporated herein by reference).

10.2		Escrow Instructions relating to escrow of subscription funds (filed as Exhibit 10.3 to the Registration Statement on Form S-1 filed on February 9, 1994 and incorporated herein by reference).

10.3	(a)	Management Agreement among the Partnership, the General Partner and Willowbridge (filed as an exhibit to the Form 10-K filed on March 29, 2000 and incorporated herein by reference).

	(b)	Letter extending Management Agreement with Willowbridge from June 30, 2010 to June 30, 2011 (filed as Exhibit 10.3(b) to the Form 10-K filed on March 31, 2011 and incorporated herein by reference).

10.4	(a)	Management Agreement among the Partnership, the General Partner and Winton (filed as an exhibit to the Form 10-K filed on March 27, 2002 and incorporated herein by reference).

	(b)	Letter extending Management Agreement with Winton from June 30, 2010 to June 30, 2011 (filed as Exhibit 10.4(b) to the Form 10-K filed on March 31, 2011 and incorporated herein by reference).

10.5	(a)	Management Agreement among the Partnership, the General Partner and Graham (filed as an exhibit to the Form 10-K filed on March 27, 2002 and incorporated herein by reference).

	(b)	Letter extending Management Agreement with Graham from June 30, 2010 to June 30, 2011 (filed as Exhibit 10.5(b) to the Form 10-K filed on March 31, 2011 and incorporated herein by reference).

10.6	(a)	Management Agreement among the Partnership, the General Partner and Eckhardt (filed as an exhibit to the Form 10-Q filed on August 14, 2008 and incorporated herein by reference).

	(b)	Letter extending Management Agreement with Eckhardt from June 30, 2010 to June 30, 2011 (filed as Exhibit 10.6(b) to the Form 10-K filed on March 31, 2011 and incorporated herein by reference).

10.7	(a)	Management Agreement among the Partnership, the General Partner and SandRidge (filed as Exhibit 10.1 to the Form 8-K filed on June 2, 2009 and incorporated herein by reference).

	(b)	Letter extending Management Agreement with SandRidge from June 30, 2010 to June 30, 2011 (filed as Exhibit 10.7(b) to the Form 10-K filed on March 31, 2011 and incorporated herein by reference).

10.8	Joinder Agreement among the Partnership, the General Partner, CGM and Morgan Stanley Smith Barney LLC (filed as Exhibit 10 to the Form 10-Q filed on August 14, 2009 and incorporated herein by reference).

31.1	Rule 13a-14(a)/15d-14(a) Certification (Certification of President and Director). (filed herein)

31.2	Rule 13a-14(a)/15d-14(a) Certification (Certification of Chief Financial Officer and Director). (filed herein)

32.1	Section 1350 Certification (Certification of President and Director). (filed herein)

32.2	Section 1350 Certification (Certification of Chief Financial Officer and Director). (filed herein)

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

1010.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
DIVERSIFIED MULTI-ADVISOR FUTURES FUND L.P.

By:	Ceres Managed Futures LLC

(General Partner)

By:	/s/ Walter Davis

Walter Davis
President and Director
Date: August 15, 2011

By:	/s/ Jennifer Magro

Jennifer Magro
Chief Financial Officer and Director
(Principal Accounting Officer)
Date: August 15, 2011