Form 10-Q
period 2011-09-30
DIVERSIFIED MULTI-ADVISOR FUTURES FUND L.P.
filed 2011-11-14
CIK 911503

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011
OR ( ) TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d)
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

Yes           No  X

As of October 31, 2011, 14,543.8632 Limited Partnership Redeemable Units were outstanding.

DIVERSIFIED MULTI-ADVISOR FUTURES FUND L.P.
FORM 10-Q
INDEX

		Page
		Number
PART I – Financial Information:
Item 1.	Financial Statements:
	Statements of Financial Condition at September 30, 2011 (unaudited) and December 31, 2010	3
	Schedules of Investments at September 30, 2011 (unaudited) and December 31, 2010	4 – 5
	Statements of Income and Expenses and Changes in Partners’ Capital for the three and nine months ended September 30, 2011 and 2010 (unaudited)	6
	Notes to Financial Statements (unaudited)	7 – 17
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18 – 20
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	21 – 25
Item 4.	Controls and Procedures	26

PART II – Other Information		27 – 31
Exhibits
31.1 Certification
31.2 Certification
32.1 Certification
32.2 Certification
101.INS XBRL Instance Document.
101.SCH XBRL Taxonomy Extension Schema Document.
101.CAL XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB XBRL Taxonomy Extension Label Linkbase Document.
1010.PRE XBRL Taxonomy Extension Presentation Linkbase Document.
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I
Item 1. Financial Statements
Diversified Multi-Advisor Futures Fund L.P.
Statements of Financial Condition

	(Unaudited) September 30,	December 31,
	2011	2010
Assets:
Investment in Funds, at fair value	$26,267,076	$29,832,054
Cash	142,508	136,060

Total assets	$26,409,584	$29,968,114

Liabilities and Partners’ Capital:
Liabilities:
Accrued expenses:
Brokerage fees	$121,044	$137,353
Management fees	40,739	46,551
Incentive fees	0	14,797
Other	74,491	62,442
Redemptions payable	276,271	232,689

Total liabilities	512,545	493,832

Partners’ Capital:
General Partner, 177.7568 unit equivalents outstanding at September 30, 2011 and December 31, 2010	308,467	328,847
Limited Partners, 14,745.6472 and 15,754.4975 Redeemable Units outstanding at September 30, 2011 and December 31, 2010, respectively	25,588,572	29,145,435

Total partners’ capital	25,897,039	29,474,282

Total liabilities and partners’ capital	$26,409,584	$29,968,114

Net asset value per unit	$1,735.33	$1,849.98

See accompanying notes to financial statements.

Diversified Multi-Advisor Futures Fund L.P.
Schedule of Investments
September 30, 2011
(Unaudited)

		% of Partners’
	Fair Value	Capital

Investment in Funds
CMF Winton Master L.P.	$7,103,342	27.43%
CMF Willowbridge Argo Master Fund L.P.	4,440,471	17.15
CMF Graham Capital Master Fund L.P.	5,981,132	23.10
CMF Eckhardt Master L.P.	7,298,633	28.18
CMF SandRidge Master Fund L.P.	1,443,498	5.57

Total investment in Funds, at fair value	$26,267,076	101.43%

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

Diversified Multi-Advisor Futures Fund L.P.
Statements of Income and Expenses and Changes in Partners’ Capital
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Investment Income:
Interest income from investment in Funds	$800	$7,556	$7,482	$18,557

Expenses:
Brokerage fees including clearing fees	393,432	409,608	1,248,832	1,283,699
Management fees	126,713	131,062	400,154	410,207
Other	51,275	82,578	146,428	214,830

Total expenses	571,420	623,248	1,795,414	1,908,736

Net investment income (loss)	(570,620)	(615,692)	(1,787,932)	(1,890,179)

Trading Results:
Net gains (losses) on trading of commodity interests and investment in Funds:
Net realized gains (losses) on investments in Funds	(198,748)	90,643	1,336,539	(368,151)
Change in net unrealized gains (losses) gains on investment in Funds	225,553	727,954	(1,269,138)	792,915

Total trading results from investment in Funds	26,805	818,597	67,401	424,764

Net income (loss)	(543,815)	202,905	(1,720,531)	(1,465,415)
Redemptions-General Partner	0	0	0	(175,000)
Redemptions-Limited Partners	(621,309)	(759,119)	(1,856,712)	(3,415,537)

Net increase (decrease) in Partners’ Capital	(1,165,124)	(556,214)	(3,577,243)	(5,055,952)
Partners’ Capital, beginning of period	27,062,163	28,739,394	29,474,282	33,239,132

Partners’ Capital, end of period	$25,897,039	$28,183,180	$25,897,039	$28,183,180

Net asset value per unit (14,923.4040 and 16,241.4789 units outstanding at September 30, 2011 and 2010, respectively)	$1,735.33	$1,735.26	$1,735.33	$1,735.26

Net income (loss) per unit *	$(36.51)	$12.83	$(114.65)	$(77.91)

Weighted average units outstanding	15,176.2755	16,548.6247	15,502.1917	17,191.8453

*	Based on change in net asset value per unit.
See accompanying notes to financial statements.

Diversified Multi-Advisor Futures Fund L.P.
Notes to Financial Statements
September 30, 2011
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
As of September 30, 2011, all trading decisions are made for the Partnership by Willowbridge Associates, Inc. (“Willowbridge”), Winton Capital Management Limited (“Winton”), Graham Capital Management, L.P. (“Graham”), Eckhardt Trading Company (“Eckhardt”) and SandRidge Capital L.P. (“SandRidge”) (each an “Advisor” and collectively, the “Advisors”), each of which is a registered commodity trading advisor. Each Advisor is allocated a portion of the Partnership’s assets to manage. The Partnership invests the portion of its assets allocated to each of the Advisors indirectly through investments in the Funds.
The General Partner and each limited partner share in the profits and losses of the Partnership in proportion to the amount of Partnership interest owned by each, except that no limited partner shall be liable for obligations of the Partnership in excess of its capital contribution and profits, if any, net of distributions.
The accompanying financial statements and accompanying notes are unaudited but, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the Partnership’s financial condition at September 30, 2011 and December 31, 2010, and the results of its operations and changes in partners’ capital for the three and nine months ended September 30, 2011 and 2010. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. You should read these financial statements together with the financial statements and notes included in the Partnership’s annual report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) for the year ended December 31, 2010.
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
September 30, 2011
(Unaudited)
Due to the nature of commodity trading, the results of operations for the interim periods presented should not be considered indicative of the results that may be expected for the entire year.
2. Financial Highlights:
Changes in the net asset value per unit for the three and nine months ended September 30, 2011 and 2010 were as follows:

	Three-Months Ended		Nine-Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Net realized and unrealized gains (losses)*	$(24.84)	$25.28	$(80.00)	$(42.52)
Interest income	0.05	0.45	0.47	1.09
Expenses**	(11.72)	(12.90)	(35.12)	(36.48)

Increase (decrease) for the period	(36.51)	12.83	(114.65)	(77.91)
Net asset value per unit, beginning of period	1,771.84	1,722.43	1,849.98	1,813.17

Net asset value per unit, end of period	$1,735.33	$1,735.26	$1,735.33	$1,735.26

* Includes brokerage fees.
** Excludes brokerage fees.
	Three-Months Ended		Nine-Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Ratios to average net assets:***
Net investment income (loss) before incentive fees****	(8.4)%	(8.7)%	(8.5)%	(8.6)%

Operating expenses	8.4%	8.8%	8.5%	8.7%
Incentive fees	—%	—%	—%	—%

Total expenses	8.4%	8.8%	8.5%	8.7%

Total return:
Total return before incentive fees	(2.1)%	0.7%	(6.2)%	(4.3)%
Incentive fees	—%	—%	—%	—%

Total return after incentive fees	(2.1)%	0.7%	(6.2)%	(4.3)%

***	Annualized (other than incentive fees).

****	Interest income less total expenses.
The above ratios may vary for individual investors based on the timing of capital transactions during the period. Additionally, these ratios are calculated for the limited partner class using the limited partners’ share of income, expenses and average net assets.

Diversified Multi-Advisor Futures Fund L.P.
Notes to Financial Statements
September 30, 2011
(Unaudited)
3.	Trading Activities:
The Partnership was formed for the purpose of trading contracts in a variety of commodity interests, including derivative financial instruments and derivative commodity instruments. The Partnership’s investments are in other funds which trade these instruments. The results of the Partnership’s trading activities from its investment in the Funds are shown in the Statements of Income and Expenses and Changes in Partners’ Capital.
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

Diversified Multi-Advisor Futures Fund L.P.
Notes to Financial Statements
September 30, 2011
(Unaudited)
The Funds consider prices for exchange-traded commodity futures, forwards and options contracts to be based on unadjusted quoted prices in active markets for identical assets (Level 1). The values of non-exchange-traded forwards, swaps and certain options contracts for which market quotations are not readily available are priced by broker-dealers who derive fair values for those assets from observable inputs (Level 2). Investments in funds (other commodity pools) where there are no other rights or obligations inherent within the ownership interest held by the Partnership are priced based on the end of the day net asset value (Level 2). The value of the Partnership’s investments in the Funds reflects its proportional interest in the Funds. As of and for the periods ended September 30, 2011 and December 31, 2010, the Funds did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).

		Quoted Prices in
		Active Markets	Significant Other	Significant
		for Identical	Observable Inputs	Unobservable
	September 30, 2011	Assets (Level 1)	(Level 2)	Inputs (Level 3)
Assets
Investment in Funds	$26,267,076	$—	$26,267,076	$—

Net fair value	$26,267,076	$—	$26,267,076	$—

		Quoted Prices in
		Active Markets	Significant Other	Significant
		for Identical	Observable Inputs	Unobservable
	December 31, 2010	Assets (Level 1)	(Level 2)	Inputs (Level 3)
Assets
Investment in Funds	$29,832,054	$—	$29,832,054	$—

Net fair value	$29,832,054	$—	$29,832,054	$—

5.	Investment in Funds:
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
September 30, 2011
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
The General Partner is not aware of any material changes to the trading programs discussed above during the fiscal quarter ended September 30, 2011.
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
As of September 30, 2011, the Partnership owned approximately 0.9%, 5.8%, 4.2%, 32.5% and 0.4% of Winton Master, Willowbridge Master, Graham Master, Eckhardt Master and SandRidge Master, respectively. As of December 31, 2010, the Partnership owned approximately 0.8%, 2.2%, 4.3%, 34.5% and 0.4% of Winton Master, Willowbridge Master, Graham Master, Eckhardt Master and SandRidge Master, respectively. It is the Partnership’s intention to continue to invest in the Funds. The performance of the Partnership is directly affected by the performance of the Funds. Expenses to investors as a result of the investment in the Funds are approximately the same and redemption rights are not affected.

Diversified Multi-Advisor Futures Fund L.P.
Notes to Financial Statements
September 30, 2011
(Unaudited)
Summarized information reflecting the total assets, liabilities and capital for the Funds is shown in the following tables.

	September 30, 2011
	Total Assets	Total Liabilities	Total Capital
Winton Master	$830,305,813	$289,479	$830,016,334
Willowbridge Master	76,174,792	57,397	76,117,395
Graham Master	143,001,399	43,258	142,958,141
Eckhardt Master	22,513,093	91,543	22,421,550
SandRidge Master	326,282,515	12,642,258	313,640,257

Total	$1,398,277,612	$13,123,935	$1,385,153,677

	December 31, 2010
	Total Assets	Total Liabilities	Total Capital
Winton Master	$883,842,483	$122,612	$883,719,871
Willowbridge Master	216,360,362	61,729	216,298,633
Graham Master	168,973,503	48,832	168,924,671
Eckhardt Master	23,748,773	62,448	23,686,325
SandRidge Master	581,631,311	52,896,054	528,735,257

Total	$1,874,556,432	$53,191,675	$1,821,364,757

Summarized information reflecting the net investment income (loss), total trading results and net income (loss) for the Funds is shown in the following tables.

	For the three months ended September 30, 2011
	Net Investment	Total trading	Net Income
	Income (loss)	results	(Loss)
Winton Master	$(115,599)	$65,557,693	$65,442,094
Willowbridge Master	(26,164)	6,231,581	6,205,417
Graham Master	(213,853)	(7,001,386)	(7,215,239)
Eckhardt Master	(36,609)	(2,067,641)	(2,104,250)
SandRidge Master	(153,758)	18,193,702	18,039,944

Total	$(545,983)	$80,913,949	$(80,367,966)

	For the nine months ended September 30, 2011
	Net Investment	Total trading	Net Income
	Income (loss)	results	(Loss)
Winton Master	$(172,947)	$76,099,292	$75,926,345
Willowbridge Master	(96,550)	21,510,516	21,413,966
Graham Master	(596,969)	(15,857,052)	(16,454,021)
Eckhardt Master	(153,299)	(2,439,928)	(2,593,227)
SandRidge Master	(584,251)	48,322,928	47,738,677

Total	$(1,604,016)	$127,635,756	$126,031,740

	For the three months ended September, 30, 2010
	Net Investment	Total trading	Net Income
	Income (loss)	results	(Loss)
Winton Master	$63,386	$26,050,805	$26,114,191
Willowbridge Master	(28,204)	(2,263,514)	(2,291,718)
Graham Master	(93,915)	5,920,237	5,826,322
Eckhardt Master	(39,324)	1,602,450	1,563,126
SandRidge Master	(299,798)	(42,934,957)	(43,234,755)

Total	$(397,855)	$(11,624,979)	$(12,022,834)

	For the nine months ended September 30, 2010
	Net Investment	Total trading	Net Income
	Income (loss)	results	(Loss)
Winton Master	$(46,631)	$80,520,886	$80,474,255
Willowbridge Master	(146,867)	(36,147,175)	(36,294,042)
Graham Master	(329,266)	2,934,755	2,605,489
Eckhardt Master	(116,247)	2,257,063	2,140,816
SandRidge Master	(949,970)	(127,118,547)	(128,068,517)

Total	$(1,588,981)	$(77,553,018)	$(79,141,999)

Summarized information reflecting the Partnership’s investment in, and the operations of the Funds is shown in the following tables.

	September 30, 2011		For the three months ended September 30, 2011
	% of					Net
	Partnership’s	Fair	Income	Expenses		Income	Investment	Redemptions
Investment	Net Assets	Value	(Loss)	Commissions	Other	(Loss)	Objective	Permitted
Winton Master	27.43%	$7,103,342	$540,719	$1,029	$179	$539,511	Commodity Portfolio	Monthly
Willowbridge Master	17.15%	4,440,471	362,755	793	858	361,104	Commodity Portfolio	Monthly
Graham Master	23.10%	5,981,132	(297,030)	8,274	966	(306,270)	Commodity Portfolio	Monthly
Eckhardt Master	28.18%	7,298,633	(672,809)	7,365	4,789	(684,963)	Commodity Portfolio	Monthly
SandRidge Master	5.57%	1,443,498	93,970	430	400	93,140	Energy Portfolio	Monthly

Total		$26,267,076	$27,605	$17,891	$7,192	$2,522

	September 30, 2011		For the nine months ended September 30, 2011
	% of					Net
	Partnership’s	Fair	Income	Expenses		Income	Investment	Redemptions
Investment	Net Assets	Value	(Loss)	Commissions	Other	(Loss)	Objective	Permitted
Winton Master	27.43%	$7,103,342	$611,151	$2,950	$545	$607,656	Commodity Portfolio	Monthly
Willowbridge Master	17.15%	4,440,471	603,586	3,103	2,164	598,319	Commodity Portfolio	Monthly
Graham Master	23.10%	5,981,132	(611,592)	24,066	2,510	(638,168)	Commodity Portfolio	Monthly
Eckhardt Master	28.18%	7,298,633	(803,203)	35,762	16,521	(855,486)	Commodity Portfolio	Monthly
SandRidge Master	5.57%	1,443,498	274,941	2,337	1,300	271,304	Energy Portfolio	Monthly

Total		$26,267,076	$74,883	$68,218	$23,040	$(16,375)

	December 31, 2010		For the three months ended September 30, 2010
	% of					Net
	Partnership’s	Fair	Income	Expenses		Income	Investment	Redemptions
Investment	Net Assets	Value	(Loss)	Brokerage Fees	Other	(Loss)	Objective	Permitted

Winton Master	25.02%	$7,374,266	$270,078	$1,576	$302	$268,200	Commodity Portfolio	Monthly
Willowbridge Master	16.45%	4,848,305	(45,145)	1,508	507	(47,160)	Commodity Portfolio	Monthly
Graham Master	24.71%	7,284,623	276,394	5,926	566	269,902	Commodity Portfolio	Monthly
Eckhardt Master	27.75%	8,178,642	484,516	7,912	5,320	471,284	Commodity Portfolio	Monthly
SandRidge Master	7.28%	2,146,218	(159,690)	1,331	394	(161,415)	Energy Portfolio	Monthly

Total		$29,832,054	$826,153	$18,253	$7,089	$800,811

	December 31, 2010		For the nine months ended September 30, 2010
	% of					Net
	Partnership’s	Fair	Income	Expenses		Income	Investment	Redemptions
Investment	Net Assets	Value	(Loss)	Brokerage Fees	Other	(Loss)	Objective	Permitted

Winton Master	25.02%	$7,374,266	$999,831	$6,430	$1,012	$992,389	Commodity Portfolio	Monthly
Willowbridge Master	16.45%	4,848,305	(828,332)	5,451	1,415	(835,198)	Commodity Portfolio	Monthly
Graham Master	24.71%	7,284,623	65,867	16,714	4,028	45,125	Commodity Portfolio	Monthly
Eckhardt Master	27.75%	8,178,642	668,405	22,248	16,150	630,007	Commodity Portfolio	Monthly
SandRidge Master	7.28%	2,146,218	(462,450)	4,160	1,013	(467,623)	Energy Portfolio	Monthly

Total		$29,832,054	$443,321	$55,003	$23,618	$364,700

Diversified Multi-Advisor Futures Fund L.P.
Notes to Financial Statements
September 30, 2011
(Unaudited)
6.	Financial Instrument Risks:
In the normal course of business, the Partnership, through its investments in the Funds, is a party to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments. These financial instruments may include forwards, futures and options, whose values are based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash balances, to purchase or sell other financial instruments at specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange or over-the-counter (“OTC”). Exchange-traded instruments are standardized and include futures and certain option contracts. OTC contracts are negotiated between contracting parties and include forwards and certain option contracts. Specific market movements of commodities of futures contracts underlying an option cannot be predicted. The purchaser of an option may lose the entire premium paid for the option. The writer, or seller, of an option has unlimited risk. Each of these instruments is subject to various risks similar to those related to the underlying financial instruments including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange-traded instruments because of the greater risk of default by the counterparty to an OTC contract.
The risk to the limited partners that have purchased Units is limited to the amount of their capital contributions to the Partnership and their share of the Partnership’s assets and undistributed profits. This limited liability is a result of the organization of the Partnership as a limited partnership under New York law.
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
Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. The Partnership’s/Funds’ risk of loss in the event of a counterparty default is typically limited to the amounts recognized in the Statements of Financial Condition and is not represented by the contract or notional amounts of the instruments. The Partnership’s/Funds’ risk of loss is reduced through the use of legally enforceable master netting agreements with counterparties that permit the Partnership/Funds to offset unrealized gains and losses and other assets and liabilities with such counterparties upon the occurrence of certain events. The Partnership/Funds have credit risk and concentration risk as CGM or a CGM affiliate is the sole counterparty or broker with respect to the Funds’ assets. Credit risk with respect to exchange-traded instruments is reduced to the extent that through CGM, the Partnership’s/Funds’ counterparty is an exchange or clearing organization.
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
September 30, 2011
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
Partnership’s and the Funds’ Investments. All commodity interests (including derivative financial instruments and derivative commodity instruments), through its investment in the Funds, are held for trading purposes. The commodity interests are recorded on trade date and open contracts are recorded at fair value (as described below) at the measurement date. Investments in commodity interests denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing at the measurement date. Gains or losses are realized when contracts are liquidated. Unrealized gains or losses on open contracts are included as a component of equity in trading account on the Funds’ Statements of Financial Condition. Net realized gains or losses and any change in net unrealized gains or losses from the preceding period are reported in the Funds’ Statements of Income and Expenses and Changes in Partners’ Capital.
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
The Partnership and the Funds consider prices for exchange-traded commodity futures, forwards and options contracts to be based on unadjusted quoted prices in active markets for identical assets (Level 1). The values of non-exchange-traded forwards, swaps and certain options contracts for which market quotations are not readily available are priced by broker-dealers who derive fair values for those assets from observable inputs (Level 2). Investments in funds (other commodity pools) where there are no other rights or obligations inherent within the ownership interest held by the Partnership are priced based on the end of the day net asset value (Level 2). The value of the Partnership’s investments in the Funds reflects its proportional interest in the Funds. As of and for the periods ended September 30, 2011 and December 31, 2010, the Partnership and the Funds did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).
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
September 30, 2011
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
Forward Foreign Currency Contracts. Forward foreign currency contracts are those contracts where the Funds agree to receive or deliver a fixed quantity of foreign currency for an agreed-upon price on an agreed future date. Forward foreign currency contracts are valued daily, and the Funds’ net equity therein, representing unrealized gain or loss on the contracts as measured by the difference between the forward foreign exchange rates at the dates of entry into the contracts and the forward rates at the reporting date, is included in the Statements of Financial Condition. Net realized gains (losses) and changes in net unrealized gains (losses) on foreign currency contracts are recognized in the period in which the contract is closed or the changes occur, respectively, and are included in the Statements of Income and Expenses and Changes in Partners’ Capital.
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
September 30, 2011
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
The Partnership files U.S. federal and various state and local tax returns. No income tax returns are currently under examination. Generally, the 2008 through 2010 tax years remain subject to examination by U.S. federal and most state tax authorities. Management does not believe that there are any uncertain tax positions that require recognition of a tax liability.
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
In October 2011, FASB issued a proposed ASU intended to improve and converge financial reporting by setting forth consistent criteria for determining whether an entity is an investment company. Under longstanding U.S. GAAP, investment companies carry all of their investments at fair value, even if they hold a controlling interest in another company. The primary changes being proposed by the FASB relate to which entities would be considered investment companies as well as certain disclosure and presentation requirements. In addition to the changes to the criteria for determining whether an entity is an investment company, the FASB also proposes that an investment company consolidate another investment company if it holds a controlling financial interest in the entity. The Partnership is currently evaluating the impact that this proposed update would have on the financial statements.
Net Income (Loss) per Unit. Net income (loss) per unit is calculated in accordance with investment company guidance. See Note 2, “ Financial Highlights”.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Liquidity and Capital Resources
The Partnership does not engage in sales of goods or services. Its only assets are its investments in the Funds and cash. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership, through its investments in the Funds. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred during the third quarter of 2011.
The Partnership’s capital consists of the capital contributions of the partners, as increased or decreased by net gains or losses on trading and by expenses, interest income, redemptions of Redeemable Units and distributions of profits, if any.
For the nine months ended September 30, 2011, Partnership capital decreased 12.1% from $29,474,282 to $25,897,039. This decrease was attributable to a net loss from operations of $1,720,531 coupled with the redemptions of 1,008.8503 Redeemable Units totaling $1,856,712. Future redemptions could impact the amount of funds available for investment in the Funds in subsequent periods.
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

Results of Operations
During the Partnership’s third quarter of 2011, the net asset value per unit decreased 2.1% from $1,771.84 to $1,735.33 as compared to an increase of 0.7% in the third quarter of 2010. The Partnership experienced a net trading gain, through its investments in the Funds, before brokerage fees and related fees in the third quarter of 2011 of $26,805. Gains were primarily attributable to the trading by the Funds of commodity futures in U.S. and non-U.S. interest rates and metals and were partially offset by losses in currencies, energy, grains, livestock, softs and indices. The Partnership experienced a net trading gain, through its investments in the Funds before brokerage fees and related fees in the third quarter of 2010 of $818,597. Gains were primarily attributable to the trading by the Funds of commodity futures in currencies, grains, U.S. and non-U.S. interest rates, livestock, metals and softs and were partially offset by losses in energy and indices.
During the third quarter, the Partnership posted a loss in net asset value per unit as losses in stock indices, currencies, energy, and agriculturals sectors offset gains in the global interest rate and metals sectors. The most significant losses were incurred within the global stock index sector due to long positions in U.S., European, and Pacific Rim equity index futures as prices declined during July and August amid Standard & Poor’s downgrade of the United States’ sovereign credit rating, worse-than-expected economic reports, and concern about the European sovereign debt crisis. Within the currency markets, losses were recorded primarily during August from long positions in the Australian dollar and Canadian dollar versus the U.S. dollar as the value of the U.S. dollar was boosted higher against these currencies by “safe haven” demand following central bank intervention in the Japanese yen and amid concern related to the European debt crisis. Within the energy markets, losses were recorded primarily during August from long futures positions in crude oil and its related products at the beginning of the month as prices fell on concern energy demand may falter amid slowing economic growth in the U.S. and a deepening debt crisis in Europe. Within the agricultural complex, losses were incurred primarily during July and September from long futures positions in corn and soybeans as prices declined on speculation that Europe’s sovereign debt crisis may hinder the global economy, reducing demand for the grains. Further losses were recorded within this sector during September from long positions in coffee futures as prices fell amid stable stockpiles before harvesting begins in Central America and Colombia. A portion of the Partnership’s losses for the quarter was offset by gains experienced within the global interest rate sector due to long positions in European, U.S., and Australian fixed income futures as prices advanced higher throughout the majority of the quarter due to concern about the European sovereign debt crisis and a faltering global economy. Within the metals complex, gains were recorded primarily during July and August from long positions in gold futures after prices reached a record high as escalating concern that the global economy is slowing boosted demand for the precious metal.
During the Partnership’s nine months ended September 30, 2011, the net asset value per unit decreased 6.2% from $1,849.98 to $1,735.33 as compared to a decrease of 4.3% during the nine months ended September 30, 2010. The Partnership experienced a net trading gain before brokerage fees and related fees for the nine months ended September 30, 2011 of $67,401. Gains were primarily attributable to the trading by the Funds of commodity futures in U.S. and non-U.S. interest rates, metals and softs, and were partially offset by losses in currencies, energy, grains, livestock and indices. The Partnership experienced a net trading gain, through its investment in the Funds, before brokerage fees and related fees for the nine months ended September 30, 2010 of $424,764. Gains were primarily attributable to the trading by the Funds of commodity futures in currencies, U.S. and non-U.S. interest rates and livestock and were partially offset by losses in energy, grains, metals, softs and indices.
During the first nine months of the year, the Partnership posted a loss in net asset value per unit as losses in stock indices, currency, agriculturals, and energy offset gains in the global interest rate and metals markets. Within the global stock index markets, losses were incurred primarily during March, May, July, and August. During March, long positions in European, U.S., and Pacific Rim equity index futures resulted in losses as prices moved sharply lower after the tsunami and subsequent nuclear plant disaster in Japan spurred concern about global economic growth. Additional losses were experienced within this sector during May from long positions in U.S., European, and Pacific Rim equity index futures as prices declined on worse-than-expected economic reports and mounting worries over the European debt crisis. During July and August, long positions in European and U.S. equity index futures resulted in losses as prices dropped amid concern about the European sovereign debt crisis and Standard & Poor’s downgrade of the United States’ sovereign credit rating. Within the currency sector, losses were recorded primarily during May, from long positions in the British pound versus the U.S. dollar as the value of the British pound moved lower against the U.S. dollar after Standard & Poor’s downgraded Greece’s credit rating, prompting concern that the European sovereign debt crisis may escalate. Additional losses were recorded during August and September from long positions in the Australian dollar and Canadian dollar versus the U.S. dollar as the value of these “commodity currencies” moved lower in tandem with declining commodity prices. Within the agricultural complex, losses were incurred primarily during July and September from long futures positions in corn and soybeans as prices declined on speculation that Europe’s sovereign debt crisis may hinder the global economy, reducing demand for the grains. Within the energy complex, losses were incurred primarily during May from long futures positions in crude oil and its related products as prices moved lower after signs the global economic recovery is slowing spurred concern that energy demand may weaken. A portion of the Partnership’s losses during the first nine months of the year was offset by gains achieved within the global interest rate sector from long positions in U.S., European, and Australian fixed income futures as prices advanced higher throughout the majority of the third quarter due to concern about the European sovereign debt crisis and a faltering global economy. Within the metals complex, gains were recorded primarily during July and August from long positions in gold futures after prices reached a record high as escalating concern that the global economy is slowing boosted demand for the precious metal.

Commodity futures markets are highly volatile. Broad and rapid price fluctuations and rapid inflation increases the risks involved in commodity trading, but also increase the possibility for profit or loss. The profitability of the Funds depends on the existence of major price trends and the ability of the Advisors to identify those price trends correctly. Price trends are influenced by, among other things, changing supply and demand relationships, weather, governmental, agricultural, commercial and trade programs and policies, national and international political and economic events, and changes in interest rates. To the extent that market trends exist and the Advisors are able to identify them, the Funds expect to increase capital through operations.
Interest income on 80% of the average daily equity maintained in cash in the Funds’ brokerage accounts was earned at a 30-day U.S. Treasury bill rate determined by CGM. Interest income from investment in the Funds for the three and nine months ended September 30, 2011 decreased by $6,756 and $11,075, respectively, as compared to the corresponding periods in 2010. The decrease in interest income is primarily due to lower U.S. Treasury bill rates during the three and nine months ended September 30, 2011 as compared to the corresponding periods in 2010. Interest earned by the Partnership will increase the net asset value of the Partnership. The amount of interest income earned by the Partnership depends on the average daily equity in the Partnership’s and the Funds’ accounts and upon interest rates over which neither the Partnership/Funds nor CGM has control.
Brokerage fees are calculated as a percentage of the Partnership’s adjusted net asset value as of the last day of each month and are affected by trading performance and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. Brokerage fees for the three and nine months ended September 30, 2011 decreased by $16,176 and $34,867, respectively, as compared to the corresponding periods in 2010. The decrease in brokerage fees is due to lower average net assets during the three and nine months ended September 30, 2011 as compared to the corresponding periods in 2010.
Management fees are calculated as a percentage of the Partnership’s adjusted net asset value as of the end of the month and are affected by trading performance and redemptions. Management fees for the three and nine months ended September 30, 2011 decreased by $4,349 and $10,053, respectively, as compared to the corresponding periods in 2010. The decrease in management fees is due to lower average net assets during the three and nine months ended September 30, 2011 as compared to the corresponding periods in 2010.
Incentive fees are based on the new trading profits generated by each Advisor at the end of the quarter as defined in the management agreements among the Partnership, the General Partner and each Advisor. There were no incentive fees earned for the three and nine months ended September 30, 2011 and 2010. An Advisor will not be paid incentive fees until the Advisor recovers the net loss incurred by the Advisor and earns additional new trading profits for the Partnership.
In allocating the assets of the Partnership among the trading advisors, the General Partner considers each Advisor’s past performance, trading style, volatility of markets traded and fee requirements. The General Partner may modify or terminate the allocation of assets among the trading advisors and may allocate assets to additional advisors at any time.

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
The risk to the limited partners that have purchased interests in the Partnership is limited to the amount of their capital contributions to the Partnership and their share of the Partnership’s assets and undistributed profits. This limited liability is a result of the organization of the Partnership as a limited partnership under New York law.
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

Value at Risk tables represent a probabilistic assessment of the risk of loss in market risk sensitive instruments. The Advisors currently trade the Partnership’s assets indirectly in master fund managed accounts, over which they have been granted limited authority to make trading decisions. The first two trading Value at Risk tables reflect the market sensitive instruments held by the Partnership indirectly, through its investments in the Funds. The remaining trading Value at Risk tables reflect the market sensitive instruments indirectly held by each Fund separately. There have been no material changes in the trading Value at Risk information previously disclosed in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2010. The following table indicates the trading Value at Risk associated with the Partnership’s open positions by market category as of September 30, 2011. As of September 30, 2011, the Partnership’s total capitalization was $25,897,039.

		% of Total
Market Sector	Value at Risk	Capitalization
Currencies	$405,968	1.57%
Energy	267,433	1.03%
Grains	55,723	0.21%
Indices	101,690	0.39%
Interest Rates U.S.	132,267	0.51%
Interest Rates Non-U.S.	237,655	0.92%
Livestock	4,601	0.02%
Metals	157,716	0.61%
Softs	66,104	0.26%

Total	$1,429,157	5.52%

     As of December 31, 2010, the Partnership’s total capitalization was $29,474,282.
December 31, 2010

		% of Total
Market Sector	Value at Risk	Capitalization
Currencies	$741,096	2.52%
Energy	462,864	1.57%
Grains	216,756	0.74%
Indices	566,667	1.92%
Interest Rates U.S.	36,424	0.12%
Interest Rates Non-U.S.	236,566	0.80%
Livestock	6,330	0.02%
Metals	270,783	0.92%
Softs	82,778	0.28%

Total	$2,620,264	8.89%

The following tables indicate the trading Value at Risk associated with the Partnership’s investments in the Funds by market category as of September 30, 2011 and December 31, 2010 and the highest, lowest and average value during the three months ended September 30, 2011 and during the twelve months ended December 31, 2010. All open position trading risk exposures of the Partnership have been included in calculating the figures set forth below. There have been no material changes in the trading Value at Risk information previously disclosed in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2010.
As of September 30, 2011, Winton Master’s total capitalization was $830,016,334, and the Partnership owned approximately 0.9% of Winton Master. As of September 30, 2011, Winton Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Winton for trading) was as follows:
September 30, 2011
CMF Winton Master Fund L.P.

			Three Months Ended September 30, 2011
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*
Currencies	$6,398,762	0.77%	$17,770,593	$6,398,762	$12,628,909
Energy	2,254,997	0.27%	3,682,308	1,861,063	2,726,371
Grains	760,796	0.09%	1,916,355	540,481	1,325,661
Indices	5,146,585	0.62%	11,849,454	5,146,585	8,662,893
Interest Rates U.S.	5,172,100	0.63%	8,420,650	5,172,100	6,643,483
Interest Rates Non-U.S.	9,204,700	1.11%	15,134,879	9,204,700	11,303,280
Livestock	197,650	0.03%	287,050	171,300	236,217
Metals	4,588,241	0.55%	6,271,309	3,994,864	5,107,472
Softs	1,023,363	0.12%	2,456,982	826,937	1,463,424

Total	$34,747,194	4.19%

*	Average of month-end Values at Risk.

**	Due to rounding.

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
As of September 30, 2011, Willowbridge Master’s total capitalization was $76,117,395. The Partnership owned approximately 5.8% of Willowbridge Master. As of September 30, 2011, Willowbridge Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Willowbridge for trading) was as follows:
September 30, 2011

			Three Months Ended September 30, 2011
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk
Currencies	$892,575	1.17%	$1,301,924	$340,600	$769,674
Energy	1,472,000	1.93%	1,576,250	160,000	1,012,967
Grains	448,000	0.59%	715,000	86,400	386,042
Interest Rates U.S.	353,152	0.46%	416,000	312,000	372,301
Interest Rates Non-U.S.	798,626	1.05%	808,237	665,905	764,771
Metals	1,184,000	1.56%	1,608,750	272,000	1,277,583
Softs	529,600	0.70%	679,500	112,000	550,933

Total	$5,677,953	7.46%

*	Average of month-end Values at Risk.
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

As of September 30, 2011, Graham Master’s total capitalization was $142,958,141. The Partnership owned approximately 4.2% of Graham Master. As of September 30, 2011, Graham Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Graham for trading) was as follows:
September 30, 2011

			Three Months Ended September 30, 2011
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*
Currencies	$4,902,891	3.43%	$14,715,746	$4,054,432	$9,021,925
Energy	1,644,645	1.15%	1,710,689	805,479	1,414,892
Grains	517,966	0.36%	672,995	330,409	467,824
Indices	1,318,348	0.92%	7,570,579	1,264,457	2,684,660
Interest Rates U.S.	489,000	0.34%	1,656,700	443,080	972,817
Interest Rates Non-U.S.	2,457,971	1.72%	3,388,979	1,112,934	2,050,874
Livestock	67,200	0.05%	127,950	2,400	32,800
Metals	1,136,889	0.80%	1,714,134	955,310	1,315,587
Softs	307,192	0.21%	414,872	161,005	297,674

Total	$12,842,102	8.98%

*	Average of month-end Values at Risk.
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

As of September 30, 2011, Eckhardt Master’s total capitalization was $22,421,550. The Partnership owned approximately 32.5% of Eckhardt Master. As of September 30, 2011, Eckhardt Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Eckhardt for trading) was as follows:
September 30, 2011

			Three months ended September 30, 2011
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*
Currencies	$279,040	1.24%	$1,566,309	$91,656	$561,771
Energy	192,008	0.86%	640,516	6,000	386,143
Grains	3,500	0.02%	301,704	3,500	135,355
Interest Rates U.S.	137,530	0.61%	435,400	11,000	158,427
Interest Rates Non -U.S.	16,176	0.07%	564,611	16,176	176,086
Softs	40,845	0.18%	131,208	18,659	83,083

Total	$669,099	2.98%

*	Average of month-end Values at Risk.
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
As of September 30, 2011, SandRidge Master’s total capitalization was $313,640,257. The Partnership owned approximately 0.4% of SandRidge Master. As of September 30, 2011, SandRidge Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to SandRidge for trading) was as follows:
September 30, 2011

			Three Months Ended September 30, 2011
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*
Energy	$7,571,027	2.41%	$14,337,593	$6,832,784	$9,875,067

Total	$7,571,027	2.41%

*	Average of month-end Values at Risk.
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
The General Partner’s CEO and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2011 and, based on that evaluation, the General Partner’s CEO and CFO have concluded that, at that date, the Partnership’s disclosure controls and procedures were effective.
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
There were no changes in the Partnership’s internal control over financial reporting process during the fiscal quarter ended September 30, 2011 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II.  OTHER INFORMATION
Item 1. Legal Proceedings
     The following information supplements and amends the discussion set forth under Part I, Item 3 “Legal Proceedings” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010, as updated by the Partnership’s Quarterly Reports on Form 10-Q for the quarters ended March 31, 2011 and June 30, 2011.
Subprime-Mortgage Related Actions
On October 19, 2011, the SEC and Citigroup announced a settlement, subject to judicial approval, in connection with the SEC’s investigation into the structuring and sale of CDOs. Pursuant to the proposed settlement, CGM agreed to pay $160 million in disgorgement, $30 million in prejudgment interest, and a civil penalty of $95 million relating to CGM’s role in the structuring and sale of the Class V Funding III CDO transaction. Additional information relating to this matter is publicly available in court filings under the docket number 11 Civ. 7387 (S.D.N.Y.) (Rakoff, J.).

Item 1A.  Risk Factors.
There have been no material changes to the risk factors set forth under Part I, Item 1A. “Risk Factors” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010 and under Part II, Item 1A. “Risk Factors” in the Partnership’s Quarterly Reports on Form 10-Q for the quarters ended March 31, 2011 and June 30, 2011.
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.
The Partnership no longer offers Redeemable Units for sale.
The following chart sets forth the purchases of Redeemable Units by the Partnership.

				(d) Maximum Number
				(or Approximate
			(c) Total Number of	Dollar Value) of
			Units	Units
	(a) Total	(b) Average Price	Purchased as Part	that May Yet Be
	Number of	Paid per	of Publicly Announced	Purchased Under the
Period	Units Purchased*	Unit**	Plans or Programs	Plans or Programs
July 1, 2011 — July 31, 2011	100.7608	$1,816.93	N/A	N/A
August 1, 2011 — August 31, 2011	90.1214	$1,797.16	N/A	N/A
September 1, 2011 — September 30, 2011	159.2036	$1,735.33	N/A	N/A
	350.0858	$1,774.73

*	Generally, limited partners are permitted to redeem their Redeemable Units as of the end of each month on three business days’ notice to the General Partner. Under certain circumstances, the General Partner can compel redemption although, to date, the General Partner has not exercised this right. Purchases of Redeemable Units by the Partnership reflected in the chart above were made in the ordinary course of the Partnership’s business in connection with effecting redemptions for limited partners.

**	Redemptions of Redeemable Units are effected as of the last day of each month at the net asset value per Redeemable Unit as of that day.
Item 3.  Defaults Upon Senior Securities — None
Item 4. [Removed and Reserved]
Item 5.  Other Information — None

Item 6.  Exhibits

3.1		Limited Partnership Agreement (filed as Exhibit 3.1 to the Registration Statement on Form S-1 filed on February 9, 1994 and incorporated herein by reference).

3.2	(a)	Certificate of Limited Partnership of the Partnership as filed in the office of the Secretary of State of the State of New York on October 13, 1993 (filed as Exhibit 3.2 to the Registration Statement on Form S-1 filed on February 9, 1994 and incorporated herein by reference).

	(b)	Certificate of Amendment of the Certificate of Limited Partnership of the Partnership as filed in the office of the Secretary of State of the State of New York, dated October 1, 1999 (filed as Exhibit 3.2(b) to the Form 10-Q filed on November 16, 2009 and incorporated herein by reference).

	(c)	Certificate of Amendment of the Certificate of Limited Partnership of the Partnership as filed in the office of the Secretary of State of the State of New York, dated May 21, 2003 (filed as Exhibit 3.2(c) to the Form 10-Q filed on November 16, 2009 and incorporated herein by reference).

	(d)	Certificate of Amendment of the Certificate of Limited Partnership of the Partnership as filed in the office of the Secretary of State of the State of New York, dated September 21, 2005 (filed as Exhibit 3.2(d) to the Form 10-Q filed on November 16, 2009 and incorporated herein by reference).

	(e)	Certificate of Amendment of the Certificate of Limited Partnership of the Partnership as filed in the office of the Secretary of State of the State of New York, dated September 19, 2008 (filed as Exhibit 3.2(e) to the Form 10-Q filed on November 16, 2009 and incorporated herein by reference).

	(f)	Certificate of Amendment of the Certificate of Limited Partnership of the Partnership as filed in the office of the Secretary of State of the State of New York, dated September 28, 2009 (filed as Exhibit 3.2(f) to the Form 8-K/A filed on April 14, 2010 and incorporated herein by reference).

	(g)	Certificate of Amendment of the Certificate of Limited Partnership of the Partnership as filed in the office of the Secretary of State of the State of New York, dated April 12, 2010 (filed as Exhibit 3.2(g) to the Form 8-K/A filed on April 14, 2010 and incorporated herein by reference).

	(h)	Certificate of Amendment of the Certificate of Limited Partnership of the Partnership as filed in the office of the Secretary of State of the State of New York, dated July 2, 2010 (filed as exhibit 3.1 to the Form 8-K filed on July 2, 2010 and incorporated herein by reference).

	(i)	Certificate of Amendment of the Certificate of Limited Partnership of the Partnership as filed in the office of the Secretary of State of the State of New York, dated September 2, 2011 (filed as exhibit 3.1 to the Form 8-K filed on September 9, 2011 and incorporated herein by reference).

10.1		Customer Agreement between the Partnership and Smith Barney Shearson Inc. (filed as Exhibit 10.1 to the Registration Statement on Form S-1 filed on February 9, 1994 and incorporated herein by reference).

10.2		Escrow Instructions relating to escrow of subscription funds (filed as Exhibit 10.3 to the Registration Statement on Form S-1 filed on February 9, 1994 and incorporated herein by reference).

10.3	(a)	Management Agreement among the Partnership, the General Partner and Willowbridge (filed as an exhibit to the Form 10-K filed on March 29, 2000 and incorporated herein by reference).

	(b)	Letter extending Management Agreement with Willowbridge from June 30, 2010 to June 30, 2011 (filed as Exhibit 10.3(b) to the Form 10-K filed on March 31, 2011 and incorporated herein by reference).

10.4	(a)	Management Agreement among the Partnership, the General Partner and Winton (filed as an exhibit to the Form 10-K filed on March 27, 2002 and incorporated herein by reference).

	(b)	Letter extending Management Agreement with Winton from June 30, 2010 to June 30, 2011 (filed as Exhibit 10.4(b) to the Form 10-K filed on March 31, 2011 and incorporated herein by reference).

10.5	(a)	Management Agreement among the Partnership, the General Partner and Graham (filed as an exhibit to the Form 10-K filed on March 27, 2002 and incorporated herein by reference).

	(b)	Letter extending Management Agreement with Graham from June 30, 2010 to June 30, 2011 (filed as Exhibit 10.5(b) to the Form 10-K filed on March 31, 2011 and incorporated herein by reference).

10.6	(a)	Management Agreement among the Partnership, the General Partner and Eckhardt (filed as an exhibit to the Form 10-Q filed on August 14, 2008 and incorporated herein by reference).

	(b)	Letter extending Management Agreement with Eckhardt from June 30, 2010 to June 30, 2011 (filed as Exhibit 10.6(b) to the Form 10-K filed on March 31, 2011 and incorporated herein by reference).

10.7	(a)	Management Agreement among the Partnership, the General Partner and SandRidge (filed as Exhibit 10.1 to the Form 8-K filed on June 2, 2009 and incorporated herein by reference).

	(b)	Letter extending Management Agreement with SandRidge from June 30, 2010 to June 30, 2011 (filed as Exhibit 10.7(b) to the Form 10-K filed on March 31, 2011 and incorporated herein by reference).

10.8	Joinder Agreement among the Partnership, the General Partner, CGM and Morgan Stanley Smith Barney LLC (filed as Exhibit 10 to the Form 10-Q filed on August 14, 2009 and incorporated herein by reference).

31.1	Rule 13a-14(a)/15d-14(a) Certification (Certification of President and Director). (filed herein)

31.2	Rule 13a-14(a)/15d-14(a) Certification (Certification of Chief Financial Officer). (filed herein)

32.1	Section 1350 Certification (Certification of President and Director). (filed herein)

32.2	Section 1350 Certification (Certification of Chief Financial Officer). (filed herein)

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

1010.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
DIVERSIFIED MULTI-ADVISOR FUTURES FUND L.P.

By:	Ceres Managed Futures LLC

(General Partner)

By:	/s/ Walter Davis

Walter Davis
President and Director
Date: November 14, 2011

By:	/s/ Brian Centner

Brian Centner
Chief Financial Officer
(Principal Accounting Officer)
Date: November 14, 2011