Form 10-Q
period 2012-03-31
DIVERSIFIED MULTI-ADVISOR FUTURES FUND L.P.
filed 2012-05-15
CIK 911503

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

522 5th Ave—14th Floor

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

Yes          No X

As of April 30, 2012, 13,531.7530 Limited Partnership Redeemable Units were outstanding.

DIVERSIFIED MULTI-ADVISOR FUTURES FUND L.P.

FORM 10-Q

INDEX

		Page Number
PART I – Financial Information:
Item 1.	Financial Statements:
	Statements of Financial Condition at March 31, 2012 (unaudited) and December 31, 2011	3
	Schedules of Investments at March 31, 2012 (unaudited) and December 31, 2011	4 – 5
	Statements of Income and Expenses and Changes in Partners’ Capital for the three months ended March 31, 2012 and 2011 (unaudited)	6
	Notes to Financial Statements (unaudited)	7 – 17
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18 – 20
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	21 – 27
Item 4.	Controls and Procedures	28

PART II – Other Information		29 – 33
Exhibits
31.1 Certification
31.2 Certification
32.1 Certification
32.2 Certification
101.INS XBRL Instance Document.
101.SCH XBRL Taxonomy Extension Schema Document.
101.CAL XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB XBRL Taxonomy Extension Label Linkbase Document.
1010.PRE XBRL Taxonomy Extension Presentation Linkbase Document.

PART I

Item 1. Financial Statements

Diversified Multi-Advisor Futures Fund L.P.

Statements of Financial Condition

	(Unaudited) March 31, 2012	December 31, 2011

Assets:
Investment in Funds, at fair value	$22,910,010	$23,867,820
Cash	176,388	152,571

Total assets	$23,086,398	$24,020,391

Liabilities and Partners’ Capital:
Liabilities:
Accrued expenses:
Brokerage fees	$105,813	$110,093
Management fees	35,478	36,790
Incentive fees	8,075	—
Other	116,395	90,567
Redemptions payable	596,499	257,831

Total liabilities	862,260	495,281

Partners’ Capital:
General Partner, 177.7568 unit equivalents outstanding at March 31, 2012 and December 31, 2011	286,196	291,459
Limited Partners, 13,625.7088 and 14,169.8681 Redeemable Units outstanding at March 31, 2012 and December 31, 2011, respectively	21,937,942	23,233,651

Total partners’ capital	22,224,138	23,525,110

Total liabilities and partners’ capital	$23,086,398	$24,020,391

Net asset value per unit	$1,610.04	$1,639.65

See accompanying notes to financial statements.

Diversified Multi-Advisor Futures Fund L.P.

Schedule of Investments

March 31, 2012

(Unaudited)

	Fair Value	% of Partners’ Capital
Investment in Funds
CMF Winton Master L.P.	$6,331,193	28.49%
CMF Willowbridge Argo Master Fund L.P.	3,940,335	17.73
CMF Graham Capital Master Fund L.P.	5,397,486	24.29
CMF Eckhardt Master Fund L.P.	6,426,384	28.92
CMF SandRidge Master Fund L.P.	814,612	3.66

Total investment in Funds, at fair value	$22,910,010	103.09%

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

Diversified Multi-Advisor Futures Fund L.P.

Statements of Income and Expenses and Changes in Partners’ Capital

(Unaudited)

	Three Months Ended March 31,
	2012	2011
Investment Income:
Interest income	$1,886	$5,627

Expenses:
Brokerage fees including clearing fees	344,844	427,097
Management fees	108,661	137,010
Incentive fees	8,075	—
Other expenses	46,647	39,713

Total expenses	508,227	603,820

Net investment income (loss)	(506,341)	(598,193)

Trading Results:
Net gains (losses) on trading of commodity interests and investment in Funds:
Net realized gains (losses) on investments in Funds	431,891	1,059,591
Change in net unrealized gains (losses) on investment in Funds	(343,489)	(752,633)

Total trading results from investment in Funds	88,402	306,958

Net income (loss)	(417,939)	(291,235)
Redemptions-Limited Partners	(883,033)	(500,848)

Net increase (decrease) in Partners’ Capital	(1,300,972)	(792,083)
Partners’ Capital, beginning of period	23,525,110	29,474,282

Partners’ Capital, end of period	$22,224,138	$28,682,199

Net asset value per unit (13,803.4656 and 15,659.8556 units outstanding at March 31, 2012 and 2011, respectively)	$1,610.04	$1,831.57

Net income (loss) per unit *	$(29.61)	$(18.41)

Weighted average units outstanding	14,267.9534	15,839.6443

*	Based on change in net asset value per unit.

See accompanying notes to unaudited financial statements.

Diversified Multi-Advisor Futures Fund L.P.

Notes to Financial Statements

March 31, 2012

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

Ceres Managed Futures LLC, a Delaware limited liability company, acts as the general partner (the “General Partner”) and commodity pool operator of the Partnership. The General Partner is wholly owned by Morgan Stanley Smith Barney Holdings LLC (“MSSB Holdings”). Morgan Stanley, indirectly through various subsidiaries, owns a majority equity interest in MSSB Holdings. Citigroup Inc.(“Citigroup”), indirectly owns a minority equity interest in MSSB Holdings. Citigroup also indirectly owns Citigroup Global Markets (“CGM”), the commodity broker for the Partnership. Prior to July 31, 2009, the date as of which MSSB Holdings became its owner, the General Partner was wholly owned by Citigroup Financial Products Inc., a wholly owned subsidiary of Citigroup Global Markets Holdings Inc., the sole owner of which is Citigroup.

As of March 31, 2012, all trading decisions are made for the Partnership by Willowbridge Associates, Inc. (“Willowbridge”), Winton Capital Management Limited (“Winton”), Graham Capital Management, L.P. (“Graham”), Eckhardt Trading Company (“Eckhardt”) and SandRidge Capital L.P. (“SandRidge”) (each an “Advisor” and collectively, the “Advisors”), each of which is a registered commodity trading advisor. Each Advisor is allocated a portion of the Partnership’s assets to manage. The Partnership invests the portion of its assets allocated to each of the Advisors indirectly through investments in the Funds.

The General Partner and each limited partner share in the profits and losses of the Partnership in proportion to the amount of Partnership interest owned by each, except that no limited partner is liable for obligations of the Partnership in excess of its capital contribution and profits or losses, if any, net of distributions.

The accompanying financial statements and accompanying notes are unaudited but, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the Partnership’s financial condition at March 31, 2012 and December 31, 2011, and the results of its operations and changes in partners’ capital for the three months ended March 31, 2012 and 2011. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. You should read these financial statements together with the financial statements and notes included in the Partnership’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) for the year ended December 31, 2011.

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

March 31, 2012

(Unaudited)

Due to the nature of commodity trading, the results of operations for the interim periods presented should not be considered indicative of the results that may be expected for the entire year.

2. Financial Highlights:

Changes in the net asset value per unit for the three months ended March 31, 2012 and 2011 were as follows:

	000000000	000000000
	Three Months Ended March 31,
	2012	2011
Net realized and unrealized gains (losses)*	$(18.29)	$(7.59)
Interest income	0.13	0.35
Expenses**	(11.45)	(11.17)

Increase (decrease) for the period	(29.61)	(18.41)
Net asset value per unit, beginning of period	1,639.65	1,849.98

Net asset value per unit, end of period	$1,610.04	$1,831.57

*	Includes brokerage fees and clearing fees.
**	Excludes brokerage fees and clearing fees.

	Three Months Ended March 31,
	2012		2011*****
Ratios to average net assets:***
Net Investment Income (loss)	(8.6)%		(8.3)%
Incentive fees	0.0	%******	—%

Net investment income (loss) before incentive fees****	(8.6)%		(8.3)%

Operating expenses	8.7%		8.4%
Incentive fees	0.0	%******	—%

Total expenses	8.7%		8.4%

Total return:
Total return before incentive fees	(1.8)%		(1.0)%
Incentive fees	(0.0	)%******	—%

Total return after incentive fees	(1.8)%		(1.0)%

***	Annualized (other than incentive fees).
****	Interest income less total expenses.
*****	The ratios are shown net and gross of incentive fees to conform to current period presentation.
******	Due to rounding.

The above ratios may vary for individual investors based on the timing of capital transactions during the period. Additionally, these ratios are calculated for the limited partner class using the limited partners’ share of income, expenses and average net assets.

Diversified Multi-Advisor Futures Fund L.P.

Notes to Financial Statements

March 31, 2012

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

The customer agreements between the Partnership/Funds and CGM gives the Partnership and the Funds the legal right to net unrealized gains and losses on open futures and exchange-cleared swaps and open forward contracts. The Funds net, for financial reporting purposes, the unrealized gains and losses on open futures and exchange-cleared swaps and on open forward contracts on the Funds’ Statements of Financial Condition as the criteria under Accounting Standards Codification (“ASC”) C 210 - 20, “Balance Sheet”, have been met.

Brokerage fees are calculated as a percentage of the Partnership’s adjusted net asset value on the last day of each month and are affected by trading performance and redemptions.

4. Fair Value Measurements:

Partnership’s and the Funds’ Investments. All commodity interests held by the Partnership (including derivative financial instruments and derivative commodity instruments), through the Partnership’s investment in the Funds, are held for trading purposes. The commodity interests are recorded on trade date and open contracts are recorded at fair value (as described below) at the measurement date. Investments in commodity interests denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing at the measurement date. Gains or losses are realized when contracts are liquidated. Unrealized gains or losses on open contracts are included as a component of equity in trading account on the Funds’ Statements of Financial Condition. Net realized gains or losses and any change in net unrealized gains or losses from the preceding period are reported in the Funds’ Statements of Income and Expenses and Changes in Partners’ Capital.

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

Effective January 1, 2012, the Partnership adopted Accounting Standards Update (“ASU”) 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in GAAP and International Financial Reporting Standards” (“IFRS”). The amendments within this ASU change the wording used to describe many of the requirements in GAAP for measuring fair value and for disclosing information about fair value measurements to eliminate unnecessary wording differences between GAAP and IFRS. However, some of the amendments clarify FASB’s intent about the application of existing fair value measurement requirements and other amendments change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. This new guidance did not have a significant impact on the Partnership’s financial statements.

Diversified Multi-Advisor Futures Fund L.P.

Notes to Financial Statements

March 31, 2012

(Unaudited)

The Partnership and the Funds consider prices for exchange-traded commodity futures, forwards and options contracts to be based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1). The values of non-exchange-traded forwards, swaps and certain options contracts for which market quotations are not readily available are priced by broker-dealers who derive fair values for those assets and liabilities from observable inputs (Level 2). Investments in funds (other commodity pools) with no other rights or obligations inherent within the ownership interest held by the Partnership are priced based on the end of the day net asset value (Level 2). The value of the Partnership’s investments in the Funds reflects its proportional interest in the Funds. As of and for the periods ended March 31, 2012 and December 31, 2011, the Partnership and the Funds did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3). There were no transfers of assets and liabilities between Level 1 and Level 2 during the quarter ended March 31, 2012.

	March 31, 2012	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Investment in Funds	$22,910,010	$—	$22,910,010	$—

Net fair value	$22,910,010	$—	$22,910,010	$—

	December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Investment in Funds	$23,867,820	$—	$23,867,820	$—

Net fair value	$23,867,820	$—	$23,867,820	$—

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

March 31, 2012

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

The General Partner is not aware of any material changes to the trading programs discussed above during the fiscal quarter ended March 31, 2012.

Winton Master’s, Willowbridge Master’s, Graham Master’s, Eckhardt Master’s and SandRidge Master’s (collectively, the “Funds”), trading of futures, forwards, swaps and options contracts, if applicable, on commodities is done primarily on U.S. commodity exchanges and foreign commodity exchanges. The Funds engage in such trading through commodity brokerage accounts maintained with CGM.

A limited partner of the Funds may withdraw all or part of its capital contribution and undistributed profits, if any, from the Funds in multiples of the net asset value per unit as of the end of any day (the “Redemption Date”) after a request for redemption has been made to the General Partner of the Funds at least three business days in advance of the Redemption Date. The units are classified as a liability when the limited partner elects to redeem and informs the Funds.

Management and incentive fees are charged at the Partnership level. All exchange, clearing, user, give-up, floor brokerage and National Futures Association fees (collectively the “clearing fees”) are borne by the Funds. All other fees including CGM’s direct brokerage fees are charged at the Partnership level.

As of March 31, 2012, the Partnership owned approximately 0.8%, 9.7%, 4.3%, 32.0% and 0.2% of Winton Master, Willowbridge Master, Graham Master, Eckhardt Master and SandRidge Master, respectively. As of December 31, 2011, the Partnership owned approximately 0.9%, 7.4%, 4.2%, 32.6% and 0.2% of Winton Master, Willowbridge Master, Graham Master, Eckhardt Master and SandRidge Master, respectively. It is the Partnership’s intention to continue to invest in the Funds. The performance of the Partnership is directly affected by the performance of the Funds. Expenses to investors as a result of the investment in the Funds are approximately the same and redemption rights are not affected.

Diversified Multi-Advisor Futures Fund L.P.

Notes to Financial Statements

March 31, 2012

(Unaudited)

Summarized information reflecting the total assets, liabilities and capital for the Funds is shown in the following tables.

	March 31, 2012
	Total Assets	Total Liabilities	Total Capital
Winton Master	$820,063,704	$3,108,679	$816,955,025
Willowbridge Master	40,497,338	58,093	40,439,245
Graham Master	126,414,592	815,596	125,598,996
Eckhardt Master	20,210,407	108,458	20,101,949
SandRidge Master	336,627,273	114,501	336,512,772

Total	$1,343,813,314	$4,205,327	$1,339,607,987

	December 31, 2011
	Total Assets	Total Liabilities	Total Capital
Winton Master	$822,377,909	$104,133	$822,273,776
Willowbridge Master	58,685,838	62,005	58,623,833
Graham Master	127,567,600	44,426	127,523,174
Eckhardt Master	20,578,273	71,694	20,506,579
SandRidge Master	303,638,504	7,192,752	296,445,752

Total	$1,332,848,124	$7,475,010	$1,325,373,114

Summarized information reflecting the net investment income (loss), total trading results and net income (loss) for the Funds is shown in the following tables.

	0000000000	0000000000	0000000000
	For the three months ended March 31, 2012
	Net Investment Income (loss)	Total trading results	Net Income (Loss)
Winton Master	$(150,144)	$(6,587,082)	$(6,737,226)
Willowbridge Master	(24,293)	(2,080,068)	(2,104,361)
Graham Master	(154,873)	3,061,669	2,906,796
Eckhardt Master	(50,920)	245,610	194,690
SandRidge Master	(232,244)	49,569,214	49,336,970

Total	$(612,474)	$44,209,343	$43,596,869

	,0000000000	,0000000000	,0000000000
	For the three months ended March 31, 2011
	Net Investment Income (loss)	Total trading results	Net Income (Loss)
Winton Master	$46,285	$22,234,532	$22,280,817
Willowbridge Master	(25,559)	6,874,935	6,849,376
Graham Master	(146,256)	(1,070,720)	(1,216,976)
Eckhardt Master	(54,656)	(273,717)	(328,373)
SandRidge Master	(250,105)	15,043,073	14,792,968

Total	$(430,291)	$42,808,103	$42,377,812

Summarized information reflecting the Partnership’s investment in, and the operations of the Funds is shown in the following tables.

	March 31, 2012		For the three months ended March 31, 2012				Investment Objective	Redemptions Permitted
	% of Partnership’s Net Assets	Fair Value	Income (Loss)	Expenses		Net Income (Loss)

Investment				Brokerage Fees	Other
Winton Master	28.49%	$6,331,193	$(43,904)	$1,639	$187	$(45,730)	Commodity Portfolio	Monthly
Willowbridge Master	17.73%	3,940,335	(196,310)	902	1,635	(198,847)	Commodity Portfolio	Monthly
Graham Master	24.29%	5,397,486	129,682	6,399	644	122,639	Commodity Portfolio	Monthly
Eckhardt Master	28.92%	6,426,384	84,082	11,179	5,808	67,095	Commodity Portfolio	Monthly
SandRidge Master	3.66%	814,612	116,738	360	142	116,236	Energy Portfolio	Monthly

Total		$22,910,010	$90,288	$20,479	$8,416	$61,393

	December 31, 2011		For the three months ended March 31, 2011				Investment Objective	Redemptions Permitted
	% of Partnership’s Net Assets	Fair Value	Income (Loss)	Expenses		Net Income (Loss)

Investment				Brokerage Fees	Other
Winton Master	29.78%	$7,005,510	$171,402	$961	$231	$170,210	Commodity Portfolio	Monthly
Willowbridge Master	18.42%	4,332,534	195,511	1,011	743	193,757	Commodity Portfolio	Monthly
Graham Master	22.89%	5,385,866	(41,844)	6,680	971	(49,495)	Commodity Portfolio	Monthly
Eckhardt Master	28.38%	6,676,098	(98,597)	13,867	5,747	(118,211)	Commodity Portfolio	Monthly
SandRidge Master	1.99%	467,812	86,113	1,238	417	84,458	Energy Portfolio	Monthly

Total		$23,867,820	$312,585	$23,757	$8,109	$280,719

Diversified Multi-Advisor Futures Fund L.P.

Notes to Financial Statements

March 31, 2012

(Unaudited)

6. Financial Instrument Risks:

In the normal course of business, the Partnership, through its investments in the Funds, is a party to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments. These financial instruments may include forwards, futures and options, whose values are based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash balances, to purchase or sell other financial instruments at specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange or over-the-counter (“OTC”). Exchange-traded instruments are standardized and include futures and certain forward and option contracts. OTC contracts are negotiated between contracting parties and include forward and certain option contracts. Specific market movements of commodities of futures contracts underlying an option cannot be predicted. The purchaser of an option may lose the entire premium paid for the option. The writer, or seller, of an option has unlimited risk. Each of these instruments is subject to various risks similar to those related to the underlying financial instruments including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange-traded instruments because of the greater risk of default by the counterparty to an OTC contract. The General Partner estimates at any given time approximately 4% to 12% of its contracts are traded OTC.

The risk to the limited partners that have purchased Redeemable Units is limited to the amount of their share of the Partnership’s net assets and undistributed profits. This limited liability is a result of the organization of the Partnership as a limited partnership under New York law.

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

The General Partner monitors and attempts to control the Funds’ risk exposure on a daily basis through financial, credit and risk management monitoring systems, and accordingly, believes that it has effective procedures for evaluating and limiting the credit and market risks to which the Funds may be subject. These monitoring systems generally allow the General Partner to statistically analyze actual trading results with risk-adjusted performance indicators and correlation statistics. In addition, online monitoring systems provide account analysis of futures, forwards and options contracts by sector, margin requirements, gain and loss transactions and collateral positions.

The majority of these financial instruments mature within one year of the inception date. However, due to the nature of the Funds’ businesses, these instruments may not be held to maturity.

Diversified Multi-Advisor Futures Fund L.P.

Notes to Financial Statements

March 31, 2012

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

Partnership’s and the Funds’ Investments. All commodity interests held by the Partnership (including derivative financial instruments and derivative commodity instruments), through the Partnership’s investment in the Funds, are held for trading purposes. The commodity interests are recorded on trade date and open contracts are recorded at fair value (as described below) at the measurement date. Investments in commodity interests denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing at the measurement date. Gains or losses are realized when contracts are liquidated. Unrealized gains or losses on open contracts are included as a component of equity in trading account on the Funds’ Statements of Financial Condition. Net realized gains or losses and any change in net unrealized gains or losses from the preceding period are reported in the Funds’ Statements of Income and Expenses and Changes in Partners’ Capital.

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

The Partnership and the Funds consider prices for exchange-traded commodity futures, forwards and options contracts to be based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1). The values of non-exchange-traded forwards, swaps and certain options contracts for which market quotations are not readily available are priced by broker-dealers who derive fair values for those assets and liabilities from observable inputs (Level 2). Investments in funds (other commodity pools) with no other rights or obligations inherent within the ownership interest held by the Partnership are priced based on the end of the day net asset value (Level 2). The value of the Partnership’s investments in the Funds reflects its proportional interest in the Funds. As of and for the periods ended March 31, 2012 and December 31, 2011, the Partnership and the Funds did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of the General Partner’s assumptions and internal valuation pricing models (Level 3).

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

March 31, 2012

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

March 31, 2012

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

In December 2011, FASB issued ASU 2011-11, “Disclosures about Offsetting Assets and Liabilities,” which creates a new disclosure requirement about the nature of an entity’s rights of setoff and the related arrangements associated with its financial instruments and derivative instruments. Entities are required to disclose both gross information and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. The objective of this disclosure is to facilitate comparisons between those entities that prepare their financial statements on the basis of GAAP and those entities that prepare their financial statements on the basis of IFRS. The disclosure requirements are effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. The Partnership should also provide the disclosures retrospectively for all comparative periods presented. The Partnership is currently evaluating the impact that the pronouncement would have on the financial statements.

Net Income (Loss) per unit. Net income (loss) per unit is calculated in accordance with investment company guidance. See Note 2, “ Financial Highlights”.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Partnership does not engage in sales of goods or services. Its only assets are its investments in the Funds and cash. The Funds’ only assets are their equity in trading accounts, consisting of cash and cash equivalents, net unrealized appreciation on open futures and exchange-cleared swaps contracts, net unrealized appreciation on forward contracts, commodity options, if applicable, and interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership, through its investments in the Funds. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred during the first quarter of 2012.

The Partnership’s capital consists of the capital contributions of the partners, as increased or decreased by net gains or losses on trading and by expenses, interest income, redemptions of Redeemable Units and distributions of profits, if any.

For the three months ended March 31, 2012, Partnership capital decreased 5.5% from $23,525,110 to $22,224,138. This decrease was attributable to a net loss from operations of $417,939 coupled with the redemptions of 544.1593 Redeemable Units totaling $883,033. Future redemptions could impact the amount of funds available for investment in the Funds in subsequent periods.

Critical Accounting Policies

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expense during the reporting period. Management believes that the estimates and assumptions utilized in preparing the financial statements are reasonable. Actual results could differ from those estimates. The Partnership’s/Funds’ significant accounting policies are described in detail in Note 7 of the Financial Statements.

The Partnership records all investments at fair value in its financial statements, with changes in fair value reported as a component of net realized gains (losses) and change in net unrealized gains (losses) in the Statements of Income and Expenses and Changes in Partners’ Capital.

Results of Operations

During the Partnership’s first quarter of 2012, the net asset value per unit decreased 1.8% from $1,639.65 to $1,610.04 as compared to a decrease of 1.0% in the first quarter of 2011. The Partnership experienced a net trading gain, through its investments in the Funds, before brokerage fees and related fees in the first quarter of 2012 of $88,402. Gains were primarily attributable to the trading by the Funds of commodity futures in energy, livestock and indices and were partially offset by losses in currencies, grains, U.S. and non-U.S. interest rates, metals and softs. The Partnership experienced a net trading gain, through its investments in the Funds before brokerage fees and related fees in the first quarter of 2011 of $306,958. Gains were primarily attributable to the trading by the Funds of commodity futures in energy, livestock, metals, indices and softs and were partially offset by losses in currencies, grains, U.S. and non-U.S. interest rates.

The most significant losses were recorded within the global interest rate sector during February and March from long positions in U.S., European, Japanese, and Australian fixed-income futures. During February, prices fell amid optimism that Greece would receive a second bailout, thereby diminishing demand for the relative “safety” of government bonds. Meanwhile, prices fell further during March after the U.S. Federal Reserve upwardly revised their U.S. economic outlook. Losses were experienced within the currency markets throughout the majority of the quarter. In January, short positions in the British pound, euro, and Swiss franc versus the U.S. dollar resulted in losses as the value of these currencies reversed higher against the U.S. dollar. During March, long positions in the Canadian dollar and Mexican peso versus the U.S. dollar resulted in losses as the value of these commodity-linked currencies fell against the U.S. dollar after concern over earnings in China reduced demand for higher-yielding currency assets. Within the metals markets, losses were recorded throughout the majority of the quarter from short positions aluminum and zinc futures as prices advanced on speculation metals demand will be supported by economic expansion in the U.S. and an easing credit policy in China. Elsewhere, losses were experienced from long positions in silver futures as prices declined on speculation that the U.S. Federal Reserve will refrain from offering additional stimulus as the economy recovers, eroding demand for the precious metal. Additional losses were incurred within the agricultural complex, primarily during January, from short positions in cocoa futures as prices advanced on concern supplies from the Ivory Coast may weaken. Meanwhile, losses were incurred from long positions in corn futures as prices declined on speculation that rising U.S. ethanol stockpiles will slow demand for the grain, boosting supply.

A portion of the Partnership’s losses for the quarter was offset by gains experienced within the energy sector from short positions in natural gas futures as prices dropped throughout the majority of the quarter amid ample inventories and mild weather across the U.S. Additional gains were experienced during February from long futures positions in RBOB (unleaded) gasoline and Brent crude as prices increased on concerns over inventory levels and rising tensions in the Middle East. Within the global stock index sector, gains were achieved throughout the majority of the quarter from long positions in U.S., European, and Pacific Rim equity index futures as prices were buoyed higher by better-than-expected economic reports in these regions. Prices also rose after China cut banks’ reserve requirements to fuel lending and the U.S. Federal Reserve Board raised its assessment of the U.S. economy.

Commodity markets are highly volatile. Broad and rapid price fluctuations and rapid inflation increases the risks involved in commodity trading, but also increase the possibility for profit. The profitability of the Funds depends on the existence of major price trends and the ability of the Advisors to identify those price trends correctly. Price trends are influenced by, among other things, changing supply and demand relationships, weather, governmental, agricultural, commercial and trade programs and policies, national and international political and economic events, and changes in interest rates. To the extent that market trends exist and the Advisors are able to identify them, the Funds expect to increase capital through operations.

Interest income on 80% of the average daily equity maintained in cash in the Funds’ brokerage accounts was earned at a 30-day U.S. Treasury bill rate determined weekly by CGM based on the average non-competitive yield on 3 month U.S. Treasury bills maturing in 30 days. Interest income from investment in the Funds for the three months ended March 31, 2012 decreased by $3,741, as compared to the corresponding period in 2011. The decrease in interest income is primarily due to lower U.S. Treasury bill rates during the three months ended March 31, 2012 as compared to the corresponding period in 2011. Interest earned by the Partnership will increase the net asset value of the Partnership. The amount of interest income earned by the Partnership depends on the average daily equity in the Partnership’s and the Funds’ accounts and upon interest rates over which neither the Partnership/Funds nor CGM has control.

Brokerage fees are calculated as a percentage of the Partnership’s adjusted net asset value as of the last day of each month and are affected by trading performance and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. Brokerage fees and clearing fees for the three months ended March 31, 2012 decreased by $82,253, as compared to the corresponding period in 2011. The decrease in brokerage fees is due to lower average net assets during the three months ended March 31, 2012 as compared to the corresponding period in 2011.

Management fees are calculated as a percentage of the Partnership’s adjusted net asset value as of the end of the month and are affected by trading performance and redemptions. Management fees for the three months ended March 31, 2012 decreased by $28,349, as compared to the corresponding period in 2011. The decrease in management fees is due to lower average net assets during the three months ended March 31, 2012 as compared to the corresponding period in 2011.

Incentive fees are based on the new trading profits generated by each Advisor at the end of the quarter as defined in the management agreements among the Partnership, the General Partner and each Advisor. Trading performance for the three months ended March 31, 2012 resulted in incentive fees of $8,075. There were no incentive fees earned for the three months ended March 31, 2011. An Advisor will not be paid incentive fees until the Advisor recovers the net loss incurred by the Advisor and earns additional new trading profits for the Partnership.

In allocating the assets of the Partnership among the trading advisors, the General Partner considers each Advisor’s past performance, trading style, volatility of markets traded and fee requirements. The General Partner may modify or terminate the allocation of assets among the trading advisors and may allocate assets to additional advisors at any time.

As of March 31, 2012 and December 31, 2011, the Partnership’s assets were allocated among the trading Advisors in the following approximate percentages:

Advisor	March 31, 2012	December 31, 2011
Winton Capital Management Limited	28%	30%
Willowbridge Associates Inc.	18%	18%
Graham Capital Management L.P	23%	23%
Eckhardt Trading Company	29%	28%
SandRidge Capital L.P.	2%	1%

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

The limited partners will not be liable for losses exceeding the current net asset value of their investment.

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

Value at Risk tables represent a probabilistic assessment of the risk of loss in market risk sensitive instruments. The Advisors currently trade the Partnership’s assets indirectly in master fund managed accounts, over which they have been granted limited authority to make trading decisions. The first two trading Value at Risk tables reflect the market sensitive instruments held by the Partnership indirectly, through its investments in the Funds. The remaining trading Value at Risk tables reflect the market sensitive instruments held by each Fund separately. There have been no material changes in the trading Value at Risk information previously disclosed in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2011. The following table indicates the trading Value at Risk associated with the Partnership’s open positions by market category as of March 31, 2012. As of March 31, 2012, the Partnership’s total capitalization was $22,224,138.

March 31, 2012

Market Sector	Value at Risk	% of Total Capitalization
Currencies	$600,764	2.70%
Energy	391,731	1.76%
Grains	112,955	0.51%
Indices	660,977	2.98%
Interest Rates U.S.	91,684	0.41%
Interest Rates Non-U.S.	526,601	2.37%
Livestock	6,364	0.03%
Lumber	156	0.00%*
Metals	177,517	0.80%
Softs	103,910	0.47%

Total	$2,672,659	12.03%

*	Due to rounding.

As of December 31, 2011, the Partnership’s total capitalization was $23,525,110.

December 31, 2011

Market Sector	Value at Risk	% of Total Capitalization
Currencies	$742,291	3.16%
Energy	201,599	0.86%
Grains	122,245	0.52%
Indices	264,489	1.12%
Interest Rates U.S.	271,332	1.15%
Interest Rates Non-U.S.	465,449	1.98%
Livestock	2,817	0.01%
Metals	245,117	1.04%
Softs	104,913	0.45%

Total	$2,420,252	10.29%

The following tables indicate the trading Value at Risk associated with the Partnership’s investments in the Funds by market category as of March 31, 2012 and December 31, 2011 and the highest, lowest and average value during the three months ended March 31, 2012 and during the twelve months ended December 31, 2011. All open position trading risk exposures of the Partnership have been included in calculating the figures set forth below. There have been no material changes in the trading Value at Risk information previously disclosed in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2011.

As of March 31, 2012, Winton Master’s total capitalization was $816,955,025, and the Partnership owned approximately 0.8% of Winton Master. As of March 31, 2012, Winton Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Winton for trading) was as follows:

March 31, 2012

			Three Months Ended March 31, 2012
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$32,770,243	4.01%	$34,270,494	$8,078,809	$30,155,496
Energy	10,850,962	1.33%	11,050,143	2,085,790	8,719,757
Grains	2,361,564	0.29%	4,371,245	1,505,551	3,030,813
Indices	23,591,477	2.89%	30,512,453	8,217,059	23,631,762
Interest Rates U.S.	3,822,340	0.47%	10,629,550	539,209	6,638,528
Interest Rates Non-U.S.	11,844,253	1.44%	21,596,400	3,615,228	14,305,649
Livestock	451,200	0.06%	451,200	44,375	401,100
Lumber	19,500	0.00%**	21,000	1,500	13,000
Metals	6,863,837	0.84%	9,553,925	6,413,729	7,630,585
Softs	1,859,527	0.23%	2,551,922	463,289	1,919,370

Total	$94,434,903	11.56%

*	Average of month-end Values at Risk.
**	Due to rounding.

As of December 31, 2011, Winton Master’s total capitalization was $822,273,776. The Partnership owned approximately 0.9% of Winton Master. As of December 31, 2011, Winton Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Winton for trading) was as follows:

December 31, 2011

			Twelve months ended December 31, 2011
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$19,312,483	2.35%	$19,312,483	$6,398,762	$12,470,587
Energy	1,525,274	0.19%	4,524,046	1,245,529	2,842,674
Grains	2,535,708	0.31%	4,371,245	540,481	2,326,464
Indices	6,526,149	0.79%	17,629,694	3,776,392	10,297,535
Interest Rates U.S.	5,466,250	0.67%	8,976,950	539,209	4,614,681
Interest Rates Non-U.S.	12,924,419	1.57%	15,134,879	2,448,536	8,402,040
Livestock	262,550	0.03%	340,400	42,650	213,377
Metals	6,253,557	0.76%	7,869,347	3,994,864	5,990,862
Softs	1,583,804	0.19%	2,456,982	329,218	1,207,483

Total	$56,390,194	6.86%

*	Annual average of month-end Values at Risk.

As of March 31, 2012, Willowbridge Master’s total capitalization was $40,439,245. The Partnership owned approximately 9.7% of Willowbridge Master. As of March 31, 2012, Willowbridge Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Willowbridge for trading) was as follows:

March 31, 2012

			Three Months Ended March 31, 2012
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$212,979	0.53%	$3,114,825	$212,979	$543,573
Energy	187,480	0.46%	3,518,500	187,480	414,493
Grains	204,250	0.51%	2,109,250	49,500	158,833
Interest Rates U.S.	31,875	0.08%	1,213,250	31,875	193,892
Livestock	25,200	0.06%	76,000	13,200	17,200
Softs	215,000	0.53%	2,629,700	37,700	177,433

Total	$876,784	2.17%

*	Average of month-end Values at Risk.

As of December 31, 2011, Willowbridge Master’s total capitalization was $58,623,833. The Partnership owned approximately 7.4% of Willowbridge Master. As of December 31, 2011, Willowbridge Master’s Value at Risk for its assets (including the Portion of the Partnership’s assets allocated to Willowbridge for trading) was as follows:

December 31, 2011

			Twelve months ended December 31, 2011
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$1,519,874	2.60%	$3,114,825	$191,750	$1,146,326
Energy	283,500	0.48%	4,681,000	144,000	1,513,100
Interest Rates U.S.	285,900	0.49%	1,654,100	108,350	417,625
Interest Rates Non-U.S.	813,981	1.39%	2,784,138	382,835	972,513
Metals	1,350,000	2.30%	4,137,702	272,000	1,716,030
Softs	481,250	0.82%	3,503,200	112,000	1,050,396

Total	$4,734,505	8.08%

*	Annual average of month-end Values at Risk.

As of March 31, 2012, Graham Master’s total capitalization was $125,598,996. The Partnership owned approximately 4.3% of Graham Master. As of March 31, 2012, Graham Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Graham for trading) was as follows:

March 31, 2012

			Three Months Ended March 31, 2012
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$2,932,243	2.33%	$14,645,028	$2,932,243	$4,034,576
Energy	3,313,986	2.64%	3,576,694	430,473	2,846,436
Grains	808,031	0.65%	1,548,650	436,750	904,239
Indices	7,212,315	5.74%	11,180,261	3,276,704	7,274,223
Interest Rates U.S.	190,045	0.15%	2,390,488	91,689	1,243,390
Interest Rates Non-U.S.	5,163,732	4.11%	6,411,562	813,077	5,317,338
Livestock	7,200	0.01%	63,600	1,200	10,400
Metals	1,595,641	1.27%	2,278,016	616,825	1,259,297
Softs	946,658	0.75%	999,000	241,774	739,956

Total	$22,169,851	17.65%

*	Average of month-end Values at Risk.

As of December 31, 2011, Graham Master’s total capitalization was $127,523,174. The Partnership owned approximately 4.2% of Graham Master. As of December 31, 2011, Graham Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Graham for trading) was as follows:

December 31, 2011

			Twelve months ended December 31, 2011
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$5,181,686	4.06%	$14,715,746	$1,934,690	$8,500,010
Energy	2,114,289	1.66%	2,114,289	430,473	1,224,336
Grains	1,611,500	1.27%	1,783,300	325,891	633,165
Indices	4,513,393	3.54%	11,180,261	924,448	3,873,039
Interest Rates U.S.	1,636,222	1.28%	4,564,925	91,689	1,397,376
Interest Rates Non-U.S.	5,486,252	4.30%	5,647,770	813,077	2,296,485
Livestock	10,800	0.01%	127,950	2,400	35,984
Metals	2,117,496	1.66%	2,219,604	616,825	1,237,109
Softs	987,729	0.77%	987,729	161,005	421,227

Total	$23,659,367	18.55%

*	Annual average of month-end Values at Risk.

As of March 31, 2012, Eckhardt Master’s total capitalization was $20,101,949. The Partnership owned approximately 32.0% of Eckhardt Master. As of March 31, 2012, Eckhardt Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Eckhardt for trading) was as follows:

March 31, 2012

			Three months ended March 31, 2012
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$599,552	2.98%	$1,671,011	$345,179	$672,001
Energy	383,400	1.91%	7,866,490	191,724	341,000
Grains	123,453	0.61%	528,082	5,000	123,971
Indices	506,610	2.52%	889,841	49,718	380,514
Interest Rates U.S.	155,755	0.78%	553,700	3,900	260,213
Interest Rates Non -U.S.	655,646	3.26%	655,646	21,132	436,580
Metals	168,732	0.84%	618,550	101,978	155,403
Softs	85,850	0.43%	124,357	29,700	66,283

Total	$2,678,998	13.33%

*	Average of month-end Values at Risk.

As of December 31, 2011, Eckhardt Master’s total capitalization was $20,506,579. The Partnership owned approximately 32.6% of Eckhardt Master. As of December 31, 2011, Eckhardt Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Eckhardt for trading) was as follows:

December 31, 2011

			Twelve months ended December 31, 2011
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

* Annual average of month-end Values at Risk.

As of March 31, 2012, SandRidge Master’s total capitalization was $336,512,772. The Partnership owned approximately 0.2% of SandRidge Master. As of March 31, 2012, SandRidge Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to SandRidge for trading) was as follows:

March 31, 2012

			Three Months Ended March 31, 2012
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Energy	$10,774,354	3.20%	$61,733,650	$2,425,471	$14,120,025

Total	$10,774,354	3.20%

* Average of month-end Values at Risk.

As of December 31, 2011, SandRidge Master’s total capitalization was $296,445,752. The Partnership owned approximately 0.2% of SandRidge Master. As of December 31, 2011, SandRidge Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to SandRidge for trading) was as follows:

December 31, 2011

			Twelve months ended December 31, 2011
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

The General Partner’s CEO and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2012 and, based on that evaluation, the General Partner’s CEO and CFO have concluded that, at that date, the Partnership’s disclosure controls and procedures were effective.

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

There were no changes in the Partnership’s internal control over financial reporting process during the fiscal quarter ended March 31, 2012 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The following information supplements and amends the discussion set forth under Part I, Item 3. “Legal Proceedings” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011. There are no material legal proceedings pending against the Partnership and the General Partner.

Subprime Mortgage-Related Litigation and Other Matters

On March 15, 2012, the United States Court of Appeals for the Second Circuit granted a stay of the district court proceedings pending resolution of the appeals in SEC v. CGMI. Additional information relating to this matter is publicly available in court filings under docket numbers 11 Civ. 7387 (S.D.N.Y.) (Rakoff, J.) and 11-5227 (2d Cir.).

Item 1A. Risk Factors.

There have been no material changes to the risk factors set forth under Part I, Item 1A. “Risk Factors” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The Partnership no longer offers Redeemable Units for sale.

The following chart sets forth the purchases of Redeemable Units by the Partnership.

Period	(a) Total Number of Units Purchased*	(b) Average Price Paid per Unit**	(c) Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Units that May Yet Be Purchased Under the Plans or Programs
January 1, 2012 — January 31, 2012	65.3425	$1,643.32	N/A	N/A
February 1, 2012 — February 29, 2012	108.3296	$1,653.80	N/A	N/A
March 1, 2012 — March 31, 2012	370.4872	$1,610.04	N/A	N/A
	544.1593	$1,622.75

*	Generally, limited partners are permitted to redeem their Redeemable Units as of the end of each month on three business days’ notice to the General Partner. Under certain circumstances, the General Partner can compel redemption although, to date, the General Partner has not exercised this right. Purchases of Redeemable Units by the Partnership reflected in the chart above were made in the ordinary course of the Partnership’s business in connection with effecting redemptions for limited partners.

**	Redemptions of Redeemable Units are effected as of the last day of each month at the net asset value per Redeemable Unit as of that day.

Item 3. Defaults Upon Senior Securities — None

Item 4. Mine Safety Disclosures — None

Item 5. Other Information — None

Item 6. Exhibits

3.1		Limited Partnership Agreement (filed as Exhibit 3.1 to the Registration Statement on Form S-1 filed on February 9, 1994 and incorporated herein by reference).

3.2	(a)	Certificate of Limited Partnership of the Partnership as filed in the office of the Secretary of State of the State of New York on October 13, 1993 (filed as Exhibit 3.2 to the Registration Statement on Form S-1 filed on February 9, 1994 and incorporated herein by reference).

	(b)	Certificate of Amendment of the Certificate of Limited Partnership of the Partnership as filed in the office of the Secretary of State of the State of New York, dated October 1, 1999 (filed as Exhibit 3.2(b) to the Form 10-Q filed on November 16, 2009 and incorporated herein by reference).

	(c)	Certificate of Amendment of the Certificate of Limited Partnership of the Partnership as filed in the office of the Secretary of State of the State of New York, dated May 21, 2003 (filed as Exhibit 3.2(c) to the Form 10-Q filed on November 16, 2009 and incorporated herein by reference).

	(d)	Certificate of Amendment of the Certificate of Limited Partnership of the Partnership as filed in the office of the Secretary of State of the State of New York, dated September 21, 2005 (filed as Exhibit 3.2(d) to the Form 10-Q filed on November 16, 2009 and incorporated herein by reference).

	(e)	Certificate of Amendment of the Certificate of Limited Partnership of the Partnership as filed in the office of the Secretary of State of the State of New York, dated September 19, 2008 (filed as Exhibit 3.2(e) to the Form 10-Q filed on November 16, 2009 and incorporated herein by reference).

	(f)	Certificate of Amendment of the Certificate of Limited Partnership of the Partnership as filed in the office of the Secretary of State of the State of New York, dated September 28, 2009 (filed as Exhibit 3.2(f) to the Form 8-K/A filed on April 14, 2010 and incorporated herein by reference).

	(g)	Certificate of Amendment of the Certificate of Limited Partnership of the Partnership as filed in the office of the Secretary of State of the State of New York, dated April 12, 2010 (filed as Exhibit 3.2(g) to the Form 8-K/A filed on April 14, 2010 and incorporated herein by reference).

	(h)	Certificate of Amendment of the Certificate of Limited Partnership of the Partnership as filed in the office of the Secretary of State of the State of New York, dated July 2, 2010 (filed as exhibit 3.1 to the Form 8-K filed on July 2, 2010 and incorporated herein by reference).

	(i)	Certificate of Amendment of the Certificate of Limited Partnership of the Partnership as filed in the office of the Secretary of State of the State of New York, dated September 2, 2011 (filed as exhibit 3.1 to the Form 8-K filed on September 9, 2011 and incorporated herein by reference).

10.1		Customer Agreement between the Partnership and Smith Barney Shearson Inc. (filed as Exhibit 10.1 to the Registration Statement on Form S-1 filed on February 9, 1994 and incorporated herein by reference).

10.2		Escrow Instructions relating to escrow of subscription funds (filed as Exhibit 10.3 to the Registration Statement on Form S-1 filed on February 9, 1994 and incorporated herein by reference).

10.3	(a)	Management Agreement among the Partnership, the General Partner and Willowbridge (filed as an exhibit to the Form 10-K filed on March 29, 2000 and incorporated herein by reference).

	(b)	Letter extending Management Agreement with Willowbridge from June 30, 2011 to June 30, 2012 (filed as Exhibit 10.3(b) to the Form 10-K filed on March 30, 2012 and incorporated herein by reference).

10.4	(a)	Management Agreement among the Partnership, the General Partner and Winton (filed as an exhibit to the Form 10-K filed on March 27, 2002 and incorporated herein by reference).

	(b)	Letter extending Management Agreement with Winton from June 30, 2011 to June 30, 2012 (filed as Exhibit 10.4(b) to the Form 10-K filed on March 30, 2012 and incorporated herein by reference).

10.5	(a)	Management Agreement among the Partnership, the General Partner and Graham (filed as an exhibit to the Form 10-K filed on March 27, 2002 and incorporated herein by reference).

	(b)	Letter extending Management Agreement with Graham from June 30, 2011 to June 30, 2012 (filed as Exhibit 10.5(b) to the Form 10-K filed on March 30, 2012 and incorporated herein by reference).

10.6	(a)	Management Agreement among the Partnership, the General Partner and Eckhardt (filed as an exhibit to the Form 10-Q filed on August 14, 2008 and incorporated herein by reference).

	(b)	Letter extending Management Agreement with Eckhardt from June 30, 2011 to June 30, 2012 (filed as Exhibit 10.6(b) to the Form 10-K filed on March 30, 2012 and incorporated herein by reference).

10.7	(a)	Management Agreement among the Partnership, the General Partner and SandRidge (filed as Exhibit 10.1 to the Form 8-K filed on June 2, 2009 and incorporated herein by reference).

	(b)	Letter extending Management Agreement with SandRidge from June 30, 2011 to June 30, 2012 (filed as Exhibit 10.7(b) to the Form 10-K filed on March 30, 2012 and incorporated herein by reference).

10.8		Joinder Agreement among the Partnership, the General Partner, CGM and Morgan Stanley Smith Barney LLC (filed as Exhibit 10 to the Form 10-Q filed on August 14, 2009 and incorporated herein by reference).

31.1		Rule 13a-14(a)/15d-14(a) Certification (Certification of President and Director). (filed herein)

31.2		Rule 13a-14(a)/15d-14(a) Certification (Certification of Chief Financial Officer). (filed herein)

32.1		Section 1350 Certification (Certification of President and Director). (filed herein)

32.2		Section 1350 Certification (Certification of Chief Financial Officer). (filed herein)

101.INS		XBRL Instance Document.

101.SCH		XBRL Taxonomy Extension Schema Document.

101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB		XBRL Taxonomy Extension Label Linkbase Document.

1010.PRE		XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIVERSIFIED MULTI-ADVISOR FUTURES FUND L.P.

By:	Ceres Managed Futures LLC
(General Partner)

By:	/s/ Walter Davis
Walter Davis
President and Director

Date: May 15, 2012

By:	/s/ Brian Centner
Brian Centner
Chief Financial Officer
(Principal Accounting Officer)

Date: May 15, 2012