Form 10-Q
period 2012-09-30
DIVERSIFIED MULTI-ADVISOR FUTURES FUND L.P.
filed 2012-11-14
CIK 911503

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

Yes          No X

As of October 31, 2012, 12,967.9693 Limited Partnership Redeemable Units were outstanding.

DIVERSIFIED MULTI-ADVISOR FUTURES FUND L.P.

FORM 10-Q

PART I

Item 1. Financial Statements

Diversified Multi-Advisor Futures Fund L.P.

Statements of Financial Condition

	(Unaudited) September 30, 2012	December 31, 2011

Assets:
Investment in Funds, at fair value	$21,680,492	$23,867,820
Cash	145,389	152,571

Total assets	$21,825,881	$24,020,391

Liabilities and Partners’ Capital:
Liabilities:
Accrued expenses:
Brokerage fees	$100,035	$110,093
Management fees	33,782	36,790
Other	76,567	90,567
Redemptions payable	82,444	257,831

Total liabilities	292,828	495,281

Partners’ Capital:
General Partner, 177.7568 unit equivalents outstanding at September 30, 2012 and December 31, 2011	287,950	291,459
Limited Partners, 13,115.0073 and 14,169.8681 Redeemable Units outstanding at September 30, 2012 and December 31, 2011, respectively	21,245,103	23,233,651

Total partners’ capital	21,533,053	23,525,110

Total liabilities and partners’ capital	$21,825,881	$24,020,391

Net asset value per unit	$1,619.91	$1,639.65

See accompanying notes to financial statements.

Diversified Multi-Advisor Futures Fund L.P.

Schedule of Investments

September 30, 2012

(Unaudited)

	Fair Value	% of Partners’ Capital
Investment in Funds
CMF Winton Master L.P.	$5,534,789	25.70%
CMF Willowbridge Argo Master Fund L.P.	4,359,078	20.24
CMF Graham Capital Master Fund L.P.	4,504,905	20.92
CMF Eckhardt Master Fund L.P.	6,500,861	30.19
CMF SandRidge Master Fund L.P.	780,859	3.63

Total investment in Funds, at fair value	$21,680,492	100.68%

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

Diversified Multi-Advisor Futures Fund L.P.

Statements of Income and Expenses and Changes in Partners’ Capital

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Investment Income:
Interest income	$2,736	$800	$7,041	$7,482

Expenses:
Brokerage fees including clearing fees	321,049	393,432	990,552	1,248,832
Management fees	104,296	126,713	316,801	400,154
Incentive fees	0	0	8,075	0
Other	24,285	51,275	122,585	146,428

Total expenses	449,630	571,420	1,438,013	1,795,414

Net investment income (loss)	(446,894)	(570,620)	(1,430,972)	(1,787,932)

Trading Results:
Net gains (losses) on trading of commodity interests and investment in Funds:
Net realized gains (losses) on investments in Funds	631,929	(198,748)	1,526,385	1,336,539
Change in net unrealized gains (losses) on investment in Funds	273,973	225,553	(365,656)	(1,269,138)

Total trading results from investment in Funds	905,902	26,805	1,160,729	67,401

Net income (loss)	459,008	(543,815)	(270,243)	(1,720,531)
Redemptions-Limited Partners	(388,299)	(621,309)	(1,721,814)	(1,856,712)

Net increase (decrease) in Partners’ Capital	70,709	(1,165,124)	(1,992,057)	(3,577,243)
Partners’ Capital, beginning of period	21,462,344	27,062,163	23,525,110	29,474,282

Partners’ Capital, end of period	$21,533,053	$25,897,039	$21,533,053	$25,897,039

Net asset value per unit (13,292.7641 and 14,923.4040 units outstanding at September 30, 2012 and 2011, respectively)	$1,619.91	$1,735.33	$1,619.91	$1,735.33

Net income (loss) per unit *	$33.19	$(36.51)	$(19.74)	$(114.65)

Weighted average units outstanding	13,440.0361	15,176.2755	13,805.8594	15,502.1917

*	Based on change in net asset value per unit.

See accompanying notes to unaudited financial statements.

Diversified Multi-Advisor Futures Fund L.P.

Notes to Financial Statements

September 30, 2012

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

As of September 30, 2012, all trading decisions are made for the Partnership by Willowbridge Associates, Inc. (“Willowbridge”), Winton Capital Management Limited (“Winton”), Graham Capital Management, L.P. (“Graham”), Eckhardt Trading Company (“Eckhardt”) and SandRidge Capital L.P. (“SandRidge”) (each an “Advisor” and collectively, the “Advisors”), each of which is a registered commodity trading advisor. Each Advisor is allocated a portion of the Partnership’s assets to manage. The Partnership invests the portion of its assets allocated to each of the Advisors indirectly through investments in the Funds.

The General Partner and each limited partner share in the profits and losses of the Partnership in proportion to the amount of Partnership interest owned by each, except that no limited partner is liable for obligations of the Partnership in excess of its capital contribution and profits or losses, if any, net of distributions.

The accompanying financial statements and accompanying notes are unaudited but, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the Partnership’s financial condition at September 30, 2012 and December 31, 2011, and the results of its operations and changes in partners’ capital for the three and nine months ended September 30, 2012 and 2011. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. You should read these financial statements together with the financial statements and notes included in the Partnership’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) for the year ended December 31, 2011.

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

September 30, 2012

(Unaudited)

Due to the nature of commodity trading, the results of operations for the interim periods presented should not be considered indicative of the results that may be expected for the entire year.

2. Financial Highlights:

Changes in the net asset value per unit for the three and nine months ended September 30, 2012 and 2011 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net realized and unrealized gains (losses)*	$42.56	$(24.84)	$12.11	$(80.00)
Interest income	0.20	0.05	0.51	0.47
Expenses**	(9.57)	(11.72)	(32.36)	(35.12)

Increase (decrease) for the period	33.19	(36.51)	(19.74)	(114.65)
Net asset value per unit, beginning of period	1,586.72	1,771.84	1,639.65	1,849.98

Net asset value per unit, end of period	$1,619.91	$1,735.33	$1,619.91	$1,735.33

*	Includes brokerage fees and clearing fees.
**	Excludes brokerage fees and clearing fees.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011*****	2012		2011*****
Ratios to average net assets:***
Net Investment Income (loss)	(8.1)%	(8.4)%	(8.4)%		(8.5)%
Incentive fees	—%	—%	0.0	%******	—%

Net investment income (loss) before incentive fees****	(8.1)%	(8.4)%	(8.4)%		(8.5)%

Operating expenses	8.1%	8.4%	8.5%		8.5%
Incentive fees	—%	—%	0.0	%******	—%

Total expenses	8.1%	8.4%	8.5%		8.5%

Total return:
Total return before incentive fees	2.1%	(2.1)%	(1.2)%		(6.2)%
Incentive fees	—%	—%	(0.0	)%******	—%

Total return after incentive fees	2.1%	(2.1)%	(1.2)%		(6.2)%

***	Annualized (other than incentive fees).
****	Interest income less total expenses.
*****	The ratios are shown net and gross of incentive fees to conform to current period presentation.
******	Due to rounding.

The above ratios may vary for individual investors based on the timing of capital transactions during the period. Additionally, these ratios are calculated for the limited partner class using the limited partners’ share of income, expenses and average net assets.

Diversified Multi-Advisor Futures Fund L.P.

Notes to Financial Statements

September 30, 2012

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

Diversified Multi-Advisor Futures Fund L.P.

Notes to Financial Statements

September 30, 2012

(Unaudited)

The Partnership and the Funds consider prices for exchange-traded commodity futures, forwards and options contracts to be based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1). The values of non-exchange-traded forwards, swaps and certain options contracts for which market quotations are not readily available are priced by broker-dealers who derive fair values for those assets and liabilities from observable inputs (Level 2). Investments in funds (other commodity pools) with no other rights or obligations inherent within the ownership interest held by the Partnership are priced based on the end of the day net asset value (Level 2). The value of the Partnership’s investments in the Funds reflects its proportional interest in the Funds. As of and for the periods ended September 30, 2012 and December 31, 2011, the Partnership and the Funds did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3). There were no transfers of assets and liabilities between Level 1 and Level 2 during the nine months ended September 30, 2012.

	September 30, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Investment in Funds	$21,680,492	$—	$21,680,492	$—

Net fair value	$21,680,492	$—	$21,680,492	$—

	December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Investment in Funds	$23,867,820	$—	$23,867,820	$—

Net fair value	$23,867,820	$—	$23,867,820	$—

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

September 30, 2012

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

The General Partner is not aware of any material changes to the trading programs discussed above during the fiscal quarter ended September 30, 2012.

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

As of September 30, 2012, the Partnership owned approximately 0.7%, 10.1%, 4.9%, 31.2% and 0.3% of Winton Master, Willowbridge Master, Graham Master, Eckhardt Master and SandRidge Master, respectively. As of December 31, 2011, the Partnership owned approximately 0.9%, 7.4%, 4.2%, 32.6% and 0.2% of Winton Master, Willowbridge Master, Graham Master, Eckhardt Master and SandRidge Master, respectively. It is the Partnership’s intention to continue to invest in the Funds. The performance of the Partnership is directly affected by the performance of the Funds. Expenses to investors as a result of the investment in the Funds are approximately the same and redemption rights are not affected.

Diversified Multi-Advisor Futures Fund L.P.

Notes to Financial Statements

September 30, 2012

(Unaudited)

Summarized information reflecting the total assets, liabilities and capital for the Funds is shown in the following tables.

	September 30, 2012
	Total Assets	Total Liabilities	Total Capital
Winton Master	$779,216,183	$5,928,303	$773,287,880
Willowbridge Master	43,137,151	51,975	43,085,176
Graham Master	95,924,800	3,450,230	92,474,570
Eckhardt Master	20,974,138	155,310	20,818,828
SandRidge Master	311,313,835	16,909,222	294,404,613

Total	$1,250,566,107	$26,495,040	$1,224,071,067

	December 31, 2011
	Total Assets	Total Liabilities	Total Capital
Winton Master	$822,377,909	$104,133	$822,273,776
Willowbridge Master	58,685,838	62,005	58,623,833
Graham Master	127,567,600	44,426	127,523,174
Eckhardt Master	20,578,273	71,694	20,506,579
SandRidge Master	303,638,504	7,192,752	296,445,752

Total	$1,332,848,124	$7,475,010	$1,325,373,114

Summarized information reflecting the net investment income (loss), total trading results and net income (loss) for the Funds is shown in the following tables.

	For the three months ended September 30, 2012
	Net Investment Income (Loss)	Total Trading Results	Net Income (Loss)
Winton Master	$(104,610)	$12,887,957	$12,783,347
Willowbridge Master	(25,369)	1,523,607	1,498,238
Graham Master	(76,849)	1,524,964	1,448,115
Eckhardt Master	(28,830)	1,967,793	1,938,963
SandRidge Master	(212,727)	(19,078,252)	(19,290,979)

Total	$(448,385)	$(1,173,931)	$(1,622,316)

	For the nine months ended September 30, 2012
	Net Investment Income (Loss)	Total Trading Results	Net Income (Loss)
Winton Master	$(403,260)	$(30,088,509)	$(30,491,769)
Willowbridge Master	(76,478)	2,997,608	2,921,130
Graham Master	(337,956)	566,270	228,314
Eckhardt Master	(118,720)	3,074,933	2,956,213
SandRidge Master	(592,387)	29,005,472	28,413,085

Total	$(1,528,801)	$5,555,774	$4,026,973

	For the three months ended September 30, 2011
	Net Investment Income (Loss)	Total Trading Results	Net Income (Loss)
Winton Master	$(115,599)	$65,557,693	$65,442,094
Willowbridge Master	(26,164)	6,231,581	6,205,417
Graham Master	(213,853)	(7,001,386)	(7,215,239)
Eckhardt Master	(36,609)	(2,067,641)	(2,104,250)
SandRidge Master	(153,758)	18,193,702	18,039,944

Total	$(545,983)	$80,913,949	$(80,367,966)

	For the nine months ended September 30, 2011
	Net Investment Income (Loss)	Total Trading Results	Net Income (Loss)
Winton Master	$(172,947)	$76,099,292	$75,926,345
Willowbridge Master	(96,550)	21,510,516	21,413,966
Graham Master	(596,969)	(15,857,052)	(16,454,021)
Eckhardt Master	(153,299)	(2,439,928)	(2,593,227)
SandRidge Master	(584,251)	48,322,928	47,738,677

Total	$(1,604,016)	$127,635,756	$126,031,740

Summarized information reflecting the Partnership’s investment in, and the operations of the Funds is shown in the following tables.

	September 30, 2012		For the three months ended September 30, 2012
	% of Partnership’s Capital			Expenses		Net Income (Loss)
Investment		Fair Value	Income (Loss)	Commissions	Other		Investment Objective	Redemptions Permitted
Winton Master	25.70%	$5,534,789	$105,908	$1,458	$125	$104,325	Commodity Portfolio	Monthly
Willowbridge Master	20.24%	4,359,078	147,334	1,001	2,058	144,275	Commodity Portfolio	Monthly
Graham Master	20.92%	4,504,905	52,968	3,120	1,112	48,736	Commodity Portfolio	Monthly
Eckhardt Master	30.19%	6,500,861	619,442	5,606	4,223	609,613	Commodity Portfolio	Monthly
SandRidge Master	3.63%	780,859	(17,014)	454	203	(17,671)	Energy Portfolio	Monthly

Total		$21,680,492	$908,638	$11,639	$7,721	$889,278

	September 30, 2012		For the nine months ended September 30, 2012				Investment Objective	Redemptions Permitted
	% of Partnership’s Capital	Fair Value	Income (Loss)	Expenses		Net Income (Loss)

Investment				Brokerage Fees	Other
Winton Master	25.70%	$5,534,789	$(213,073)	$4,883	$451	$(218,407)	Commodity Portfolio	Monthly
Willowbridge Master	20.24%	4,359,078	297,238	3,056	5,731	288,451	Commodity Portfolio	Monthly
Graham Master	20.92%	4,504,905	(376)	13,934	2,567	(16,877)	Commodity Portfolio	Monthly
Eckhardt Master	30.19%	6,500,861	986,501	24,165	15,736	946,600	Commodity Portfolio	Monthly
SandRidge Master	3.63%	780,859	97,480	973	466	96,041	Energy Portfolio	Monthly

Total		$21,680,492	$1,167,770	$47,011	$24,951	$1,095,808

	December 31, 2011		For the three months ended September 30, 2011
	% of Partnership’s Capital			Expenses		Net Income (Loss)
Investment		Fair Value	Income (Loss)	Commissions	Other		Investment Objective	Redemptions Permitted
Winton Master	29.78%	$7,005,510	$540,719	$1,029	$179	$539,511	Commodity Portfolio	Monthly
Willowbridge Master	18.42%	4,332,534	362,755	793	858	361,104	Commodity Portfolio	Monthly
Graham Master	22.89%	5,385,866	(297,030)	8,274	966	(306,270)	Commodity Portfolio	Monthly
Eckhardt Master	28.38%	6,676,098	(672,809)	7,365	4,789	(684,963)	Commodity Portfolio	Monthly
SandRidge Master	1.99%	467,812	93,970	430	400	93,140	Energy Portfolio	Monthly

Total		$23,867,820	$27,605	$17,891	$7,192	$2,522

	December 31, 2011		For the nine months ended September 30, 2011				Investment Objective	Redemptions Permitted
	% of Partnership’s Capital	Fair Value	Income (Loss)	Expenses		Net Income (Loss)

Investment				Brokerage Fees	Other
Winton Master	29.78%	$7,005,510	$611,151	$2,950	$545	$607,656	Commodity Portfolio	Monthly
Willowbridge Master	18.42%	4,332,534	603,586	3,103	2,164	598,319	Commodity Portfolio	Monthly
Graham Master	22.89%	5,385,866	(611,592)	24,066	2,510	(638,168)	Commodity Portfolio	Monthly
Eckhardt Master	28.38%	6,676,098	(803,203)	35,762	16,521	(855,486)	Commodity Portfolio	Monthly
SandRidge Master	1.99%	467,812	274,941	2,337	1,300	271,304	Energy Portfolio	Monthly

Total		$23,867,820	$74,883	$68,218	$23,040	$(16,375)

Diversified Multi-Advisor Futures Fund L.P.

Notes to Financial Statements

September 30, 2012

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

September 30, 2012

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

The Partnership and the Funds consider prices for exchange-traded commodity futures, forwards and options contracts to be based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1). The values of non-exchange-traded forwards, swaps and certain options contracts for which market quotations are not readily available are priced by broker-dealers who derive fair values for those assets and liabilities from observable inputs (Level 2). Investments in funds (other commodity pools) with no other rights or obligations inherent within the ownership interest held by the Partnership are priced based on the end of the day net asset value (Level 2). The value of the Partnership’s investments in the Funds reflects its proportional interest in the Funds. As of and for the periods ended September 30, 2012 and December 31, 2011, the Partnership and the Funds did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of the General Partner’s assumptions and internal valuation pricing models (Level 3). There were no transfers of assets and liabilities between Level 1 and Level 2 during the nine months ended September 30, 2012.

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

September 30, 2012

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

The Funds do not isolate the portion of the results of operations arising from the effect of changes in foreign exchange rates on investments from fluctuations from changes in market prices of investments held. Such fluctuations are included in net income (loss) on investments in the Statements of Income and Expenses and Changes in Partners’ Capital.

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

September 30, 2012

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

The Partnership files U.S. federal and various state and local tax returns. No income tax returns are currently under examination. The 2009 through 2011 tax years remain subject to examination by U.S. federal and most state tax authorities. The General Partner does not believe that there are any uncertain tax positions that require recognition of a tax liability.

Subsequent Events. The General Partner evaluates events that occur after the balance sheet date but before financial statements are filed. The General Partner has assessed the subsequent events through the date of filing and determined that there were no subsequent events requiring adjustment of or disclosure in the financial statements.

Recent Accounting Pronouncements. In October 2011, FASB issued a proposed ASU intended to improve and converge financial reporting by setting forth consistent criteria for determining whether an entity is an investment company. Under longstanding GAAP, investment companies carry all of their investments at fair value, even if they hold a controlling interest in another company. The primary changes being proposed by FASB relate to which entities would be considered investment companies as well as certain disclosure and presentation requirements. In addition to the changes to the criteria for determining whether an entity is an investment company, FASB also proposes that an investment company consolidate another investment company if it holds a controlling financial interest in the entity. In August 2012, the FASB updated the proposed ASU to state that entities regulated under the Investment Company Act of 1940 should qualify to be investment companies within the proposed investment company guidance. The Partnership will evaluate the impact that this proposed update would have on the financial statements once the pronouncement is issued.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Partnership does not engage in sales of goods or services. Its only assets are its investments in the Funds and cash. The Funds’ only assets are their equity in trading accounts, consisting of cash and cash margin, net unrealized appreciation on open futures and exchange-cleared swaps contracts, net unrealized appreciation on forward contracts and commodity options, if applicable, and interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership, through its investments in the Funds. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred during the third quarter of 2012.

The Partnership’s capital consists of the capital contributions of the partners, as increased or decreased by net gains or losses on trading and by expenses, interest income, redemptions of Redeemable Units and distributions of profits, if any.

For the nine months ended September 30, 2012, Partnership capital decreased 8.5% from $23,525,110 to $21,533,053. This decrease was attributable to a net loss of $270,243 coupled with the redemptions of 1,054.8608 Redeemable Units totaling $1,721,814. Future redemptions could impact the amount of funds available for investment in the Funds in subsequent periods.

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

Results of Operations

During the Partnership’s third quarter of 2012, the net asset value per unit increased 2.1% from $1,586.72 to $1,619.91 as compared to a decrease of 2.1% in the third quarter of 2011. The Partnership experienced a net trading gain, through its investments in the Funds, before brokerage fees and related fees in the third quarter of 2012 of $905,902. Gains were primarily attributable to the trading by the Funds of commodity futures in currencies, grains, U.S. and non-U.S. interest rates, metals and indices and were partially offset by losses in energy, livestock and softs. The Partnership experienced a net trading gains, through its investments in the Funds before brokerage fees and related fees in the third quarter of 2011 of $26,805. Gains were primarily attributable to the trading by the Funds of commodity futures in U.S. and non-U.S. interest rates and metals and were partially offset by losses in currencies, energy, grains, livestock, softs and indices.

The most significant gains were experienced within the global interest rate sector, primarily during July, from long positions in European and U.S. fixed income futures as prices advanced as a euro-area report showing inflation held at the slowest since February 2011 added to signs the region is headed for a recession. Additional gains were recorded as prices of European and U.S. fixed income futures continued to move higher after Germany’s top court said it will take more than eight weeks to rule on the euro-area’s bailout fund, holding up crisis resolution efforts and boosting demand for the relative “safety” of government debt. Gains were also experienced within the agricultural markets, primarily during July, from long positions in corn and soybean futures as corn futures prices advanced to an all-time high and soybean futures prices reached the highest level since July 2008 as a heat wave and drought in the U.S. Midwest threatened to limit output. Meanwhile, prices of corn futures continued to rise on increased demand for corn imports by Asian nations including China. Gains in this sector were also experienced from long positions in wheat futures. Within the stock indices sector, gains were recorded throughout the majority of the quarter from long positions in U.S. equity index futures as prices moved higher, sending the Standard & Poor’s 500 Index to the highest level since 2007, as the U.S. Federal Reserve’s plan to buy mortgage securities fueled demand for “riskier” assets. Additional gains were recorded from long European equity index futures positions. Within the metals sector, gains were experienced throughout the majority of the quarter from long positions in gold futures as prices climbed to a 6-month high as government data showed the U.S. added fewer jobs than forecast, spurring speculation that the U.S. Federal Reserve will expand stimulus measures to boost the labor market. Gains were also experienced within the currency sector, primarily during July and September, due to long positions in the British pound and Mexican peso versus the U.S. dollar after the U.S. dollar declined amid the U.S. Federal Reserve announcement of bond buying to bolster the economy in a program of quantitative easing that tends to debase the currency. A portion of the Partnership’s gains during the quarter was offset by losses incurred within the energy sector, primarily during July and September, from short positions in natural gas futures as prices rose to as forecasts for cooler U.S. Midwest weather signaled higher demand for the heating fuel. Within the soft commodities sector, losses were incurred throughout the majority of the quarter from short positions in coffee futures as prices advanced on speculation that supplies will tighten in South America, the world’s top coffee producing region.

During the Partnership’s nine months ended September 30, 2012, the net asset value per unit decreased 1.2% from $1,639.65 to $1,619.91 as compared to a decrease of 6.2% during the nine months ended September 30, 2011. The Partnership experienced a net trading gain before brokerage fees and related fees for the nine months ended September 30, 2012 of $1,160,729. Gains were primarily attributable to the trading by the Funds of commodity futures in energy, grains, U.S. and non-U.S. interest rates and indices and were partially offset by losses in currencies, livestock, metals and softs. The Partnership experienced a net trading gain before brokerage fees and related fees for the nine months ended September 30, 2011 of $67,401. Gains were primarily attributable to the trading by the Funds of commodity futures in U.S. and non-U.S. interest rates, metals and softs and were partially offset by losses in currencies, energy grains, livestock and indices.

The most significant losses were incurred within the currency sector, primarily during June, from short positions in the British pound versus the U.S. dollar as the value of the British pound advanced as European Union leaders eased terms on loans to Spanish banks, taking a step towards resolving the region’s debt crisis. Elsewhere, losses were incurred from short positions in the Japanese yen and Canadian dollar versus the U.S. dollar as the value of these currencies also advanced. Within the metals sector, losses were incurred primarily during January and February from long positions in silver futures as prices declined on speculation that the U.S. Federal Reserve will refrain from offering additional stimulus as the economy recovers, eroding demand for the precious metal. Within the soft commodities sector, losses were incurred throughout the majority of the first nine months of the year from positions in sugar futures as prices moved without any consistent direction amid weather related concerns. The Partnership’s losses during the first nine months of the year were offset by gains achieved within the global interest rate sector, primarily during April and May, from long positions in European, U.S., and Australian fixed-income futures as prices advanced as Greece failed to form a unified government, increasing concern Europe’s debt crisis is worsening and spurring demand for the relative “safety” of government debt. Additional gains in this market sector were recorded during July from long positions in European and U.S. interest rate futures. Gains were also experienced in the energy sector, primarily during February, from short positions in natural gas futures as prices dropped amid ample inventories and mild weather across the U.S. Gains were also experienced within the agricultural markets, primarily during July, from long positions in soybean futures as prices reached the highest level since July 2008 as a heat wave and drought in the U.S. Midwest threatened to limit output. Gains were also experienced in the agricultural markets from long positions in wheat futures. Within the stock indices sector, gains were recorded throughout the majority of the third quarter from long positions in U.S. equity index futures as prices moved higher, sending the Standard & Poor’s 500 Index to the highest level since 2007, as the U.S. Federal Reserve’s plan to buy mortgage securities fueled demand for “riskier” assets. Elsewhere, further gains were recorded from long positions in European equity index futures as prices advanced.

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

Interest income on 80% of the average daily equity maintained in cash in the Funds’ brokerage accounts was earned at a 30-day U.S. Treasury bill rate determined weekly by CGM based on the average non-competitive yield on 3 month U.S. Treasury bills maturing in 30 days. Interest income from investment in the Funds for the three months ended September 30, 2012 increased by $1,936, as compared to the corresponding period in 2011. The increase in interest income was primarily due to higher U.S. Treasury bill rates during the three months ended September 30, 2012 as compared to the corresponding period in 2011. Interest income from investment in the Funds decreased by $441 for the nine months ended September 30, 2012 as compared to the corresponding period in 2011. The decrease in interest income is primarily due to lower average net assets during the nine months ended September 30, 2012 as compared to the corresponding period in 2011. Interest earned by the Partnership will increase the net asset value of the Partnership. The amount of interest income earned by the Partnership depends on the average daily equity in the Partnership’s and the Funds’ accounts and upon interest rates over which neither the Partnership/Funds nor CGM has control.

Brokerage fees are calculated as a percentage of the Partnership’s adjusted net asset value as of the end of each month and are affected by trading performance and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. Brokerage fees and clearing fees for the three and nine months ended September 30, 2012 decreased by $72,383 and $258,280, respectively as compared to the corresponding periods in 2011. The decrease in brokerage fees is due to lower average net assets during the three and nine months ended September 30, 2012 as compared to the corresponding periods in 2011.

Management fees are calculated as a percentage of the Partnership’s adjusted net asset value as of the end of the month and are affected by trading performance and redemptions. Management fees for the three and nine months ended September 30, 2012 decreased by $22,417 and $83,353, respectively, as compared to the corresponding periods in 2011. The decrease in management fees is due to lower average net assets during the three and nine months ended September 30, 2012 as compared to the corresponding periods in 2011.

Incentive fees are based on the new trading profits generated by each Advisor at the end of the quarter as defined in the management agreements among the Partnership, the General Partner and each Advisor. Trading performance for the three and nine months ended September 30, 2012 resulted in incentive fees of $0 and $8,075, respectively. There were no incentive fees earned for the three and nine months ended September 30, 2011.

In allocating the assets of the Partnership among the trading advisors, the General Partner considers each Advisor’s past performance, trading style, volatility of markets traded and fee requirements. The General Partner may modify or terminate the allocation of assets among the trading advisors and may allocate assets to additional advisors at any time.

As of September 30, 2012 and June 30, 2012, the Partnership’s assets were allocated among the trading Advisors in the following approximate percentages:

Advisor	September 30, 2012	June 30, 2012
Winton Capital Management Limited	25%	27%
Willowbridge Associates Inc.	20%	19%
Graham Capital Management L.P	21%	22%
Eckhardt Trading Company	30%	30%
SandRidge Capital L.P.	4%	2%

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

Value at Risk tables represent a probabilistic assessment of the risk of loss in market risk sensitive instruments. The Advisors currently trade the Partnership’s assets indirectly in master fund managed accounts, over which they have been granted limited authority to make trading decisions. The first two trading Value at Risk tables reflect the market sensitive instruments held by the Partnership indirectly, through its investments in the Funds. The remaining trading Value at Risk tables reflect the market sensitive instruments held by each Fund separately. There have been no material changes in the trading Value at Risk information previously disclosed in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2011. The following tables indicate the trading Value at Risk associated with the Partnership’s open positions by market category as of September 30, 2012 and December 31, 2011. As of September 30, 2012, the Partnership’s total capitalization was $21,533,053.

September 30, 2012

Market Sector	Value at Risk	% of Total Capitalization
Currencies	$720,887	3.35%
Energy	277,341	1.29%
Grains	167,651	0.78%
Indices	623,960	2.90%
Interest Rates U.S.	279,217	1.30%
Interest Rates Non-U.S.	513,583	2.38%
Livestock	6,235	0.03%
Lumber	44	0.00%*
Metals	235,169	1.09%
Softs	73,091	0.34%

Total	$2,897,178	13.46%

*	Due to rounding.

As of December 31, 2011, the Partnership’s total capitalization was $23,525,110.

December 31, 2011

Market Sector	Value at Risk	% of Total Capitalization
Currencies	$742,291	3.16%
Energy	201,599	0.86%
Grains	122,245	0.52%
Indices	264,489	1.12%
Interest Rates U.S.	271,332	1.15%
Interest Rates Non-U.S.	465,449	1.98%
Livestock	2,817	0.01%
Metals	245,117	1.04%
Softs	104,913	0.45%

Total	$2,420,252	10.29%

The following tables indicate the trading Value at Risk associated with the Partnership’s investments in the Funds by market category as of September 30, 2012 and December 31, 2011 and the highest, lowest and average value during the three months ended September 30, 2012 and during the twelve months ended December 31, 2011. All open position trading risk exposures of the Partnership have been included in calculating the figures set forth below. There have been no material changes in the trading Value at Risk information previously disclosed in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2011.

As of September 30, 2012, Winton Master’s total capitalization was $773,287,880, and the Partnership owned approximately 0.7% of Winton Master. As of September 30, 2012, Winton Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Winton for trading) was as follows:

September 30, 2012

			Three Months Ended September 30, 2012
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$34,190,052	4.42%	$34,827,068	$29,367,863	$32,782,808
Energy	4,444,303	0.58%	5,408,240	2,290,040	3,876,437
Grains	7,985,391	1.03%	8,043,023	5,816,299	7,107,620
Indices	25,066,468	3.24%	25,066,468	6,373,580	16,304,465
Interest Rates U.S.	12,862,800	1.66%	13,743,425	12,519,050	13,117,117
Interest Rates Non-U.S.	18,406,417	2.38%	19,637,084	17,185,649	18,409,717
Livestock	468,800	0.06%	474,550	426,615	461,695
Lumber	6,250	0.00%**	16,250	1,250	6,250
Metals	6,963,454	0.90%	11,535,119	5,176,271	8,139,101
Softs	1,793,839	0.23%	2,076,289	1,793,839	1,911,806

Total	$112,187,774	14.50%

*	Average of month-end Values at Risk.
**	Due to rounding.

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

As of September 30, 2012, Willowbridge Master’s total capitalization was $43,085,176. The Partnership owned approximately 10.1% of Willowbridge Master. As of September 30, 2012, Willowbridge Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Willowbridge for trading) was as follows:

September 30, 2012

			Three Months Ended September 30, 2012
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$671,388	1.56%	$673,396	$164,000	$453,834
Energy	98,400	0.23%	318,200	98,400	138,867
Grains	183,731	0.43%	505,250	66,625	380,160
Interest Rates U.S.	55,350	0.13%	113,519	28,000	49,733
Interest Rates Non-U.S.	24,828	0.06%	575,284	24,828	248,058
Livestock	24,000	0.05%	25,200	24,000	24,000
Metals	953,250	2.21%	999,750	268,857	752,229
Softs	82,400	0.19%	292,300	78,750	165,733

Total	$2,093,347	4.86%

*	Average of month-end Values at Risk.

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

As of September 30, 2012, Graham Master’s total capitalization was $92,474,570. The Partnership owned approximately 4.9% of Graham Master. As of September 30, 2012, Graham Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Graham for trading) was as follows:

September 30, 2012

			Three Months Ended September 30, 2012
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$2,567,494	2.78%	$4,733,601	$2,153,005	3,523,033
Energy	1,048,265	1.13%	1,446,040	328,716	958,017
Grains	736,750	0.80%	1,199,925	694,650	863,867
Indices	5,066,164	5.48%	5,399,465	3,650,988	4,751,021
Interest Rates U.S.	1,287,925	1.39%	1,827,200	1,011,300	1,466,600
Interest Rates Non-U.S.	3,253,133	3.52%	3,871,167	2,704,921	3,450,631
Livestock	10,800	0.01%	35,175	8,550	17,642
Metals	949,025	1.03%	2,984,515	661,356	1,897,484
Softs	705,600	0.76%	970,701	454,083	717,721

Total	$15,625,156	16.90%

*	Average of month-end Values at Risk.

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

As of September 30, 2012, Eckhardt Master’s total capitalization was $20,818,828. The Partnership owned approximately 31.2% of Eckhardt Master. As of September 30, 2012, Eckhardt Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Eckhardt for trading) was as follows:

September 30, 2012

			Three months ended September 30, 2012
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$922,883	4.43%	$1,071,074	$724,883	$868,887
Energy	384,300	1.85%	407,700	133,170	308,657
Grains	183,000	0.88%	273,678	132,250	198,691
Indices	641,834	3.08%	674,922	433,616	576,305
Interest Rates U.S.	386,150	1.86%	551,825	130,300	428,808
Interest Rates Non -U.S.	714,189	3.43%	719,853	137,819	530,915
Metals	139,887	0.67%	316,501	83,378	195,621
Softs	56,529	0.27%	111,543	25,033	67,130

Total	$3,428,772	16.47%

*	Average of month-end Values at Risk.

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

As of September 30, 2012, SandRidge Master’s total capitalization was $294,404,613. The Partnership owned approximately 0.3% of SandRidge Master. As of September 30, 2012, SandRidge Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to SandRidge for trading) was as follows:

September 30, 2012

			Three Months Ended September 30, 2012
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Energy	$21,675,334	7.36%	$21,675,334	$12,624,778	$16,720,061

Total	$21,675,334	7.36%

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

The General Partner’s President and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2012 and, based on that evaluation, the General Partner’s President and CFO have concluded that, at that date, the Partnership’s disclosure controls and procedures were effective.

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

There were no changes in the Partnership’s internal control over financial reporting process during the fiscal quarter ended September 30, 2012 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The following information supplements and amends the discussion set forth under Part I, Item 3. “Legal Proceedings” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011, as updated by the Partnership’s Quarterly Reports on Form 10-Q for the quarters ended March 31, 2012 and June 30, 2012.

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

RMBS Litigation and Other Matters

On May 4, 2012, the district court in FEDERAL HOUSING FINANCE AGENCY v. UBS AMERICAS, INC., ET AL., a parallel case to FEDERAL HOUSING FINANCE AGENCY v. ALLY FINANCIAL INC., ET AL., FEDERAL HOUSING FINANCE AGENCY v. CITIGROUP INC., ET AL., and FEDERAL HOUSING FINANCE AGENCY v. JPMORGAN CHASE & CO., ET AL., denied defendants’ motion to dismiss plaintiff’s securities law claims and granted defendants’ motion to dismiss plaintiff’s negligent misrepresentation claims. On June 19, 2012, the district court granted defendants’ motion to certify an interlocutory appeal to the United States Court of Appeals for the Second Circuit from the court’s statutes of repose and limitations rulings.

On May 15, 2012, Woori Bank filed a complaint in the United States District Court for the Southern District of New York against Citigroup alleging actionable misstatements and omissions in connection with Woori Bank’s $95 million investment in five collateralized debt obligations.

On May 18, 2012, the Federal Deposit Insurance Corporation filed (“FDIC”) complaints in the United States District Courts for the Southern District of New York and the Central District of California against various defendants, including Citigroup Global Markets Inc., Citicorp Mortgage Securities Inc., and CitiMortgage Inc., in connection with purchases of residential mortgage-backed securities (“RMBS”) by two failed banks for which the FDIC is acting as receiver.

On June 6, 2012, the court granted in part and denied in part defendants’ motions to dismiss in WESTERN & SOUTHERN LIFE INS. CO., ET AL. v. RESIDENTIAL FUNDING CO., LLC, ET AL.

On June 26, 2012, the court overruled defendants’ demurrer to plaintiff’s amended complaint in FEDERAL HOME LOAN BANK OF CHICAGO v. BANC OF AMERICA SECURITIES, LLC, ET AL.

On July 27, 2012, John Hancock Life Insurance Co. and several affiliated entities filed a complaint in the United States District Court for the District of Minnesota against various defendants, including CGM, asserting disclosure claims arising out of purchases of RMBS.

On August 29, 2012, the United States District Court for the Southern District of New York issued an order preliminarily approving the parties’ settlement in IN RE CITIGROUP INC. SECURITIES LITIGATION, pursuant to which Citigroup has agreed to pay $590 million. A fairness hearing is scheduled for January 15, 2013.

On August 30, 2012, Rentokil-Initial Pension Scheme filed a putative class action complaint against Citigroup on behalf of purchasers of 26 Citigroup offerings of medium term Euro Notes issued between October 12, 2005 and February 25, 2009. The complaint asserts claims under Section 90 of the Financial Services and Markets Act 2000 and includes allegations similar to those asserted in IN RE CITIGROUP INC. BOND LITIGATION.

On October 15, 2012, the United States District Court for the Southern District of New York granted lead plaintiffs’ amended motion for class certification in NEW JERSEY CARPENTERS HEALTH FUND v. RESIDENTIAL CAPITAL LLC, ET AL., having previously denied lead plaintiffs’ motion for class certification on January 18, 2011. Plaintiffs in this action allege violations of Sections 11, 12, and 15 of the Securities Act of 1933, as amended, and assert disclosure claims on behalf of a putative class of purchasers of mortgage-backed securities issued by Residential Accredited Loans, Inc. pursuant or traceable to prospectus materials filed on March 3, 2006 and April 3, 2007. CGM is one of the underwriter defendants.

Other Matters

Citigroup and Citibank, N.A., along with other U.S. Dollar (USD) LIBOR panel banks, are defendants in the multidistrict litigation (MDL) proceeding before Judge Buchwald in the United States District Court for the Southern District of New York captioned IN RE LIBOR-BASED FINANCIAL INSTRUMENTS ANTITRUST LITIGATION. Judge Buchwald has appointed interim lead class counsel for, and consolidated amended complaints have been filed on behalf of, three separate putative classes of plaintiffs: (1) OTC purchasers of derivative instruments tied to USD LIBOR; (2) purchasers of exchange-traded derivative instruments tied to USD LIBOR; and (3) indirect OTC purchasers of U.S. debt securities. Each of these putative classes alleges that the panel bank defendants conspired to suppress USD LIBOR in violation of the Sherman Act and/or the Commodity Exchange Act, thereby causing plaintiffs to suffer losses on the instruments they purchased. Also consolidated into the MDL proceeding are individual civil actions commenced by various Charles Schwab entities that allege that the panel bank defendants conspired to suppress the USD LIBOR rates in violation of the Sherman Act, the Racketeer Influenced and Corrupt Organizations Act, and California state law, causing the Schwab entities to suffer losses on USD LIBOR-linked financial instruments that they owned. Plaintiffs in these actions seek compensatory damages and restitution for losses caused by the alleged violations, as well as treble damages under the Sherman Act. The Schwab and OTC plaintiffs also seek injunctive relief.

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

Item 1A. Risk Factors.

There have been no material changes to the risk factors set forth under Part I, Item 1A. “Risk Factors” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011, and under Part II, Item 1A. “Risk Factors” in the Partnership’s Quarterly Reports on Form 10-Q for the quarters ended March 31, 2012 and June 30, 2012, other than as set forth below.

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

In October 2011, the CFTC adopted new rules governing position limits. In September 2012, these rules were vacated by the United States District Court for the District of Columbia and remanded to the CFTC for further consideration. It is possible, nevertheless, that these rules may take effect in some form via re-promulgation or a successful appeal by the CFTC of the District Court’s ruling. The vacated rules established position limits on certain futures contracts and any economically equivalent futures, options and swaps.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The Partnership no longer offers Redeemable Units for sale.

The following chart sets forth the purchases of Redeemable Units by the Partnership.

Period	(a) Total Number of Units Purchased*	(b) Average Price Paid per Unit**	(c) Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Units that May Yet Be Purchased Under the Plans or Programs
July 1, 2012 — July 31, 2012	76.0760	$1,680.18	N/A	N/A
August 1, 2012 — August 31, 2012	106.5290	$1,671.23	N/A	N/A
September 1, 2012 — September 30, 2012	50.8940	$1,619.91	N/A	N/A
	233.4990	$1,662.96

*	Generally, limited partners are permitted to redeem their Redeemable Units as of the end of each month on three business days’ notice to the General Partner. Under certain circumstances, the General Partner can compel redemption although, to date, the General Partner has not exercised this right. Purchases of Redeemable Units by the Partnership reflected in the chart above were made in the ordinary course of the Partnership’s business in connection with effecting redemptions for limited partners.

**	Redemptions of Redeemable Units are effected as of the last day of each month at the net asset value per Redeemable Unit as of that day.

Item 3. Defaults Upon Senior Securities — None

Item 4. Mine Safety Disclosures — None

Item 5. Other Information.

The registrant does not have a board of directors. The General Partner is managed by a board of directors.

Effective November 14, 2012, Mr. Damian George was appointed a director of the General Partner.

Damian George, age 45, has been a Director of the General Partner since November 2012. Since June 2012, Mr. George has been the Chief Financial Officer and a principal of the General Partner and is an associate member of the National Futures Association. Since August 2009, Mr. George has been employed by Morgan Stanley Smith Barney LLC, a financial services firm, where his responsibilities include oversight of budgeting, finance and Sarbanes-Oxley testing for the Alternative Investments–Managed Futures group. Since August 2009, Mr. George has been registered as an associated person of Morgan Stanley Smith Barney LLC. From November 2005 through July 2009, Mr. George was employed by Citi Alternative Investments, a division of Citigroup Inc. (“Citigroup”), a financial services firm, which administered Citigroup’s hedge fund and fund of funds business, where he served as Director and was responsible for budgeting, finance and Sarbanes-Oxley testing for the Hedge Fund Management group. From November 2004 through July 2009, Mr. George was registered as an associated person of CGM. Mr. George earned his Bachelor of Science degree in Accounting in May 1989 from Fordham University and his Master of Business Administration degree in International Finance in February 1998 from Fordham University. Mr. George is a Certified Public Accountant.

Item 6. Exhibits

3.1		Limited Partnership Agreement (filed as Exhibit 3.1 to the Registration Statement on Form S-1 filed on February 9, 1994 and incorporated herein by reference).

3.2	(a)	Certificate of Limited Partnership of the Partnership as filed in the office of the Secretary of State of the State of New York on October 13, 1993 (filed as Exhibit 3.2 to the Registration Statement on Form S-1 filed on February 9, 1994 and incorporated herein by reference).

	(b)	Certificate of Amendment of the Certificate of Limited Partnership of the Partnership as filed in the office of the Secretary of State of the State of New York, dated October 1, 1999 (filed as Exhibit 3.2(b) to the Form 10-Q filed on November 16, 2009 and incorporated herein by reference).

	(c)	Certificate of Amendment of the Certificate of Limited Partnership of the Partnership as filed in the office of the Secretary of State of the State of New York, dated May 21, 2003 (filed as Exhibit 3.2(c) to the Form 10-Q filed on November 16, 2009 and incorporated herein by reference).

	(d)	Certificate of Amendment of the Certificate of Limited Partnership of the Partnership as filed in the office of the Secretary of State of the State of New York, dated September 21, 2005 (filed as Exhibit 3.2(d) to the Form 10-Q filed on November 16, 2009 and incorporated herein by reference).

	(e)	Certificate of Amendment of the Certificate of Limited Partnership of the Partnership as filed in the office of the Secretary of State of the State of New York, dated September 19, 2008 (filed as Exhibit 3.2(e) to the Form 10-Q filed on November 16, 2009 and incorporated herein by reference).

	(f)	Certificate of Amendment of the Certificate of Limited Partnership of the Partnership as filed in the office of the Secretary of State of the State of New York, dated September 28, 2009 (filed as Exhibit 3.2(f) to the Form 8-K/A filed on April 14, 2010 and incorporated herein by reference).

	(g)	Certificate of Amendment of the Certificate of Limited Partnership of the Partnership as filed in the office of the Secretary of State of the State of New York, dated April 12, 2010 (filed as Exhibit 3.2(g) to the Form 8-K/A filed on April 14, 2010 and incorporated herein by reference).

	(h)	Certificate of Amendment of the Certificate of Limited Partnership of the Partnership as filed in the office of the Secretary of State of the State of New York, dated July 2, 2010 (filed as exhibit 3.1 to the Form 8-K filed on July 2, 2010 and incorporated herein by reference).

	(i)	Certificate of Amendment of the Certificate of Limited Partnership of the Partnership as filed in the office of the Secretary of State of the State of New York, dated September 2, 2011 (filed as exhibit 3.1 to the Form 8-K filed on September 9, 2011 and incorporated herein by reference).

10.1		Customer Agreement between the Partnership and Smith Barney Shearson Inc. (filed as Exhibit 10.1 to the Registration Statement on Form S-1 filed on February 9, 1994 and incorporated herein by reference).

10.2		Escrow Instructions relating to escrow of subscription funds (filed as Exhibit 10.3 to the Registration Statement on Form S-1 filed on February 9, 1994 and incorporated herein by reference).

10.3	(a)	Management Agreement among the Partnership, the General Partner and Willowbridge (filed as an exhibit to the Form 10-K filed on March 29, 2000 and incorporated herein by reference).

	(b)	Letter extending Management Agreement with Willowbridge from June 30, 2011 to June 30, 2012 (filed as Exhibit 10.3(b) to the Form 10-K filed on March 30, 2012 and incorporated herein by reference).

10.4	(a)	Management Agreement among the Partnership, the General Partner and Winton (filed as an exhibit to the Form 10-K filed on March 27, 2002 and incorporated herein by reference).

	(b)	Letter extending Management Agreement with Winton from June 30, 2011 to June 30, 2012 (filed as Exhibit 10.4(b) to the Form 10-K filed on March 30, 2012 and incorporated herein by reference).

10.5	(a)	Management Agreement among the Partnership, the General Partner and Graham (filed as an exhibit to the Form 10-K filed on March 27, 2002 and incorporated herein by reference).

	(b)	Letter extending Management Agreement with Graham from June 30, 2011 to June 30, 2012 (filed as Exhibit 10.5(b) to the Form 10-K filed on March 30, 2012 and incorporated herein by reference).

10.6	(a)	Management Agreement among the Partnership, the General Partner and Eckhardt (filed as an exhibit to the Form 10-Q filed on August 14, 2008 and incorporated herein by reference).

	(b)	Letter extending Management Agreement with Eckhardt from June 30, 2011 to June 30, 2012 (filed as Exhibit 10.6(b) to the Form 10-K filed on March 30, 2012 and incorporated herein by reference).

10.7	(a)	Management Agreement among the Partnership, the General Partner and SandRidge (filed as Exhibit 10.1 to the Form 8-K filed on June 2, 2009 and incorporated herein by reference).

	(b)	Letter extending Management Agreement with SandRidge from June 30, 2011 to June 30, 2012 (filed as Exhibit 10.7(b) to the Form 10-K filed on March 30, 2012 and incorporated herein by reference).

10.8		Joinder Agreement among the Partnership, the General Partner, CGM and Morgan Stanley Smith Barney LLC (filed as Exhibit 10 to the Form 10-Q filed on August 14, 2009 and incorporated herein by reference).

31.1		Rule 13a-14(a)/15d-14(a) Certification (Certification of President and Director). (filed herein)

31.2		Rule 13a-14(a)/15d-14(a) Certification (Certification of Chief Financial Officer and Director). (filed herein)

32.1		Section 1350 Certification (Certification of President and Director). (filed herein)

32.2		Section 1350 Certification (Certification of Chief Financial Officer and Director). (filed herein)

101.INS		XBRL Instance Document.

101.SCH		XBRL Taxonomy Extension Schema Document.

101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB		XBRL Taxonomy Extension Label Linkbase Document.

101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF		XBRL Taxonomy Extension Definition Document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIVERSIFIED MULTI-ADVISOR FUTURES FUND L.P.

By:	Ceres Managed Futures LLC
(General Partner)

By:	/s/ Walter Davis
Walter Davis
President and Director

Date: November 14, 2012

By:	/s/ Damian George
Damian George
Chief Financial Officer and Director
(Principal Accounting Officer)

Date: November 14, 2012