Form 10-Q
period 2013-03-31
DIVERSIFIED MULTI-ADVISOR FUTURES FUND L.P.
filed 2013-05-15
CIK 911503

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

Yes          No X

As of April 30, 2013, 11,859.1423 Limited Partnership Redeemable Units were outstanding.

DIVERSIFIED MULTI-ADVISOR FUTURES FUND L.P.

FORM 10-Q

PART I

Item 1. Financial Statements

Diversified Multi-Advisor Futures Fund L.P.

Statements of Financial Condition

	(Unaudited) March 31, 2013	December 31, 2012

Assets:
Investment in Funds, at fair value	$19,528,472	$19,962,825
Cash	125,203	141,112

Total assets	$19,653,675	$20,103,937

Liabilities and Partners’ Capital:
Liabilities:
Accrued expenses:
Brokerage fees	$90,079	$92,143
Management fees	28,096	31,045
Other	81,996	73,083
Redemptions payable	474,409	717,098

Total liabilities	674,580	913,369

Partners’ Capital:
General Partner, 144.6508 unit equivalents outstanding at March 31, 2013 and December 31, 2012	227,860	221,311
Limited Partners, 11,903.7643 and 12,398.4813 Redeemable Units outstanding at March 31, 2013 and December 31, 2012, respectively	18,751,235	18,969,257

Total partners’ capital	18,979,095	19,190,568

Total liabilities and partners’ capital	$19,653,675	$20,103,937

Net asset value per unit	$1,575.24	$1,529.97

See accompanying notes to financial statements.

Diversified Multi-Advisor Futures Fund L.P.

Schedule of Investments

March 31, 2013

(Unaudited)

	Fair Value	% of Partners’ Capital
Investment in Funds
CMF Winton Master L.P.	$4,780,257	25.19%
CMF Willowbridge Master Fund L.P.	5,746,251	30.27
CMF Graham Capital Master Fund L.P.	3,628,147	19.12
CMF Eckhardt Master Fund L.P.	5,373,817	28.31

Total investment in Funds, at fair value	$19,528,472	102.89%

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

Diversified Multi-Advisor Futures Fund L.P.

Statements of Income and Expenses and Changes in Partners’ Capital

(Unaudited)

	Three Months Ended March 31,
	2013	2012
Investment Income:
Interest income	$2,323	$1,886

Expenses:
Brokerage fees including clearing fees	287,123	344,844
Management fees	83,182	108,661
Incentive fees	—	8,075
Other	34,910	46,647

Total expenses	405,215	508,227

Net investment income (loss)	(402,892)	(506,341)

Trading Results:
Net gains (losses) on trading of commodity interests and investment in Funds:
Net realized gains (losses) on investments in Funds	$891,039	$431,891
Change in net unrealized gains (losses) on investment in Funds	75,685	(343,489)

Total trading results from investment in Funds	966,724	88,402

Net income (loss)	563,832	(417,939)
Redemptions-Limited Partners	(775,305)	(883,033)

Net increase (decrease) in Partners’ Capital	(211,473)	(1,300,972)
Partners’ Capital, beginning of period	19,190,568	23,525,110

Partners’ Capital, end of period	$18,979,095	$22,224,138

Net asset value per unit (12,048.4151 and 13,803.4656 units outstanding at March 31, 2013 and 2012, respectively)	$1,575.24	$1,610.04

Net income (loss) per unit *	$45.27	$(29.61)

Weighted average units outstanding	12,446.3014	14,267.9534

*	Based on change in net asset value per unit.

See accompanying notes to unaudited financial statements.

Diversified Multi-Advisor Futures Fund L.P.

Notes to Financial Statements

March 31, 2013

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

Ceres Managed Futures LLC, a Delaware limited liability company, acts as the general partner (the “General Partner”) and commodity pool operator of the Partnership. The General Partner is wholly owned by Morgan Stanley Smith Barney Holdings LLC (“MSSB Holdings”). Morgan Stanley, indirectly through various subsidiaries, owns a majority equity interest in MSSB Holdings. Citigroup Inc. indirectly owns a minority equity interest in MSSB Holdings. Citigroup Inc. also indirectly owns Citigroup Global Markets (“CGM”), the commodity broker for the Partnership. Morgan Stanley expects to purchase, subject to regulatory approvals, Citigroup Inc.’s remaining interest in MSSB Holdings. Prior to July 31, 2009, the date as of which MSSB Holdings became its owner, the General Partner was wholly owned by Citigroup Financial Products Inc., a wholly owned subsidiary of Citigroup Global Markets Holdings Inc., the sole owner of which is Citigroup Inc.

As of March 31, 2013, all trading decisions are made for the Partnership by Willowbridge Associates, Inc. (“Willowbridge”), Winton Capital Management Limited (“Winton”), Graham Capital Management, L.P. (“Graham”) and Eckhardt Trading Company (“Eckhardt”) (each an “Advisor” and collectively, the “Advisors”), each of which is a registered commodity trading advisor. Each Advisor is allocated a portion of the Partnership’s assets to manage. The Partnership invests the portion of its assets allocated to each of the Advisors indirectly through investments in the Funds.

The General Partner and each limited partner share in the profits and losses of the Partnership in proportion to the amount of Partnership interest owned by each, except that no limited partner is liable for obligations of the Partnership in excess of its capital contribution and profits or losses net of distributions.

The accompanying financial statements and accompanying notes are unaudited but, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the Partnership’s financial condition at March 31, 2013 and December 31, 2012, and the results of its operations and changes in partners’ capital for the three months ended March 31, 2013 and 2012. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. You should read these financial statements together with the financial statements and notes included in the Partnership’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) for the year ended December 31, 2012.

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

March 31, 2013

(Unaudited)

Due to the nature of commodity trading, the results of operations for the interim periods presented should not be considered indicative of the results that may be expected for the entire year.

2. Financial Highlights:

Changes in the net asset value per unit for the three months ended March 31, 2013 and 2012 were as follows:

	Three Months Ended March 31,
	2013	2012
Net realized and unrealized gains (losses)*	$54.57	$(18.29)
Interest income	0.19	0.13
Expenses**	(9.49)	(11.45)

Increase (decrease) for the period	45.27	(29.61)
Net asset value per unit, beginning of period	1,529.97	1,639.65

Net asset value per unit, end of period	$1,575.24	$1,610.04

*	Includes brokerage fees and clearing fees.
**	Excludes brokerage fees and clearing fees.

	Three Months Ended March 31,
	2013	2012
ratios to average net assets:***
Net investment income (loss)	(8.5)%	(8.6)%
Incentive fees	—%	0.0	%*****

Net investment income (loss) before incentive fees****	(8.5)%	(8.6)%

Operating expenses	8.6%	8.7%
Incentive fees	—%	0.0	%*****

Total expenses	8.6%	8.7%

Total return:
Total return before incentive fees	3.0%	(1.8)%
Incentive fees	—%	0.0	%*****

Total return after incentive fees	3.0%	(1.8)%

***	Annualized (other than incentive fees).
****	Interest income less total expenses.
*****	Due to rounding.

The above ratios may vary for individual investors based on the timing of capital transactions during the period. Additionally, these ratios are calculated for the limited partner class using the limited partners’ share of income, expenses and average net assets.

Diversified Multi-Advisor Futures Fund L.P.

Notes to Financial Statements

March 31, 2013

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

The customer agreements between the Partnership/Funds and CGM gives the Partnership and the Funds the legal right to net unrealized gains and losses on open futures and exchange-cleared swaps and open forward contracts. The Funds net, for financial reporting purposes, the unrealized gains and losses on open futures and exchange-cleared swaps and on open forward contracts on the Funds’ Statements of Financial Condition as the criteria under Accounting Standards Codification (“ASC”) 210 - 20, “Balance Sheet,” have been met.

Brokerage fees are calculated as a percentage of the Partnership’s adjusted net asset value on the last day of each month and are affected by trading performance and redemptions.

On January 1, 2013, the Partnership adopted Accounting Standards Update (“ASU”) 2011-11, “Disclosure about Offsetting Assets and Liabilities” and ASU 2013-01, “Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities”. ASU 2011-11 created a new disclosure requirement about the nature of an entity’s rights to setoff and the related arrangements associated with its financial instruments and derivative instruments, while ASU 2013-01 clarified the types of instruments and transactions that are subject to the offsetting disclosure requirements established by ASU 2011-11. Entities are required to disclose both gross information and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. The objective of these disclosures is to facilitate comparison between those entities that prepare their financial statements on the basis of U.S. GAAP and those entities that prepare their financial statements on the basis of International Financial Reporting Standards (“IFRS”). The new guidance did not have a significant impact on the Partnership’s financial statements.

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

On October 1, 2012, the Financial Accounting Standards Board (“FASB”) issued ASU 2012-04 “Technical Corrections and Improvements,” which makes minor technical corrections and clarifications to Accounting Standards Codification (“ASC”) 820, “Fair Value Measurements and Disclosures.” When the FASB issued Statement 157 (codified in ASC 820), it conformed the use of the term “fair value” in certain pre-Codification standards but not others. ASU 2012-04 conforms the term’s use throughout the ASC “to fully reflect the fair value measurement and disclosure requirements” of ASC 820. ASU 2012-04 also amends the requirements that must be met for an investment company to qualify for the exemption from presenting a statement of cash flows. Specifically, it eliminates the requirements that substantially all of an entity’s investments be carried at “market value” and that the investments be highly liquid. Instead, it requires substantially all of the entity’s investments to be carried at “fair value” and classified as Level 1 or Level 2 measurements under ASC 820. The amendments are effective for fiscal periods beginning after December 15, 2012. The adoption of this ASU did not have a material impact on the Partnership’s financial statements.

Diversified Multi-Advisor Futures Fund L.P.

Notes to Financial Statements

March 31, 2013

(Unaudited)

The Partnership and the Funds consider prices for exchange-traded commodity futures, forwards and options contracts to be based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1). The values of non-exchange-traded forwards, swaps and certain options contracts for which market quotations are not readily available are priced by broker-dealers who derive fair values for those assets and liabilities from observable inputs (Level 2). Investments in funds (other commodity pools) with no other rights or obligations inherent within the ownership interest held by the Partnership are priced based on the end of the day net asset value (Level 2). The value of the Partnership’s investments in the Funds reflects its proportional interest in the Funds. As of and for the periods ended March 31, 2013 and December 31, 2012, the Partnership and the Funds did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of the General Partner’s assumptions and internal valuation pricing models (Level 3). There were no transfers of assets and liabilities between Level 1 and Level 2 during the three months ended March 31, 2013 and the year ended December 31, 2012.

	March 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Investment in Funds	$19,528,472	$—	$19,528,472	$—

Net fair value	$19,528,472	$—	$19,528,472	$—

	December 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Investment in Funds	$19,962,825	$—	$19,962,825	$—

Net fair value	$19,962,825	$—	$19,962,825	$—

5. Investment in Funds:

On November 1, 2004, the assets allocated to Winton for trading were invested in CMF Winton Master L.P. (“Winton Master”), a limited partnership organized under the partnership laws of the State of New York. The Partnership purchased 15,054.1946 units of Winton Master with cash equal to $14,251,586, and a contribution of open commodity futures and forward contracts with a fair value of $802,609. Winton Master was formed in order to permit accounts managed by Winton using its Diversified Program, a proprietary, systematic trading system, to invest together in one trading vehicle. The General Partner is also the general partner of Winton Master. Individual and pooled accounts currently managed by Winton, including the Partnership, are permitted to be limited partners of Winton Master. The General Partner and Winton believe that trading through this structure should promote efficiency and economy in the trading process. The General Partner and Winton agree that Winton will trade the Partnership’s assets allocated to Winton at a level that is up to 1.5 times the assets allocated.

On July 1, 2005, the assets allocated to Willowbridge for trading were invested in CMF Willowbridge Master Fund L.P. (formerly CMF Willowbridge Argo Master Fund L.P.) (“Willowbridge Master”), a limited partnership organized under the partnership laws of the State of New York. The Partnership purchased 12,259.3490 units of Willowbridge Master with cash equal to $11,118,119, and a contribution of open commodity futures and forward contracts with a fair value of $1,141,230. Willowbridge Master was formed in order to permit accounts managed by Willowbridge using its wPraxis Futures Trading Approach, a proprietary, discretionary trading system, to invest together in one trading vehicle. The General Partner is also the general partner of Willowbridge Master. Individual and pooled accounts currently managed by Willowbridge, including the Partnership, are permitted to be limited partners of Willowbridge Master. The General Partner and Willowbridge believe that trading through this structure should promote efficiency and economy in the trading process. The General Partner and Willowbridge agreed that Willowbridge will trade the Partnership’s assets allocated to Willowbridge at a level that is up to 3 times the amount of assets allocated. Prior to January 1, 2013, Willowbridge traded the Partnership’s assets pursuant to its Argo Trading System.

Diversified Multi-Advisor Futures Fund L.P.

Notes to Financial Statements

March 31, 2013

(Unaudited)

On April 1, 2006, the assets allocated to Graham for trading were invested in CMF Graham Capital Master Fund L.P. (“Graham Master”), a limited partnership organized under the partnership laws of the State of New York. The Partnership purchased 14,741.1555 units of Graham Master with cash equal to $14,741,156. Graham Master was formed in order to permit accounts managed by Graham using its K4D-15V Program, a proprietary, systematic trading system, to invest together in one trading vehicle. The General Partner is also the general partner of Graham Master. Individual and pooled accounts currently managed by Graham, including the Partnership, are permitted to be limited partners of Graham Master. The General Partner and Graham believe that trading through this structure promotes efficiency and economy in the trading process. The General Partner and Graham agreed that Graham will trade the Partnership’s assets allocated to Graham at a level that is up to 1.5 times the amount of assets allocated.

On April 1, 2008, the assets allocated to Eckhardt for trading were invested in CMF Eckhardt Master Fund L.P. (“Eckhardt Master”), a limited partnership organized under the partnership laws of the State of New York. The Partnership purchased 7,000.0000 units of Eckhardt Master with cash equal to $7,000,000. Eckhardt Master was formed in order to permit accounts managed by Eckhardt using its Standard Program-Higher Leveraged, a proprietary, systematic trading system, to invest together in one trading vehicle. The General Partner is also the general partner of Eckhardt Master. Individual and pooled accounts currently managed by Eckhardt, including the Partnership, are permitted to be limited partners of Eckhardt Master. The General Partner and Eckhardt believe that trading through this structure should promote efficiency and economy in the trading process.

On June 1, 2009, the assets allocated to SandRidge Capital L.P. (“SandRidge”) for trading were invested in CMF SandRidge Master Fund L.P. (“SandRidge Master”), a limited partnership organized under the partnership laws of the State of New York. The Partnership purchased 1,370.9885 units of SandRidge Master with cash equal to $2,818,836. Effective January 31, 2013, the Partnership fully redeemed its investment from CMF SandRidge Master Fund L.P. for cash equal to $2,145,240.

The General Partner of the Funds is not aware of any material changes to any of the trading programs discussed above during the fiscal quarter ended March 31, 2013.

Winton Master’s, Willowbridge Master’s, Graham Master’s and Eckhardt Master’s (collectively, the “Funds”), trading of futures, forwards, swaps and options contracts, if applicable, on commodities is done primarily on U.S. commodity exchanges and foreign commodity exchanges. References to “Funds” included in this report may also include, as relevant, reference to SandRidge Master. The Funds engage in such trading through commodity brokerage accounts maintained with CGM.

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

Management and incentive fees are charged at the Partnership level. All exchange, clearing, service, user, give-up, floor brokerage and National Futures Association fees (collectively, the “clearing fees”) are borne by the Funds. All other fees including CGM’s direct brokerage fees are charged at the Partnership level.

As of March 31, 2013, the Partnership owned approximately 0.6%, 6.7%, 5.0% and 25.7% of Winton Master, Willowbridge Master, Graham Master and Eckhardt Master, respectively. As of December 31, 2012, the Partnership owned approximately 0.7%, 9.9%, 4.9%, 31.6% and 0.3% of Winton Master, Willowbridge Master, Graham Master, Eckhardt Master and SandRidge Master, respectively. It is the Partnership’s intention to continue to invest in the Funds. The performance of the Partnership is directly affected by the performance of the Funds. Expenses to investors as a result of the investment in the Funds are approximately the same and redemption rights are not affected.

Diversified Multi-Advisor Futures Fund L.P.

Notes to Financial Statements

March 31, 2013

(Unaudited)

Summarized information reflecting the total assets, liabilities and capital for the Funds is shown in the following tables.

	March 31, 2013
	Total Assets	Total Liabilities	Total Capital
Winton Master	$766,935,027	$1,839,190	$765,095,837
Willowbridge Master	86,930,324	642,455	86,287,869
Graham Master	73,666,854	960,766	72,706,088
Eckhardt Master	21,891,929	957,900	20,934,029

Total	$949,424,134	$4,400,311	$945,023,823

	December 31, 2012
	Total Assets	Total Liabilities	Total Capital
Winton Master	$762,738,367	$2,827,854	$759,910,513
Willowbridge Master	39,742,467	485,385	39,257,082
Graham Master	85,313,676	377,625	84,936,051
Eckhardt Master	18,542,577	112,971	18,429,606
SandRidge Master	294,670,281	2,521,288	292,148,993

Total	$1,201,007,368	$6,325,123	$1,194,682,245

Summarized information reflecting the net investment income (loss), total trading results and net income (loss) for the Funds is shown in the following tables.

	For the three months ended March 31, 2013
	Net Investment Income (Loss)	Total Trading Results	Net Income (Loss)
Winton Master	$(182,407)	$50,494,992	$50,312,585
Willowbridge Master	(109,276)	2,076,675	1,967,399
Graham Master	(72,893)	7,535,558	7,462,665
Eckhardt Master	(42,912)	614,370	571,458
SandRidge Master	(68,488)	129,650	61,162

Total	$(475,976)	$60,851,245	$60,375,269

	For the three months ended March 31, 2012
	Net Investment Income (Loss)	Total Trading Results	Net Income (Loss)
Winton Master	$(150,144)	$(6,587,082)	$(6,737,226)
Willowbridge Master	(24,293)	(2,080,068)	(2,104,361)
Graham Master	(154,873)	3,061,669	2,906,796
Eckhardt Master	(50,920)	245,610	194,690
SandRidge Master	(232,244)	49,569,214	49,336,970

Total	$(612,474)	$44,209,343	$43,596,869

Diversified Multi-Advisor Futures Fund L.P.

Notes to Financial Statements

March 31, 2013

(Unaudited)

Summarized information reflecting the Partnership’s investment in, and the operations of the Funds is shown in the following tables.

	March 31, 2013		For the three months ended March 31, 2013
	% of Partnership’s Capital			Expenses		Net Income (Loss)
Investment		Fair Value	Income (Loss)	Commissions	Other		Investment Objective	Redemptions Permitted
Winton Master	25.19%	$4,780,257	$310,153	$1,457	$326	$308,370	Commodity Portfolio	Monthly
Willowbridge Master	30.27%	5,746,251	106,873	5,694	1,738	99,441	Commodity Portfolio	Monthly
Graham Master	19.12%	3,628,147	371,754	2,967	1,047	367,740	Commodity Portfolio	Monthly
Eckhardt Master	28.31%	5,373,817	179,179	7,056	5,158	166,965	Commodity Portfolio	Monthly
SandRidge Master	0.00%	—	1,088	118	489	481	Energy Portfolio	Monthly

Total		$19,528,472	$969,047	$17,292	$8,758	$942,997

	December 31, 2012		For the three months ended March 31, 2012
	% of Partnership’s Capital			Expenses		Net Income (Loss)
Investment		Fair Value	Income (Loss)	Commissions	Other		Investment Objective	Redemptions Permitted
Winton Master	27.42%	$5,262,282	$(43,904)	$1,639	$187	$(45,730)	Commodity Portfolio	Monthly
Willowbridge Master	20.16%	3,869,402	(196,310)	902	1,635	(198,847)	Commodity Portfolio	Monthly
Graham Master	21.90%	4,202,468	129,682	6,399	644	122,639	Commodity Portfolio	Monthly
Eckhardt Master	30.38%	5,830,081	84,082	11,179	5,808	67,095	Commodity Portfolio	Monthly
SandRidge Master	4.16%	798,592	116,738	360	142	116,236	Energy Portfolio	Monthly

Total		$19,962,825	$90,288	$20,479	$8,416	$61,393

Diversified Multi-Advisor Futures Fund L.P.

Notes to Financial Statements

March 31, 2013

(Unaudited)

6. Financial Instrument Risks:

In the normal course of business, the Partnership, through its investments in the Funds, is a party to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments. These financial instruments may include forwards, futures and options, whose values are based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash balances, to purchase or sell other financial instruments at specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange or over-the-counter (“OTC”). Exchange-traded instruments are standardized and include futures and certain forward and option contracts. OTC contracts are negotiated between contracting parties and include swaps and certain forward and option contracts. Specific market movements of commodities or futures contracts underlying an option cannot be predicted. The purchaser of an option may lose the entire premium paid for the option. The writer, or seller, of an option has unlimited risk. Each of these instruments is subject to various risks similar to those related to the underlying financial instruments including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange-traded instruments because of the greater risk of default by the counterparty to an OTC contract. The General Partner estimates at any given time approximately 10.2% to 15.6% of the Funds’ contracts are traded OTC.

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

March 31, 2013

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

Partnership’s and the Funds’ Investments. All commodity interests held by the Partnership, including derivative financial instruments and derivative commodity instruments, through the Partnership’s investment in the Funds, are held for trading purposes. The commodity interests are recorded on the trade date and open contracts are recorded at fair value (as described below) at the measurement date. Investments in commodity interests denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing at the measurement date. Gains or losses are realized when contracts are liquidated. Unrealized gains or losses on open contracts are included as a component of equity in trading account on the Funds’ Statements of Financial Condition. Net realized gains or losses and any change in net unrealized gains or losses from the preceding period are reported in the Funds’ Statements of Income and Expenses and Changes in Partners’ Capital.

Partnership’s and the Funds’ Fair Value Measurements. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to fair values derived from unobservable inputs (Level 3). The level in the fair value hierarchy within which the fair value measurement falls in its entirety shall be determined based on the lowest level input that is significant to the fair value measurement in its entirety. Management has concluded that based on available information in the marketplace, the Funds’ Level 1 assets and liabilities are actively traded.

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

The Partnership and the Funds consider prices for exchange-traded commodity futures, forwards and options contracts to be based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1). The values of non-exchange-traded forwards, swaps and certain options contracts for which market quotations are not readily available are priced by broker-dealers who derive fair values for those assets and liabilities from observable inputs (Level 2). Investments in funds (other commodity pools) with no other rights or obligations inherent within the ownership interest held by the Partnership are priced based on the end of the day net asset value (Level 2). The value of the Partnership’s investments in the Funds reflects its proportional interest in the Funds. As of and for the periods ended March 31, 2013 and December 31, 2012, the Partnership and the Funds did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of the General Partner’s assumptions and internal valuation pricing models (Level 3). There were no transfers of assets and liabilities between Level 1 and Level 2 during the three months ended March 31, 2013 and the year ended December 31, 2012.

Futures Contracts. The Funds trade futures contracts and exchange-cleared swaps. Exchange-cleared swaps are swaps that are traded as futures. A futures contract is a firm commitment to buy or sell a specified quantity of investments, currency or a standardized amount of a deliverable grade commodity, at a specified price on a specified future date, unless the contract is closed before the delivery date or if the delivery quantity is something where physical delivery cannot occur (such as the S&P 500 Index), whereby such contract is settled in cash. Payments (“variation margin”) may be made or received by the Funds each business day, depending on the daily fluctuations in the value of the underlying contracts, and are recorded as unrealized gains or losses by the

Diversified Multi-Advisor Futures Fund L.P.

Notes to Financial Statements

March 31, 2013

(Unaudited)

Funds. When the contract is closed, the Funds record a realized gain or loss equal to the difference between the value of the contract at the time it was opened and the value at the time it was closed. Transactions in futures contracts require participants to make both initial margin deposits of cash or other assets and variation margin deposits, through the futures broker, directly with the exchange on which the contracts are traded. Net realized gains (losses) and changes in net unrealized gains (losses) on futures contracts are included in the Funds’ Statements of Income and Expenses and Changes in Partners’ Capital.

Forward Foreign Currency Contracts. Forward foreign currency contracts are those contracts where the Funds agree to receive or deliver a fixed quantity of foreign currency for an agreed-upon price on an agreed future date. Forward foreign currency contracts are valued daily, and the Funds’ net equity therein, representing unrealized gain or loss on the contracts as measured by the difference between the forward foreign exchange rates at the dates of entry into the contracts and the forward rates at the reporting date, is included in the Funds’ Statements of Financial Condition. Net realized gains (losses) and changes in net unrealized gains (losses) on forward foreign currency contracts are recognized in the period in which the contract is closed or the changes occur, respectively, and are included in the Funds’ Statements of Income and Expenses and Changes in Partners’ Capital.

The Funds do not isolate the portion of the results of operations arising from the effect of changes in foreign exchange rates on investments from fluctuations due to changes in market prices of investments held. Such fluctuations are included in net income (loss) on investments in the Funds’ Statements of Income and Expenses and Changes in Partners’ Capital.

London Metals Exchange Forward Contracts. Metal contracts traded on the London Metals Exchange (“LME”) represent a firm commitment to buy or sell a specified quantity of aluminum, copper, lead, nickel, tin or zinc. LME contracts traded by the Funds are cash settled based on prompt dates published by the LME. Payments (“variation margin”) may be made or received by the Funds each business day, depending on the daily fluctuations in the value of the underlying contracts, and are recorded as unrealized gains or losses by the Funds. A contract is considered offset when all long positions have been matched with a like number of short positions settling on the same prompt date. When the contract is closed at the prompt date, the Funds record a realized gain or loss equal to the difference between the value of the contract at the time it was opened and the value at the time it was closed. Transactions in LME contracts require participants to make both initial margin deposits of cash or other assets and variation margin deposits, through the broker, directly with the LME. Net realized gains (losses) and changes in net unrealized gains (losses) on metal contracts are included in the Funds’ Statements of Income and Expenses and Changes in Partners’ Capital.

Options. The Funds may purchase and write (sell) both exchange-listed and OTC options on commodities or financial instruments. An option is a contract allowing, but not requiring, its holder to buy (call) or sell (put) a specific or standard commodity or financial instrument at a specified price during a specified time period. The option premium is the total price paid or received for the option contract. When the Funds write an option, the premium received is recorded as a liability in the Funds’ Statements of Financial Condition and marked to market daily. When the Funds purchase an option, the premium paid is recorded as an asset in the Funds’ Statements of Financial Condition and marked to market daily. Net realized gains (losses) and changes in net unrealized gains (losses) on options contracts are included in the Funds’ Statements of Income and Expenses and Changes in Partners’ Capital.

Diversified Multi-Advisor Futures Fund L.P.

Notes to Financial Statements

March 31, 2013

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

Subsequent Events. The General Partner evaluates events that occur after the balance sheet date but before financial statements are issued. The General Partner has assessed the subsequent events through the date of issuance and determined that there were no subsequent events requiring adjustment of or disclosure in the financial statements.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Partnership does not engage in sales of goods or services. Its only assets are its investments in the Funds and cash. The Funds’ only assets are their equity in trading accounts, consisting of cash and cash margin, net unrealized appreciation on open futures and exchange-cleared swaps contracts, net unrealized appreciation on forward contracts and commodity options, if applicable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership, through its investments in the Funds. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred during the first quarter of 2013.

The Partnership’s capital consists of the capital contributions of the partners, as increased or decreased by net gains or losses on trading and by expenses, interest income, redemptions of Redeemable Units and distributions of profits, if any.

For the three months ended March 31, 2013, Partnership capital decreased 1.1% from $19,190,568 to $18,979,095. This decrease from operations was attributable to the redemptions of 494.7170 Redeemable Units totaling $775,305, which was partially offset by a net income from operations of $563,832. Future redemptions could impact the amount of funds available for investment in the Funds in subsequent periods.

Critical Accounting Policies

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expense during the reporting period. The General Partner believes that the estimates and assumptions utilized in preparing the financial statements are reasonable. Actual results could differ from those estimates. The Partnership’s/Funds’ significant accounting policies are described in detail in Note 7 of the Financial Statements.

The Partnership records all investments at fair value in its financial statements, with changes in fair value reported as a component of net realized gains (losses) and change in net unrealized gains (losses) in the Statements of Income and Expenses and Changes in Partners’ Capital.

Results of Operations

During the Partnership’s first quarter of 2013, the net asset value per unit increased 3.0% from $1,529.97 to $1,575.24 as compared to a decrease of 1.8% in the first quarter of 2012. The Partnership experienced a net trading gain, through its investments in the Funds, before brokerage fees and related fees in the first quarter of 2013 of $966,724. Gains were primarily attributable to the trading by the Funds of commodity futures in currencies, grains, non-U.S. interest rates, livestock, softs and indices and were partially offset by losses in energy, U.S. interest rates and metals. The Partnership experienced a net trading gains, through its investments in the Funds before brokerage fees and related fees in the first quarter of 2012 of $88,402. Gains were primarily attributable to the trading by the Funds of commodity futures in energy, livestock and indices and were partially offset by losses in currencies, grains, U.S. and non U.S. interest rates, metals and softs.

During the first quarter of 2013, the Partnership posted a gain in net asset value per unit as profits in stock indices, currencies, agriculturals, and interest rates offset losses in energies and metals. The most significant gains were recorded within the global stock index markets during January from long positions in U.S., Pacific Rim, and European equity index futures as prices moved higher after German business confidence improved, economic reports in the U.S. and China beat estimates, and a weaker yen boosted Japan’s exports. Within the currency markets, gains were achieved primarily during January from short positions in the Japanese yen versus the U.S. dollar, Canadian dollar, euro, and Australian dollar as the value of the yen declined on speculation the Bank of Japan will ease monetary policy further. Additional currency gains were experienced during March from long positions in the Mexican peso versus the U.S. dollar as the value of the peso moved higher after a gain in U.S. retail sales boosted the outlook for Mexican exports. Within the agricultural sector, gains were experienced primarily during February and March from short positions in sugar futures as prices tumbled to a 30-month low on signs that crops are getting enough moisture to boost harvests in Brazil, the world’s largest grower of sugar. Gains were also experienced within the global interest rate sector, primarily during March, from long positions in European fixed income futures as prices rose after Cyprus’s rejection of a bailout plan stoked concern Europe’s debt crisis is worsening.

A portion of the Partnership’s gains for the quarter was offset by losses incurred within the energy sector during February from long futures positions in crude oil and its related products as prices fell sharply following news that the U.S. economy grew less than economists expected and manufacturing expanded less than forecast in China and contracted in Europe. Within the metals sector, losses were incurred primarily during March from short positions in gold futures as prices advanced as signs of slowing growth in Europe increased speculation that central banks will expand stimulus, boosting demand for precious metals as a store of value.

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

Interest income on 80% of the average daily equity maintained in cash in the Funds’ brokerage accounts was earned at a 30-day U.S. Treasury bill rate determined weekly by CGM based on the average non-competitive yield on 3 month U.S. Treasury bills maturing in 30 days. Interest income from investment in the Funds for the three months ended March 31, 2013 increased by $437, as compared to the corresponding period in 2012. The increase in interest income was primarily due to higher U.S. Treasury bill rates during the three months ended March 31, 2013 as compared to the corresponding period in 2012. Interest earned by the Partnership will increase the net asset value of the Partnership. The amount of interest income earned by the Partnership depends on the average daily equity in the Partnership’s and the Funds’ accounts and upon interest rates over which neither the Partnership/Funds nor CGM has control.

Brokerage fees are calculated as a percentage of the Partnership’s adjusted net asset value as of the end of each month and are affected by trading performance and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. Brokerage fees and clearing fees for the three months ended March 31, 2013 decreased by $57,721 as compared to the corresponding period in 2012. The decrease in brokerage fees is due to lower average net assets during the three months ended March 31, 2013 as compared to the corresponding period in 2012.

Management fees are calculated as a percentage of the Partnership’s adjusted net asset value as of the end of the month and are affected by trading performance and redemptions. Management fees for the three months ended March 31, 2013 decreased $25,479, as compared to the corresponding period in 2012. The decrease in management fees is due to lower average net assets during the three months ended March 31, 2013 as compared to the corresponding period in 2012.

Incentive fees are based on the new trading profits generated by each Advisor at the end of the quarter as defined in the management agreements among the Partnership, the General Partner and each Advisor. To the extent an Advisor incurs a loss for the Partnership, the Advisor will not be paid an incentive fee until such Advisor recovers any net loss incurred by the Advisor and earns additional new trading profits for the Partnership. Trading performance for the three months ended March 31, 2013 and 2012, resulted in incentive fees of $0 and $8,075, respectively.

In allocating the assets of the Partnership among the trading advisors, the General Partner considers each Advisor’s past performance, trading style, volatility of markets traded and fee requirements. The General Partner may modify or terminate the allocation of assets among the trading advisors and may allocate assets to additional advisors at any time.

As of March 31, 2013 and December 31, 2012, the Partnership’s assets were allocated among the trading Advisors in the following approximate percentages:

Advisor	March 31, 2013	March 31, 2013	December 31, 2012	December 31, 2012
Winton Capital Management Limited	$4,285,976	23%	$5,241,355	28%
Willowbridge Associates Inc.	$5,723,640	30%	$3,860,078	20%
Graham Capital Management L.P	$3,620,568	19%	$3,475,563	18%
Eckhardt Trading Company	$5,348,911	28%	$5,804,664	30%
SandRidge Capital L.P.	$0	0%	$808,908	4%

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

Exchange maintenance margin requirements have been used by the Funds as the measure of their Value at Risk. Maintenance margin requirements are set by exchanges to equal or exceed the maximum losses reasonably expected to be incurred in the fair value of any given contract in 95%-99% of any one-day interval. The margin levels are established by dealers and exchanges using historical price studies as well as an assessment of current market volatility, (including the implied volatility of the options on a given futures contract) and economic fundamentals to provide a probablistic estimate of the maximum expected near-term one-day price fluctuation. The margin has been used rather than the more generally available initial margin, because initial margin includes a credit risk component, which is not relevant to Value at Risk.

Value at Risk tables represent a probabilistic assessment of the risk of loss in market risk sensitive instruments. The Advisors currently trade the Partnership’s assets indirectly in master fund managed accounts, over which they have been granted limited authority to make trading decisions. The first two trading Value at Risk tables reflect the market sensitive instruments held by the Partnership indirectly, through its investments in the Funds. The remaining trading Value at Risk tables reflect the market sensitive instruments held by each Fund separately. There have been no material changes in the trading Value at Risk information previously disclosed in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2012. The following tables indicate the trading Value at Risk associated with the Partnership’s open positions by market category as of March 31, 2013 and December 31, 2012. As of March 31, 2013, the Partnership’s total capitalization was $18,979,095.

March 31, 2013

Market Sector	Value at Risk	% of Total Capitalization
Currencies	$619,809	3.26%
Energy	118,766	0.63%
Grains	55,883	0.29%
Indices	678,020	3.57%
Interest Rates U.S.	219,791	1.16%
Interest Rates Non-U.S.	289,584	1.53%
Livestock	2,525	0.01%
Lumber	113	0.00%*
Metals	107,984	0.57%
Softs	46,690	0.25%

Total	$2,139,165	11.27%

*	Due to rounding.

As of December 31, 2012, the Partnership’s total capitalization was $19,190,568.

December 31, 2012

Market Sector	Value at Risk	% of Total Capitalization
Currencies	$813,586	4.24%
Energy	114,196	0.60%
Grains	76,426	0.40%
Indices	656,528	3.42%
Interest Rates U.S.	143,878	0.75%
Interest Rates Non-U.S.	291,277	1.52%
Livestock	2,952	0.01%
Metals	114	0.00%*
Softs	142,557	0.74%
	34,808	0.18%

Total	$2,276,322	11.86%

*	Due to rounding.

The following tables indicate the trading Value at Risk associated with the Partnership’s investments in the Funds by market category as of March 31, 2013 and December 31, 2012 and the highest, lowest and average value during the three months ended March 31, 2013 and during the twelve months ended December 31, 2012. All open position trading risk exposures of the Funds have been included in calculating the figures set forth below.

As of March 31, 2013, Winton Master’s total capitalization was $765,095,837, and the Partnership owned approximately 0.6% of Winton Master. As of March 31, 2013, Winton Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Winton for trading) was as follows:

March 31, 2013

			Three months ended March 31, 2013
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$37,038,250	4.84%	$42,374,968	$32,357,659	$36,255,454
Energy	2,158,225	0.28%	2,816,070	1,102,060	1,944,214
Grains	3,041,123	0.40%	5,342,071	983,854	3,861,040
Indices	34,646,786	4.53%	36,403,326	32,806,817	35,152,222
Interest Rates U.S.	5,634,713	0.74%	7,253,415	1,934,388	4,128,160
Interest Rates Non-U.S.	12,661,418	1.66%	12,690,481	3,631,578	8,067,864
Livestock	420,765	0.05%	443,340	396,345	421,277
Lumber	18,850	0.00%**	20,300	16,250	19,333
Metals	4,495,549	0.59%	5,188,824	3,251,406	4,174,826
Softs	2,178,241	0.28%	2,204,434	1,640,152	1,975,170

Total	$102,293,920	13.37%

*	Average of month-end values at Risk.
**	Due to rounding

As of December 31, 2012, Winton Master’s total capitalization was $759,910,513. The Partnership owned approximately 0.7% of Winton Master. As of December 31, 2012, Winton Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Winton for trading) was as follows:

December 31, 2012

			Twelve months ended December 31, 2012
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$41,304,444	5.44%	$48,114,633	$24,998,252	$35,093,130
Energy	2,810,183	0.37%	11,050,143	2,677,520	5,543,539
Grains	1,056,340	0.14%	8,043,023	1,056,340	4,228,063
Indices	34,741,652	4.57%	34,741,652	6,373,580	21,642,491
Interest Rates U.S.	7,604,210	1.00%	14,904,463	3,822,340	10,772,523
Interest Rates Non-U.S.	12,626,364	1.66%	27,870,158	11,844,253	17,985,323
Livestock	421,690	0.06%	501,100	370,125	434,535
Lumber	16,250	0.00%**	21,000	1,250	12,213
Metals	5,450,886	0.71%	13,389,367	4,708,508	8,492,359
Softs	1,906,254	0.25%	2,551,922	949,643	1,850,513

Total	$107,938,273	14.20%

*	Annual average of month-end Values at Risk.
**	Due to rounding.

As of March 31, 2013, Willowbridge Master’s total capitalization was $86,287,869. The Partnership owned approximately 6.7% of Willowbridge Master. As of March 31, 2013, Willowbridge Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Willowbridge for trading) was as follows:

March 31, 2013

			Three Months Ended March 31, 2013
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$1,118,100	1.30%	$2,058,475	$148,500	$1,171,821
Indices	596,583	0.69%	6,842,689	352,000	1,329,948
Interest Rates U.S.	766,750	0.89%	1,021,680	235,000	456,389

Total	$2,481,433	2.88%

*	Average of month-end Values at Risk.

As of December 31, 2012, Willowbridge Master’s total capitalization was $39,257,082. The Partnership owned approximately 9.9% of Willowbridge Master, and there were no amounts at risk.

As of March 31, 2013, Graham Master’s total capitalization was $72,706,088. The Partnership owned approximately 5.0% of Graham Master. As of March 31, 2013, Graham Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Graham for trading) was as follows:

March 31, 2013

			Three Months Ended March 31, 2013
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$3,660,626	5.03%	$5,000,207	$3,107,628	$3,663,639
Energy	678,298	0.93%	1,417,325	405,059	774,033
Grains	437,050	0.60%	714,250	350,474	441,855
Indices	5,262,299	7.24%	5,882,185	3,961,891	4,731,273
Interest Rates U.S.	874,475	1.20%	874,575	537,325	701,250
Interest Rates Non-U.S.	2,644,302	3.64%	2,659,126	1,276,455	1,978,115
Metals	1,381,837	1.90%	1,522,953	545,530	1,071,267
Softs	462,192	0.64%	511,259	308,329	406,507

Total	$15,401,079	21.18%

*	Average of month-end Values at Risk.

As of December 31, 2012, Graham Master’s total capitalization was $84,936,051. The Partnership owned approximately 4.9% of Graham Master. As of December 31, 2012, Graham Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Graham for trading) was as follows:

December 31, 2012

			Twelve months ended December 31, 2012
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$4,886,499	5.75%	$5,242,762	$2,153,005	$3,676,056
Energy	879,022	1.04%	3,576,694	328,716	1,612,982
Grains	707,500	0.83%	1,548,650	617,775	806,449
Indices	4,894,230	5.76%	8,403,330	3,650,988	5,248,562
Interest Rates U.S.	727,200	0.86%	2,173,050	190,045	1,283,420
Interest Rates Non-U.S.	2,250,303	2.65%	5,723,015	2,250,303	3,953,113
Metals	1,161,998	1.37%	2,984,515	661,356	1,671,237
Softs	372,412	0.44%	999,000	372,412	653,258

Total	$15,879,164	18.70%

*	Annual average of month-end Values at Risk.

As of March 31, 2013, Eckhardt Master’s total capitalization was $20,934,029. The Partnership owned approximately 25.7% of Eckhardt Master. As of March 31, 2013, Eckhardt Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Eckhardt for trading) was as follows:

March 31, 2013

			Three months ended March 31, 2013
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$543,328	2.60%	$945,143	$330,467	$475,304
Energy	279,775	1.34%	299,925	123,150	212,958
Grains	61,417	0.29%	183,331	61,417	93,536
Indices	650,011	3.10%	755,546	475,576	612,020
Interest Rates U.S.	353,644	1.69%	353,644	27,783	277,868
Interest Rates Non-U.S.	316,732	1.51%	372,076	116,551	289,886
Metals	46,378	0.22%	213,999	43,587	82,645
Softs	40,900	0.20%	40,900	6,000	22,733

Total	$2,292,185	10.95%

*	Average of month-end Values at Risk.

As of December 31, 2012, Eckhardt Master’s total capitalization was $18,429,606. The Partnership owned approximately 31.6% of Eckhardt Master. As of December 31, 2012, Eckhardt Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Eckhardt for trading) was as follows:

December 31, 2012

			Twelve months ended December 31, 2012
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$886,487	4.81%	$1,330,124	$345,179	$861,941
Energy	146,250	0.79%	7,866,490	49,900	261,682
Grains	106,507	0.58%	244,448	45,898	169,313
Indices	533,624	2.90%	675,308	8,000	432,089
Interest Rates U.S.	171,800	0.93%	626,375	109,035	357,245
Interest Rates Non-U.S.	286,004	1.55%	923,168	137,819	510,969
Metals	146,521	0.80%	316,501	25,650	153,467
Softs	9,000	0.05%	111,543	5,800	45,908

Total	$2,286,193	12.41%

*	Annual average month-end Values at Risk

As of December 31, 2012, SandRidge Master’s total capitalization was $292,148,993. The Partnership owned approximately 0.3% of SandRidge Master. As of December 31, 2012, SandRidge Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to SandRidge for trading) was as follows:

December 31, 2012

			Twelve months ended December 31, 2012
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Energy	$1,452,965	0.50%	$21,675,334	$1,452,965	$12,063,026

Total	$1,452,965	0.50%

*	Annual average of month-end Values at Risk.

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

The General Partner’s President and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2013 and, based on that evaluation, the General Partner’s President and CFO have concluded that, at that date, the Partnership’s disclosure controls and procedures were effective.

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

There were no changes in the Partnership’s internal control over financial reporting process during the fiscal quarter ended March 31, 2013 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The following information supplements and amends the discussion set forth under Part I, Item 3 “Legal Proceedings” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

Subprime Mortgage–Related Litigation and Other Matters

Securities Actions:

On March 13, 2009, defendants filed a motion to dismiss the complaint. On July 12, 2010, the court issued an opinion and order dismissing plaintiffs’ claims under Section 12 of the Securities Act of 1933, as amended, but denying defendants motion to dismiss certain claims under Section 11. On September 30, 2010, the district court entered a scheduling order in IN RE CITIGROUP INC. BOND LITIGATION. Fact discovery began in November 2010, and plaintiffs’ motion to certify a class was fully briefed. On March 25, 2013, the United States District Court for the Southern District of New York entered an order preliminarily approving the parties proposed settlement of IN RE CITIGROUP INC. BOND LITIGATION, pursuant to which Citigroup and certain of its subsidiaries will pay $730 million in exchange for a release of all claims asserted on behalf of the settlement class. A fairness hearing is scheduled for July 23, 2013.

RMBS Litigation and Other Matters

Beginning in July 2010, Citigroup and certain of its subsidiaries have been named as defendants in complaints filed by purchasers of mortgage-backed security (“MBS”) and collateralized debt obligation (“CDO”) sold or underwritten by Citigroup and certain of its subsidiaries. The MBS-related complaints generally assert that the defendants made material misrepresentations and omissions about the credit quality of the mortgage loans underlying the securities, such as the underwriting standards to which the loans conformed, the loan-to-value ratio of the loans, and the extent to which the mortgaged properties were owner-occupied, and typically assert claims under Section 11 of the Securities Act of 1933, state blue sky laws, and/or common-law misrepresentation-based causes of action. The CDO-related complaints further allege that the defendants adversely selected or permitted the adverse selection of CDO collateral without full disclosure to investors. The plaintiffs in these actions generally seek rescission of their investments, recovery of their investment losses, or other damages. Other purchasers of MBS and CDOs sold or underwritten by Citigroup and certain of its subsidiaries have threatened to file additional suits, for some of which Citigroup and certain of its subsidiaries has agreed to toll (extend) the statute of limitations.

The filed actions generally are in the early stages of proceedings, and certain of the actions or threatened actions have been resolved through settlement or otherwise. The aggregate original purchase amount of the purchases at issue in the filed suits is approximately $12 billion, and the aggregate original purchase amount of the purchases covered by tolling agreements with investors threatening litigation is approximately $6 billion. The largest MBS investor claim against Citigroup and certain of its subsidiaries, as measured by the face value of purchases at issue, has been asserted by the Federal Housing Finance Agency, as conservator for Fannie Mae and Freddie Mac. This suit was filed on September 2, 2011, and has been coordinated in the United States District Court for the Southern District of New York with fifteen other related suits brought by the same plaintiff against various other financial institutions. Motions to dismiss in the coordinated suits have been denied in large part, and discovery is proceeding. An interlocutory appeal currently is pending in the United States Court of Appeals for the Second Circuit on issues common to all of the coordinated suits.

On April 5, 2013, the United States Court of Appeals for the Second Circuit denied defendants’ appeal from the district court’s denial of defendants’ motion to dismiss in FEDERAL HOUSING FINANCE AGENCY v. UBS AMERICAS, INC., ET AL., a parallel case to FEDERAL HOUSING FINANCE AGENCY v. ALLY FINANCIAL INC., ET AL., FEDERAL HOUSING FINANCE AGENCY v. CITIGROUP INC., ET AL., and FEDERAL HOUSING FINANCE AGENCY v. JPMORGAN CHASE & CO., ET AL.

On March 26, 2013, the United States Court of Appeals for the Second Circuit denied defendants’ petition for review of the district court’s October 15, 2012 order granting lead plaintiffs’ amended motion for class certification in NEW JERSEY CARPENTERS HEALTH FUND V. RESIDENTIAL CAPITAL LLC, ET AL. Plaintiffs allege federal securities law claims on behalf of a putative class of purchasers of MBSs issued by Residential Accredited Loans, Inc. CGM is named as an underwriter defendant.

On January 18, 2013, defendants filed a notice of appeal from the New York Supreme Court’s order granting in part and denying in part defendants’ motion to dismiss in LORELEY FINANCING (JERSEY) NO. 3 LTD., ET AL. v. CITIGROUP GLOBAL MARKETS INC., ET AL.

Auction-rate Securities-Related Litigation and Other Matters

Antitrust Actions: On March 5, 2013, the United States Court of Appeals for the Second Circuit affirmed the district court’s dismissal of two putative class actions brought on behalf of purchasers and issuers of auction rate securities for alleged violations of Section 1 of the Sherman Antitrust Act.

Other Matters

Terra Securities ASA Konk1sbo, et al. v. Citigroup Inc., et al.: On August 10, 2009, Norwegian securities firm Terra Securities ASA Konkursbo and seven Norwegian municipalities filed a complaint in the United States District Court for the Southern District of New York against Citigroup and certain of its subsidiaries, including CGM and Citigroup Alternative Investments LLC. The complaint asserts, among other things, claims for fraud and negligent misrepresentation as well as claims under Sections 10 and 20 of the Securities Exchange Act of 1934 arising out of the municipalities’ purchase of fund-linked notes acquired from the now-defunct securities firm, Terra Securities, which in turn acquired those notes from Citigroup and certain of its subsidiaries. Plaintiffs seek approximately $120 million in compensatory damages, plus punitive damages. Plaintiffs allege that, among other things, the municipalities invested in the notes after receiving purportedly false and materially misleading marketing materials that were allegedly prepared by defendants. On March 28, 2013, the United States District Court for the Southern District of New York granted defendants’ motion for summary judgment dismissing all remaining claims asserted by seven Norwegian municipalities. Plaintiffs filed a notice of appeal from this ruling to the United States Court of Appeals for the Second Circuit.

Item 1A. Risk Factors.

There have been no material changes to the risk factors set forth under Part I, Item 1A. “Risk Factors” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012, other than as set forth below.

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

An advisor that trades at a higher level of leverage will establish a greater number of positions than it would establish for an account of similar size traded at the advisor’s standard leverage. Accordingly, a greater amount of the Partnership’s assets will be committed to margin in such situations than if the advisor traded its program at standard leverage. Trading at a higher level of leverage may increase the volatility of the Partnership’s account.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The Partnership no longer offers Redeemable Units for sale.

The following chart sets forth the purchases of Redeemable Units by the Partnership.

Period	(a) Total Number of Units Purchased*	(b) Average Price Paid per Unit**	(c) Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Units that May Yet Be Purchased Under the Plans or Programs
January 1, 2013 — January 31, 2013	96.9410	$1,562.30	N/A	N/A
February 1, 2013 — February 28, 2013	96.6100	$1,546.89	N/A	N/A
March 1, 2013 — March 31, 2013	301.1660	$1,575.24	N/A	N/A
	494.7170	$1,567.17

*	Generally, limited partners are permitted to redeem their Redeemable Units as of the end of each month on three business days’ notice to the General Partner. Under certain circumstances, the General Partner can compel redemption although, to date, the General Partner has not exercised this right. Purchases of Redeemable Units by the Partnership reflected in the chart above were made in the ordinary course of the Partnership’s business in connection with effecting redemptions for limited partners.

**	Redemptions of Redeemable Units are effected as of the last day of each month at the net asset value per Redeemable Unit as of that day. No fee will be charged for redemptions.

Item 3. Defaults Upon Senior Securities — None

Item 4. Mine Safety Disclosures — Not Applicable

Item 5. Other Information — None

Item 6. Exhibits

3.1		Limited Partnership Agreement (filed as Exhibit 3.1 to the Registration Statement on Form S-1 filed on February 9, 1994 and incorporated herein by reference).

3.2	(a)	Certificate of Limited Partnership of the Partnership as filed in the office of the Secretary of State of the State of New York on October 13, 1993 (filed as Exhibit 3.2 to the Registration Statement on Form S-1 filed on February 9, 1994 and incorporated herein by reference).

	(b)	Certificate of Amendment of the Certificate of Limited Partnership of the Partnership as filed in the office of the Secretary of State of the State of New York, dated October 1, 1999 (filed as Exhibit 3.2(b) to the Form 10-Q filed on November 16, 2009 and incorporated herein by reference).

	(c)	Certificate of Amendment of the Certificate of Limited Partnership of the Partnership as filed in the office of the Secretary of State of the State of New York, dated May 21, 2003 (filed as Exhibit 3.2(c) to the Form 10-Q filed on November 16, 2009 and incorporated herein by reference).

	(d)	Certificate of Amendment of the Certificate of Limited Partnership of the Partnership as filed in the office of the Secretary of State of the State of New York, dated September 21, 2005 (filed as Exhibit 3.2(d) to the Form 10-Q filed on November 16, 2009 and incorporated herein by reference).

	(e)	Certificate of Amendment of the Certificate of Limited Partnership of the Partnership as filed in the office of the Secretary of State of the State of New York, dated September 19, 2008 (filed as Exhibit 3.2(e) to the Form 10-Q filed on November 16, 2009 and incorporated herein by reference).

	(f)	Certificate of Amendment of the Certificate of Limited Partnership of the Partnership as filed in the office of the Secretary of State of the State of New York, dated September 28, 2009 (filed as Exhibit 3.2(f) to the Form 8-K/A filed on April 14, 2010 and incorporated herein by reference).

	(g)	Certificate of Amendment of the Certificate of Limited Partnership of the Partnership as filed in the office of the Secretary of State of the State of New York, dated April 12, 2010 (filed as Exhibit 3.2(g) to the Form 8-K/A filed on April 14, 2010 and incorporated herein by reference).

	(h)	Certificate of Amendment of the Certificate of Limited Partnership of the Partnership as filed in the office of the Secretary of State of the State of New York, dated July 2, 2010 (filed as exhibit 3.1 to the Form 8-K filed on July 2, 2010 and incorporated herein by reference).

	(i)	Certificate of Amendment of the Certificate of Limited Partnership of the Partnership as filed in the office of the Secretary of State of the State of New York, dated September 2, 2011 (filed as exhibit 3.1 to the Form 8-K filed on September 9, 2011 and incorporated herein by reference).

10.1		Customer Agreement between the Partnership and Smith Barney Shearson Inc. (filed as Exhibit 10.1 to the Registration Statement on Form S-1 filed on February 9, 1994 and incorporated herein by reference).

10.2		Escrow Instructions relating to escrow of subscription funds (filed as Exhibit 10.3 to the Registration Statement on Form S-1 filed on February 9, 1994 and incorporated herein by reference).

10.3	(a)	Management Agreement among the Partnership, the General Partner and Willowbridge (filed as an exhibit to the Form 10-K filed on March 29, 2000 and incorporated herein by reference).

	(b)	Letter extending Management Agreement with Willowbridge from June 30, 2012 to June 30, 2013 (filed as Exhibit 10.3(b) to the Form 10-K filed on March 27, 2013 and incorporated herein by reference).

	(c)	Amendment to the Management Agreement dated January 1, 2013, by and among the Partnership, Ceres Managed Futures LLC and Willowbridge Associates Inc. (filed as an exhibit to the Current Report on Form 8-K filed on January 7, 2013 and incorporated herein by reference).

10.4	(a)	Management Agreement among the Partnership, the General Partner and Winton (filed as an exhibit to the Form 10-K filed on March 27, 2002 and incorporated herein by reference).

	(b)	Letter extending Management Agreement with Winton from June 30, 2012 to June 30, 2013 (filed as Exhibit 10.4(b) to the Form 10-K filed on March 27, 2013 and incorporated herein by reference).

	(c)	Amendment to the Management Agreement dated January 1, 2012, by and among the Partnership, the General Partner and Winton Capital Management Limited (filed as Exhibit 10.1 to the Form 10-K on January 6, 2011 and incorporated herein by reference).

10.5	(a)	Management Agreement among the Partnership, the General Partner and Graham (filed as an exhibit to the Form 10-K filed on March 27, 2002 and incorporated herein by reference).

	(b)	Letter extending Management Agreement with Graham from June 30, 2012 to June 30, 2013 (filed as Exhibit 10.5(b) to the Form 10-K filed on March 27, 2013 and incorporated herein by reference).

10.6	(a)	Management Agreement among the Partnership, the General Partner and Eckhardt (filed as an Exhibit 10 to the Form 10-Q filed on August 14, 2008 and incorporated herein by reference).

	(b)	Letter extending Management Agreement with Eckhardt from June 30, 2012 to June 30, 2013 (filed as Exhibit 10.6(b) to the Form 10-K filed on March 27, 2013 and incorporated herein by reference).

10.7	(a)	Management Agreement among the Partnership, the General Partner and SandRidge (filed as Exhibit 10.1 to the Form 8-K filed on June 2, 2009 and incorporated herein by reference).

	(b)	Letter extending Management Agreement with SandRidge from June 30, 2012 to June 30, 2013 (filed as Exhibit 10.7(b) to the Form 10-K filed on March 27, 2013 and incorporated herein by reference).

10.8		Joinder Agreement among the Partnership, the General Partner, CGM and Morgan Stanley Smith Barney LLC (filed as Exhibit 10 to the Form 10-Q filed on August 14, 2009 and incorporated herein by reference).

31.1		Rule 13a-14(a)/15d-14(a) Certification (Certification of President and Director). (filed herewith)

31.2		Rule 13a-14(a)/15d-14(a) Certification (Certification of Chief Financial Officer and Director). (filed herewith)

32.1		Section 1350 Certification (Certification of President and Director). (filed herewith)

32.2		Section 1350 Certification (Certification of Chief Financial Officer and Director). (filed herewith)

101.INS		XBRL Instance Document.

101.SCH		XBRL Taxonomy Extension Schema Document.

101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB		XBRL Taxonomy Extension Label Linkbase Document.

101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF		XBRL Taxonomy Extension Definition Document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIVERSIFIED MULTI-ADVISOR FUTURES FUND L.P.

By:	Ceres Managed Futures LLC
(General Partner)

By:	/s/ Walter Davis
Walter Davis
President and Director

Date: May 15, 2013

By:	/s/ Damian George
Damian George
Chief Financial Officer and Director
(Principal Accounting Officer)

Date: May 15, 2013