Form 10-Q
period 2013-09-30
DIVERSIFIED MULTI-ADVISOR FUTURES FUND L.P.
filed 2013-11-14
CIK 911503

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

Yes          No X

As of October 31, 2013, 11.441.4643 Limited Partnership Redeemable Units were outstanding.

DIVERSIFIED MULTI-ADVISOR FUTURES FUND L.P.

FORM 10-Q

PART I

Item 1. Financial Statements

Diversified Multi-Advisor Futures Fund L.P.

Statements of Financial Condition

	(Unaudited) September 30, 2013	December 31, 2012

Assets:
Investment in Funds, at fair value	$17,676,947	$19,962,825
Cash	139,111	141,112
Total assets	$17,816,058	$20,103,937

Liabilities and Partners’ Capital:
Liabilities:
Accrued expenses:
Brokerage fees	$81,657	$92,143
Management fees	25,161	31,045
Other	94,361	73,083
Redemptions payable	74,283	717,098

Total liabilities	275,462	913,369

Partners’ Capital
General Partner, 144.6508 unit equivalents outstanding at September 30, 2013 and December 31, 2012, respectively	216,858	221,311
Limited Partners, 11,555.4653 and 12,398.4813 Redeemable Units outstanding at September 30, 2013 and December 31, 2012, respectively	17,323,738	18,969,257

Total partners’ capital	17,540,596	19,190,568

Total liabilities and partners’ capital	$17,816,058	$20,103,937

Net asset value per unit	$1,499.18	$1,529.97

See accompanying notes to financial statements.

Diversified Multi-Advisor Futures Fund L.P.

Schedule of Investments

September 30, 2013

(Unaudited)

	Fair Value	% of Partners’ Capital
Investment in Funds
CMF Winton Master L.P.	$3,821,761	21.79%
CMF Willowbridge Master Fund L.P.	6,379,545	36.37
CMF Graham Capital Master Fund L.P.	2,807,617	16.01
CMF Eckhardt Master Fund L.P.	4,668,024	26.61

Total investment in Funds, at fair value	$17,676,947	100.78%

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

Diversified Multi-Advisor Futures Fund L.P.

Statements of Income and Expenses and Changes in Partners’ Capital

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Investment Income:
Interest Income	$664	$2,736	$3,904	$7,041

Expenses:
Brokerage fees including clearing fees	262,386	321,049	833,485	990,552
Management fees	75,441	104,296	240,446	316,801
Incentive fees	0	0	0	8,075
Other	49,945	24,285	136,320	122,585

Total expenses	387,772	449,630	1,210,251	1,438,013

Net Investment income (loss)	(387,108)	(446,894)	(1,206,347)	(1,430,972)

Trading Results:
Net gains (losses) on trading of commodity interests and investment in Funds:
Net realized gains (losses) on investment in Funds	(9,133)	631,929	790,315	1,526,385
Change in net unrealized gains (losses) on investment in Funds	(50,376)	273,973	77,300	(365,656)

Total trading results from investment in Funds	(59,509)	905,902	867,615	1,160,729

Net income (loss)	(446,617)	459,008	(338,732)	(270,243)
Redemptions - Limited Partners	(283,779)	(388,299)	(1,311,240)	(1,721,814)

Net increase (decrease) in Partners’ Capital	(730,396)	70,709	(1,649,972)	(1,992,057)
Partners’ Capital, beginning of period	18,270,992	21,462,344	19,190,568	23,525,110

Partners’ Capital, end of period	$17,540,596	$21,533,053	$17,540,596	$21,533,053

Net asset Value per Unit (11,700.1161 and 13,292.7641 units outstanding at September 30, 2013 and 2012, respectively)	$1,499.18	$1,619.91	$1,499.18	$1,619.91

Net income (loss) per unit*	$(37.50)	$33.19	$(30.79)	$(19.74)

Weighted average units outstanding	11,810.6388	13,440.0361	12,083.9512	13,805.8594

*	Based on change in net asset value per unit.

See accompanying notes to financial statements.

Diversified Multi-Advisor Futures Fund L.P.

Notes to Financial Statements

September 30, 2013

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

As of September 30, 2013, all trading decisions are made for the Partnership by Willowbridge Associates, Inc. (“Willowbridge”), Winton Capital Management Limited (“Winton”), Graham Capital Management, L.P. (“Graham”) and Eckhardt Trading Company (“Eckhardt”) (each an “Advisor” and collectively, the “Advisors”), each of which is a registered commodity trading advisor. Each Advisor is allocated a portion of the Partnership’s assets to manage. The Partnership invests the portion of its assets allocated to each of the Advisors indirectly through investments in the Funds.

The General Partner and each limited partner share in the profits and losses of the Partnership in proportion to the amount of Partnership interest owned by each, except that no limited partner is liable for obligations of the Partnership in excess of its capital contribution and profits, if any, net of distributions and losses, if any.

The accompanying financial statements and accompanying notes are unaudited but, in the opinion of the General Partner, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the Partnership’s financial condition at September 30, 2013 and December 31, 2012, and the results of its operations and changes in partners’ capital for the three and nine months ended September 30, 2013 and 2012. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. You should read these financial statements together with the financial statements and notes included in the Partnership’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) for the year ended December 31, 2012.

The preparation of financial statements and accompanying notes in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires the General Partner to make estimates and assumptions that affect the reported amounts of assets and liabilities, income and expenses, and related disclosures of contingent assets and liabilities in the financial statements and accompanying notes. As a result, actual results could differ from these estimates.

Diversified Multi-Advisor Futures Fund L.P.

Notes to Financial Statements

September 30, 2013

(Unaudited)

Due to the nature of commodity trading, the results of operations for the interim periods presented should not be considered indicative of the results that may be expected for the entire year.

2. Financial Highlights:

Changes in the net asset value per unit for the three and nine months ended September 30, 2013 and 2012 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net realized and unrealized gains (losses)*	$(26.94)	$42.56	$0.11	$12.11
Interest income	0.06	0.20	0.33	0.51
Expenses**	(10.62)	(9.57)	(31.23)	(32.36)

Increase (decrease) for the period	(37.50)	33.19	(30.79)	(19.74)
Net asset value per unit, beginning of period	1,536.68	1,586.72	1,529.97	1,639.65

Net asset value per unit, end of period	$1,499.18	$1,619.91	$1,499.18	$1,619.91

*	Includes Partnership brokerage fees and clearing fees allocated from the Master.
**	Excludes Partnership brokerage fees and clearing fees allocated from the Master.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Ratios to average net assets:***
Net investment income (loss)	(8.7)%	(8.1)%	(8.7)%	(8.4)%
Incentive fees	—%	—%	—%	—	%****

Net investment income (loss) before incentive fees****	(8.7)%	(8.1)%	(8.7)%	(8.4)%

Operating expenses	8.7%	8.1%	8.7%	8.5%
Incentive fees	—%	—%	—%	—	%****

Total expenses	8.7%	8.1%	8.7%	8.5%

Total return:
Total return before incentive fees	(2.4)%	2.1%	(2.0)%	(1.2)%
Incentive fees	—%	—%	—%	—	%****

Total return after incentive fees	(2.4)%	2.1%	(2.0)%	(1.2)%

***	Annualized (other than incentive fees).
****	Interest income less total expenses.
*****	Due to rounding.

The above ratios may vary for individual investors based on the timing of capital transactions during the period. Additionally, these ratios are calculated for the limited partner class using the limited partners’ share of income, expenses and average net assets.

Diversified Multi-Advisor Futures Fund L.P.

Notes to Financial Statements

September 30, 2013

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

During the second quarter of 2013, CMF Graham Capital Master Fund L.P. (“Graham Master”) and CMF Winton Master L.P. (“Winton Master”) entered into a foreign exchange brokerage account agreement with Morgan Stanley & Co. LLC (“MS&Co”), a registered futures commission merchant. During the second quarter of 2013, Graham Master also entered into a futures brokerage account agreement with MS&Co. Graham Master and Winton Master commenced foreign exchange trading through accounts at MS&Co on or about May 1, 2013, and Graham Master commenced futures trading through an account at MS&Co on or about June 17, 2013. During the third quarter of 2013, Winton Master and CMF Willowbridge Master Fund L.P. (“Willowbridge Master”) entered into a futures brokerage account agreement with MS&Co. Winton Master and Willowbridge Master commenced futures trading through accounts at MS&Co on or about July 22, 2013 and July 29, 2013, respectively. Effective September 4, 2013, the Partnership entered into a futures brokerage account agreement with MS&Co and began transferring the brokerage account of the Partnership from CGM to MS&Co. The Partnership, through its investment in the Funds, will pay MS&Co trading fees for the clearing and, where applicable, execution of transactions. See Part II, Item 5 for additional information.

The customer agreements between the Partnership and Citigroup Global Markets (“CGM”), the Partnership and MS&Co., the Funds and CGM and the Funds and MS&Co give the Partnership and the Funds the legal right to net unrealized gains and losses on open futures and open forward contracts. The Funds net, for financial reporting purposes, the unrealized gains and losses on open futures and on open forward contracts on the Funds’ Statements of Financial Condition as the criteria under Accounting Standards Codification (“ASC”) 210 - 20, “Balance Sheet,” have been met.

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

On October 1, 2012, the Financial Accounting Standards Board (the “FASB”) issued ASU 2012-04 “Technical Corrections and Improvements,” which makes minor technical corrections and clarifications to ASC 820, “Fair Value Measurements and Disclosures.” When the FASB issued Statement 157 (codified in ASC 820), it conformed the use of the term “fair value” in certain pre-Codification standards but not others. ASU 2012-04 conforms the term’s use throughout the ASC “to fully reflect the fair value measurement and disclosure requirements” of ASC 820. ASU 2012-04 also amends the requirements that must be met for an investment company to qualify for the exemption from presenting a statement of cash flows. Specifically, it eliminates the requirements that substantially all of an entity’s investments be carried at “market value” and that the investments be highly liquid. Instead, it requires substantially all of the entity’s investments to be carried at “fair value” and classified as Level 1 or Level 2 measurements under ASC 820. The amendments are effective for fiscal periods beginning after December 15, 2012. The adoption of this ASU did not have a material impact on the Partnership’s financial statements.

Diversified Multi-Advisor Futures Fund L.P.

Notes to Financial Statements

September 30, 2013

(Unaudited)

The Partnership and the Funds consider prices for exchange-traded commodity futures, forwards and options contracts to be based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1). The values of non-exchange-traded forwards, swaps and certain options contracts for which market quotations are not readily available are priced by broker-dealers who derive fair values for those assets and liabilities from observable inputs (Level 2). Investments in funds (other commodity pools) with no other rights or obligations inherent within the ownership interest held by the Partnership are priced based on the end of the day net asset value (Level 2). The value of the Partnership’s investments in the Funds reflects its proportional interest in the Funds. As of and for the periods ended September 30, 2013 and December 31, 2012, the Partnership and the Funds did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of the General Partner’s assumptions and internal valuation pricing models (Level 3). There were no transfers of assets and liabilities between Level 1 and Level 2 during the nine months ended September 30, 2013 and the year ended December 31, 2012.

	September 30, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Investment in Funds	$17,676,947	$—	$17,676,947	$—

Net fair value	$17,676,947	$—	$17,676,947	$—

	December 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Investment in Funds	$19,962,825	$—	$19,962,825	$—

Net fair value	$19,962,825	$—	$19,962,825	$—

5. Investment in Funds:

On November 1, 2004, the assets allocated to Winton for trading were invested in CMF Winton Master L.P. (“Winton Master”), a limited partnership organized under the partnership laws of the State of New York. The Partnership purchased 15,054.1946 units of Winton Master with cash equal to $14,251,586, and a contribution of open commodity futures and forward contracts with a fair value of $802,609. Winton Master was formed in order to permit accounts managed by Winton using its Diversified Program, a proprietary, systematic trading system, to invest together in one trading vehicle. The General Partner is also the general partner of Winton Master. Individual and pooled accounts currently managed by Winton, including the Partnership, are permitted to be limited partners of Winton Master. The General Partner and Winton believe that trading through this structure should promote efficiency and economy in the trading process. The General Partner and Winton agreed that Winton will trade the Partnership’s assets allocated to Winton at a level that is up to 1.5 times the assets allocated.

Diversified Multi-Advisor Futures Fund L.P.

Notes to Financial Statements

September 30, 2013

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

The General Partner of the Funds is not aware of any material changes to any of the trading programs discussed above during the fiscal quarter ended September 30, 2013.

Winton Master’s, Willowbridge Master’s, Graham Master’s and Eckhardt Master’s (collectively, the “Funds”), trading of futures, forwards, swaps and options contracts, if applicable, on commodities is done primarily on U.S. commodity exchanges and foreign commodity exchanges. References to “Funds” included in this report may also include, as relevant, reference to SandRidge Master. During the reporting period, the Funds engaged in such trading through commodity brokerage accounts maintained with CGM and/or MS&Co, as applicable.

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

Management and incentive fees are charged at the Partnership level. All trading, exchange, clearing, user, give-up, floor brokerage and National Futures Association fees (collectively, the “clearing fees”) are borne by the Funds. All other fees are charged at the Partnership level.

As of September 30, 2013, the Partnership owned approximately 0.6%, 6.6%, 4.8% and 26.4% of Winton Master, Willowbridge Master, Graham Master and Eckhardt Master, respectively. As of December 31, 2012, the Partnership owned approximately 0.7%, 9.9%, 4.9%, 31.6% and 0.3% of Winton Master, Willowbridge Master, Graham Master, Eckhardt Master and SandRidge Master, respectively. It is the Partnership’s intention to continue to invest in the Funds. The performance of the Partnership is directly affected by the performance of the Funds. Expenses to investors as a result of the investment in the Funds are approximately the same and redemption rights are not affected.

Diversified Multi-Advisor Futures Fund L.P.

Notes to Financial Statements

September 30, 2013

(Unaudited)

Summarized information reflecting the total assets, liabilities and capital for the Funds is shown in the following tables.

	September 30, 2013
	Total Assets	Total Liabilities	Total Capital
Winton Master	$694,125,926	$88,373	$694,037,553
Willowbridge Master	98,891,556	1,963,978	96,927,578
Graham Master	58,251,527	223,401	58,028,126
Eckhardt Master	17,727,140	45,618	17,681,522

Total	$868,996,149	$2,321,370	$866,674,779

	December 31, 2012
	Total Assets	Total Liabilities	Total Capital
Winton Master	$762,738,367	$2,827,854	$759,910,513
Willowbridge Master	39,742,467	485,385	39,257,082
Graham Master	85,313,676	377,625	84,936,051
Eckhardt Master	18,542,577	112,971	18,429,606
SandRidge Master	294,670,281	2,521,288	292,148,993

Total	$1,201,007,368	$6,325,123	$1,194,682,245

Summarized information reflecting the net investment income (loss), total trading results and net income (loss) for the Funds is shown in the following tables.

	For the three months ended September 30, 2013
	Net Investment Income (Loss)	Total Trading Results	Net Income (Loss)
Winton Master	$(190,181)	$(7,546,703)	$(7,736,884)
Willowbridge Master	(168,584)	(3,203,058)	(3,371,642)
Graham Master	(47,611)	2,254,670	2,207,059
Eckhardt Master	(38,644)	342,869	304,225

Total	$(445,020)	$(8,152,222)	$(8,597,242)

	For the nine months ended September 30, 2013
	Net Investment Income (Loss)	Total Trading Results	Net Income (Loss)
Winton Master	$(621,568)	$33,352,188	$32,730,620
Willowbridge Master	(409,377)	9,714,029	9,304,652
Graham Master	(188,406)	6,025,178	5,836,772
Eckhardt Master	(130,612)	(1,033,229)	(1,163,841)
SandRidge Master	(68,488)	129,650	61,162

Total	$(1,418,451)	$48,187,816	$46,769,365

Diversified Multi-Advisor Futures Fund L.P.

Notes to Financial Statements

September 30, 2013

(Unaudited)

	For the three months ended September 30, 2012
	Net Investment Income (Loss)	Total Trading Results	Net Income (Loss)
Winton Master	$(104,610)	$12,887,957	$12,783,347
Willowbridge Master	(25,369)	1,523,607	1,498,238
Graham Master	(76,849)	1,524,964	1,448,115
Eckhardt Master	(28,830)	1,967,793	1,938,963
SandRidge Master	(212,727)	(19,078,252)	(19,290,979)

Total	$(448,385)	$(1,173,931)	$(1,622,316)

	For the nine months ended September 30, 2012
	Net Investment Income (Loss)	Total Trading Results	Net Income (Loss)
Winton Master	$(403,260)	$(30,088,509)	$(30,491,769)
Willowbridge Master	(76,478)	2,997,608	2,921,130
Graham Master	(337,956)	566,270	228,314
Eckhardt Master	(118,720)	3,074,933	2,956,213
SandRidge Master	(592,387)	29,005,472	28,413,085

Total	$(1,528,801)	$5,555,774	$4,026,973

Summarized information reflecting the Partnership’s investment in, and the operations of the Funds is shown in the following tables.

	September 30, 2013		For the three months ended September 30, 2013
	% of Partnership’s Capital			Expenses		Net Income (Loss)
Investment		Fair Value	Income (Loss)	Brokerage Fees	Other		Investment Objective	Redemptions Permitted
Winton Master	21.79%	$3,821,761	$(46,891)	$1,122	$113	$(48,126)	Commodity Portfolio	Monthly
Willowbridge Master	36.37%	6,379,545	(211,675)	10,083	1,287	(223,045)	Commodity Portfolio	Monthly
Graham Master	16.01%	2,807,617	108,949	1,732	668	106,549	Commodity Portfolio	Monthly
Eckhardt Master	26.61%	4,668,024	90,772	4,691	5,523	80,558	Commodity Portfolio	Monthly

Total		$17,676,947	$(58,845)	$17,628	$7,591	$(84,064)

	September 30, 2013		For the nine months ended September 30, 2013
	% of Partnership’s Capital			Expenses		Net Income (Loss)
Investment		Fair Value	Income (Loss)	Brokerage Fees	Other		Investment Objective	Redemptions Permitted
Winton Master	21.79%	$3,821,761	$207,700	$4,066	$614	$203,020	Commodity Portfolio	Monthly
Willowbridge Master	36.37%	6,379,545	607,595	22,912	4,918	579,765	Commodity Portfolio	Monthly
Graham Master	16.01%	2,807,617	295,804	7,456	2,510	285,838	Commodity Portfolio	Monthly
Eckhardt Master	26.61%	4,668,024	(240,668)	19,476	15,788	(275,932)	Commodity Portfolio	Monthly
SandRidge Master			1,088	118	489	481	Energy Portfolio	Monthly

Total		$17,676,947	$871,519	$54,028	$24,319	$793,172

Diversified Multi-Advisor Futures Fund L.P.

Notes to Financial Statements

September 30, 2013

(Unaudited)

	December 31, 2012		For the three months ended September 30, 2012
	% of Partnership’s Capital			Expenses		Net Income (Loss)
Investment		Fair Value	Income (Loss)	Brokerage Fees	Other		Investment Objective	Redemptions Permitted
Winton Master	27.42%	$5,262,282	$105,908	$1,458	$125	$104,325	Commodity Portfolio	Monthly
Willowbridge Master	20.16%	3,869,402	147,334	1,001	2,058	144,275	Commodity Portfolio	Monthly
Graham Master	21.90%	4,202,468	52,968	3,120	1,112	48,736	Commodity Portfolio	Monthly
Eckhardt Master	30.38%	5,830,081	619,442	5,606	4,223	609,613	Commodity Portfolio	Monthly
SandRidge Master	4.16%	798,592	(17,014)	454	203	(17,671)	Energy Portfolio	Monthly

Total		$19,962,825	$908,638	$11,639	$7,721	$889,278

	December 31, 2012		For the nine months ended September 30, 2012				Investment Objective	Redemptions Permitted
	% of Partnership’s Capital	Fair Value	Income (Loss)	Expenses		Net Income (Loss)

Investment				Brokerage Fees	Other
Winton Master	27.42%	$5,262,282	$(213,073)	$4,883	$451	$(218,407)	Commodity Portfolio	Monthly
Willowbridge Master	20.16%	3,869,402	297,238	3,056	5,731	288,451	Commodity Portfolio	Monthly
Graham Master	21.90%	4,202,468	(376)	13,934	2,567	(16,877)	Commodity Portfolio	Monthly
Eckhardt Master	30.38%	5,830,081	986,501	24,165	15,736	946,600	Commodity Portfolio	Monthly
SandRidge Master	4.16%	798,592	97,480	973	466	96,041	Energy Portfolio	Monthly

Total		$19,962,825	$1,167,770	$47,011	$24,951	$1,095,808

Diversified Multi-Advisor Futures Fund L.P.

Notes to Financial Statements

September 30, 2013

(Unaudited)

6. Financial Instrument Risks:

In the normal course of business, the Partnership, through its investments in the Funds, is a party to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments. These financial instruments may include forwards, futures and options, whose values are based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash balances, to purchase or sell other financial instruments at specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange, a swap execution facility or over-the-counter (“OTC”). Exchange-traded instruments include futures and certain standardized forward, option and swap contracts. Certain swap contracts may also be traded on a swap execution facility or OTC. OTC contracts are negotiated between contracting parties and also include certain forward and option contracts. Specific market movements of commodities or futures contracts underlying an option cannot be predicted. The purchaser of an option may lose the entire premium paid for the option. The writer, or seller, of an option has unlimited risk. Each of these instruments is subject to various risks similar to those related to the underlying financial instruments including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange-traded instruments because of the greater risk of default by the counterparty to an OTC contract. The General Partner estimates at any given time approximately 14.1% to 24.7% of the Funds’ contracts are traded OTC.

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

Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. The Partnership’s/Funds’ risk of loss in the event of a counterparty default is typically limited to the amounts recognized in the Statements of Financial Condition and is not represented by the contract or notional amounts of the instruments. The Partnership’s/Funds’ risk of loss is reduced through the use of legally enforceable master netting agreements with counterparties that permit the Partnership/Funds to offset unrealized gains and losses and other assets and liabilities with such counterparties upon the occurrence of certain events. The Partnership/Funds had credit risk and concentration risk during the reporting period, as CGM/MS&Co. or their affiliates were the counterparties or brokers with respect to the Partnership’s/Funds’ assets. Credit risk with respect to exchange-traded instruments is reduced to the extent that, through CGM/MS&Co., the Partnership’s/Funds’ counterparty is an exchange or clearing organization. The Partnership/Funds continue to be subject to such risks.

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

September 30, 2013

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

The Partnership and the Funds consider prices for exchange-traded commodity futures, forwards and options contracts to be based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1). The values of non-exchange-traded forwards, swaps and certain options contracts for which market quotations are not readily available are priced by broker-dealers who derive fair values for those assets and liabilities from observable inputs (Level 2). Investments in funds (other commodity pools) with no other rights or obligations inherent within the ownership interest held by the Partnership are priced based on the end of the day net asset value (Level 2). The value of the Partnership’s investments in the Funds reflects its proportional interest in the Funds. As of and for the periods ended September 30, 2013 and December 31, 2012, the Partnership and the Funds did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of the General Partner’s assumptions and internal valuation pricing models (Level 3). There were no transfers of assets and liabilities between Level 1 and Level 2 during the nine months ended September 30, 2013 and the year ended December 31, 2012.

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

September 30, 2013

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

September 30, 2013

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

The Partnership files U.S. federal and various state and local tax returns. No income tax returns are currently under examination. The 2010 through 2012 tax years remain subject to examination by U.S. federal and most state tax authorities. The General Partner does not believe that there are any uncertain tax positions that require recognition of a tax liability.

Subsequent Events. The General Partner evaluates events that occur after the balance sheet date but before financial statements are issued. The General Partner has assessed the subsequent events through the date of issuance and determined that, other than that referenced in Note 3 to the financial statements, there were no subsequent events requiring adjustment of or disclosure in the financial statements.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Partnership does not engage in sales of goods or services. Its only assets are its investments in the Funds and cash. The Funds’ only assets are their equity in trading accounts, consisting of cash and cash margin, net unrealized appreciation on open futures contracts, net unrealized appreciation on forward contracts and commodity options purchased, if applicable and interest received. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership, through its investments in the Funds. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred during the third quarter of 2013.

The Partnership’s capital consists of the capital contributions of the partners, as increased or decreased by net gains or losses on trading and by expenses, interest income, redemptions of Redeemable Units and distributions of profits, if any.

For the nine months ended September 30, 2013, Partnership capital decreased 8.6% from $19,190,568 to $17,540,596. This decrease was attributable to a net loss of $338,732 coupled with redemptions of 843.0160 Redeemable Units totaling $1,311,240. Future redemptions could impact the amount of funds available for investment in the Funds in subsequent periods.

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

Results of Operations

During the Partnership’s third quarter of 2013, the net asset value per unit decreased 2.4% from $1,536.68 to $1,499.18 as compared to an increase of 2.1% in the third quarter of 2012. The Partnership experienced a net trading loss, through its investments in the Funds, before brokerage fees and related fees in the third quarter of 2013 of $59,509. Losses were primarily attributable to the trading by the Funds of commodity futures in currencies, energy, U.S. and non-U.S. interest rates and livestock and were partially offset by gains in grains, metals, softs and indices. The Partnership experienced a net trading gain, through its investments in the Funds, before brokerage fees and related fees in the third quarter of 2012 of $905,902. Gains were primarily attributable to the trading by the Funds of commodity futures in currencies, grains, U.S. and non-U.S. interest rates, metals and indices and were partially offset by losses in energy, livestock and softs.

The most significant losses were incurred within the currency sector during July from short positions in the Canadian dollar and Japanese yen against the U.S. dollar. Federal Open Market Committee Chairman Ben Bernanke’s dovish reassurances pushed back concerns regarding the tapering of quantitative easing programs, causing the U.S. dollar to decrease in value and Canadian dollar to strengthen. Meanwhile, the yen advanced after Japanese retail sales fell and Chinese industrial companies reported slowing profits, boosting demand for the relative “safety” of the Asian currency. In August, additional losses were recorded from long euro positions versus the U.S. dollar as speculation resurfaced that the U.S. Federal Reserve may taper its quantitative easing programs, which lowered the value of the euro versus the U.S. dollar. Within the metals sector, losses were recorded in July and August from short positions in precious and industrial metal futures as industrial metals prices increased due to improving macro-economic data in China, while uncertainty over the fate of monetary stimulus programs in the U.S. bolstered the precious metals “safe haven” appeal. Losses were recorded in the energy sector during September from long crude oil and gasoline futures as prices declined after tensions in the Middle East eased and on concern that a shutdown of the U.S. government may reduce demand by the world’s largest oil consumer. In the global interest rate sector, losses were primarily recorded in August from long European fixed income futures positions as prices declined in response to increasing yields in U.S. bonds and signs of an improving global economy. Losses were also experienced from long positions in Australian bonds and short-term rate futures following less-dovish Reserve Bank of Australia comments that accompanied an interest rate cut decision early in August. A portion of the Partnership’s losses was offset by gains achieved during July and September from long positions in U.S. and European equity index futures as prices advanced on news of positive employment figures in Europe and the U.S. Federal Reserve’s September decision not to curtail its monthly bond purchasing program. Within the agricultural complex, gains were experienced primarily in August from long soybean futures positions as prices increased amid hot weather in the U.S. and concern of lower crop yields.

During the Partnership’s nine months ended September 30, 2013, the net asset value per unit decreased 2.0% from $1,529.97 to $1,499.18 as compared to a decrease of 1.2% during the nine months ended September 30, 2012. The Partnership experienced a net trading gain, through its investments in the Funds, before brokerage fees and related fees for the nine months ended September 30, 2013 of $867,615. Gains were primarily attributable to the trading by the Funds of commodity futures in currencies, grains, metals, softs and indices and were partially offset by losses in energy, U.S. and non-U.S. interest rates and livestock. The Partnership experienced a net trading gain before brokerage fees and related fees for the nine months ended September 30, 2012 of $1,160,729. Gains were primarily attributable to the trading by the Funds of commodity futures in energy, grains, U.S. and non-U.S. interest rates and indices and were partially offset by losses in currencies, livestock, metals and softs.

The most significant losses were recorded within global interest rate sector during January, May, June and August from long positions in European and U.S. fixed income futures as prices declined amid positive economic data and speculation that central banks across Europe and the U.S. may curtail their asset purchase programs. Within the energy complex, losses were primarily in February, May, June and September. In February, lower prices due to sluggish global demand, a stronger U.S. dollar, and an increased production of crude oil in the United States resulted in losses for the Partnership’s long positions. As prices whipsawed during May and June, losses were experienced from short positions in gas oil and Brent crude oil as prices rose with concern that escalating Middle East tensions will disrupt supplies. In September, losses were incurred within the energy sector from long positions in crude oil futures as prices declined as tensions in the Middle East eased and on concern that a potential shutdown of the U.S. government may reduce demand by the world’s largest oil consumer. Within the currency sector, losses were primarily during June through August as the U.S. dollar whipsawed from uncertainly surrounding the tapering of the U.S. Federal Reserve’s quantitative easing programs. As a result, losses were recorded from positions in the Euro, Australian dollar, and Canadian dollar. A portion of the Partnership’s losses during the first nine months of the year was offset by gains achieved within the global stock index markets from long futures positions during the majority of the year. Global stock index futures prices have been pushed up by an aggressive Japanese stimulus package, a stabilizing euro-zone and continued growth in the Chinese and U.S. economies. Within the metals complex, gains were experienced in the second quarter from short positions in gold and silver futures as prices fell sharply on fears that Cyprus and other crisis-hit countries may be forced to sell their gold reserves and on speculation that the U.S. Federal Reserve may scale back its monetary stimulus program. Within the agricultural complex, short positions in sugar futures resulted in gains during May as prices moved lower on forecasts of large crop yields in Brazil and Thailand. Additional gains were recorded in May and August from long soybean positions as prices increased after concern that unfavorable weather may damage the soybean crop.

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

Interest income on 80% of Partnership’s allocable portion of the average daily equity maintained in cash in the Funds’ brokerage accounts was earned at a 30-day U.S. Treasury bill rate determined weekly by CGM or MS&Co, as applicable, based on the average non-competitive yield on 3-month U.S. Treasury bills maturing in 30 days. Interest income from investment in the Funds for the three and nine months ended September 30, 2013 decreased by $2,072 and $3,137, respectively, as compared to the corresponding periods in 2012. The decrease in interest income was primarily due to lower U.S. Treasury bill rates during the three and nine months ended September 30, 2013 as compared to the corresponding periods in 2012. Interest earned by the Partnership will increase the net asset value of the Partnership. The amount of interest income earned by the Partnership depends on the average daily equity in the Partnership’s and the Funds’ accounts and upon interest rates over which neither the Partnership/Funds nor CGM or MS&Co. has control.

Brokerage fees are calculated as a percentage of the Partnership’s adjusted net asset value as of the end of each month and are affected by trading performance and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. Brokerage fees and clearing fees for the three and nine months ended September 30, 2013 decreased by $58,663 and $157,067, respectively, as compared to the corresponding periods in 2012. The decrease in brokerage fees is due to lower average net assets during the three and nine months ended September 30, 2013, as compared to the corresponding periods in 2012.

Management fees are calculated as a percentage of the Partnership’s adjusted net asset value as of the end of the month and are affected by trading performance and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. Management fees for the three and nine months ended September 30, 2013 decreased $28,855 and $76,355, respectively, as compared to the corresponding periods in 2012. The decrease in management fees is due to lower average net assets during the three and nine months ended September 30, 2013, as compared to the corresponding periods in 2012, as well as a reduction in the management fee that Willowbridge receives from the Partnership effective January 1, 2013.

Incentive fees are based on the new trading profits generated by each Advisor at the end of the quarter as defined in the management agreements among the Partnership, the General Partner and each Advisor. There were no incentive fees earned for the three and nine months ended September 30, 2013. Trading performance for the three and nine months ended September 30, 2012 resulted in incentive fees of $0 and $8,075, respectively. To the extent an Advisor incurs a loss for the Partnership, the Advisor will not be paid an incentive fee until such Advisor recovers any net loss incurred by the Advisor and earns additional new trading profits for the Partnership.

In allocating the assets of the Partnership among the trading advisors, the General Partner considers each Advisor’s past performance, trading style, volatility of markets traded and fee requirements. The General Partner may modify or terminate the allocation of assets among the trading advisors and may allocate assets to additional advisors at any time.

As of September 30, 2013 and June 30, 2013, the Partnership’s assets were allocated among the trading Advisors in the following approximate percentages:

Advisor	September 30, 2013	September 30, 2013	June 30, 2013	June 30, 2013
Winton Capital Management Limited	$3,804,549	22%	$4,073,069	22%
Willowbridge Associates Inc.	$6,357,097	36%	$6,722,245	37%
Graham Capital Management L.P.	$2,807,909	16%	$2,753,732	15%
Eckhardt Trading Company	$4,571,041	26%	$4,721,946	26%

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

Exchange margin requirements have been used by the Funds as the measure of their Value at Risk. Margin requirements are set by exchanges to equal or exceed the maximum losses reasonably expected to be incurred in the fair value of any given contract in 95%-99% of any one-day interval. The margin levels are established by dealers and exchanges using historical price studies as well as an assessment of current market volatility, (including the implied volatility of the options on a given futures contract) and economic fundamentals to provide a probablistic estimate of the maximum expected near-term one-day price fluctuation.

Value at Risk tables represent a probabilistic assessment of the risk of loss in market risk sensitive instruments. The Advisors currently trade the Partnership’s assets indirectly in master fund managed accounts established in the names of the masters, over which they have been granted limited authority to make trading decisions. The first two trading Value at Risk tables reflect the market sensitive instruments held by the Partnership indirectly, through its investments in the Funds. The remaining trading Value at Risk tables reflect the market sensitive instruments held by each Fund separately. There have been no material changes in the trading Value at Risk information previously disclosed in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2012. The following tables indicate the trading Value at Risk associated with the Partnership’s open positions by market category as of September 30, 2013 and December 31, 2012. As of September 30, 2013, the Partnership’s total capitalization was $17,540,596.

September 30, 2013

Market Sector	Value at Risk	% of Total Capitalization
Currencies	587,178	3.35%
Energy	95,142	0.54%
Grains	88,660	0.51%
Indices	535,739	3.05%
Interest Rates U.S.	155,079	0.88%
Interest Rates Non-U.S.	148,237	0.85%
Livestock	1,926	0.01%
Metals	97,055	0.55%
Softs	43,360	0.25%

Total	$1,752,376	9.99%

As of December 31, 2012, the Partnership’s total capitalization was $19,190,568.

December 31, 2012

Market Sector	Value at Risk	% of Total Capitalization
Currencies	$813,586	4.24%
Energy	114,196	0.60%
Grains	76,426	0.40%
Indices	656,528	3.42%
Interest Rates U.S.	143,878	0.75%
Interest Rates Non-U.S.	291,277	1.52%
Livestock	2,952	0.01%
Metals	114	0.00%*
Softs	142,557	0.74%
	34,808	0.18%

Total	$2,276,322	11.86%

*	Due to rounding.

The following tables indicate the trading Value at Risk associated with the Partnership’s investments in the Funds by market category as of September 30, 2013 and December 31, 2012 and the highest, lowest and average value during the three months ended September 30, 2013 and during the twelve months ended December 31, 2012. All open position trading risk exposures of the Funds have been included in calculating the figures set forth below.

As of September 30, 2013, Winton Master’s total capitalization was $694,037,553, and the Partnership owned approximately 0.6% of Winton Master. As of September 30, 2013, Winton Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Winton for trading) was as follows:

September 30, 2013

			Three months ended September 30, 2013
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$37,438,195	5.39%	$53,282,510	$23,165,051	$44,555,072
Energy	1,866,350	0.27%	5,960,250	1,866,350	2,898,962
Grains	5,374,168	0.77%	5,374,168	132,268	4,597,247
Indices	34,673,650	5.00%	35,241,827	15,347,959	30,358,236
Interest Rates U.S.	3,366,158	0.48%	3,366,158	635,651	2,041,206
Interest Rates Non-U.S.	6,915,389	1.00%	7,472,569	3,303,641	6,222,832
Livestock	321,047	0.05%	411,203	306,526	340,899
Metals	7,121,767	1.03%	15,870,129	7,121,767	10,591,121
Softs	2,166,257	0.31%	2,320,543	1,671,593	2,176,254

Total	$99,242,981	14.30%

*	Average of month-end values at Risk.

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

As of September 30, 2013, Willowbridge Master’s total capitalization was $96,927,578. The Partnership owned approximately 6.6% of Willowbridge Master. As of September 30, 2013, Willowbridge Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Willowbridge for trading) was as follows:

September 30, 2013

			Three Months Ended September 30, 2013
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$872,850	0.90%	$4,401,508	$323,400	$1,540,038
Interest Rates U.S.	1,746,391	1.80%	3,564,310	232,320	1,638,460

Total	$2,619,241	2.70%

*	Average of month-end Values at Risk.

As of December 31, 2012, Willowbridge Master’s total capitalization was $39,257,082. The Partnership owned approximately 9.9% of Willowbridge Master, and there were no amounts at risk.

As of September 30, 2013, Graham Master’s total capitalization was $58,028,126. The Partnership owned approximately 4.8% of Graham Master. As of September 30, 2013, Graham Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Graham for trading) was as follows:

September 30, 2013

			Three months ended September 30, 2013
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$3,052,535	5.26%	$5,177,696	$2,692,964	$3,801,057
Energy	1,176,296	2.03%	1,447,490	398,490	1,229,839
Grains	710,115	1.22%	746,819	572,004	674,852
Indices	3,804,492	6.56%	3,867,614	1,786,311	3,501,816
Interest Rates U.S.	314,881	0.54%	500,125	219,252	393,014
Interest Rates Non-U.S.	764,522	1.32%	1,574,911	449,052	1,088,807
Metals	1,112,794	1.92%	1,979,210	756,560	1,193,904
Softs	441,646	0.76%	449,032	345,785	436,466

Total	$11,377,281	19.61%

*	Average of month-end Values at Risk.

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

As of September 30, 2013, Eckhardt Master’s total capitalization was $17,681,522. The Partnership owned approximately 26.4% of Eckhardt Master. As of September 30, 2013, Eckhardt Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Eckhardt for trading) was as follows:

September 30, 2013

			Three months ended September 30, 2013
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$609,303	3.44%	$628,962	$198,502	$388,188
Energy	105,700	0.60%	348,390	91,000	208,580
Grains	85,882	0.49%	119,000	39,342	79,507
Indices	558,006	3.16%	558,006	253,635	495,819
Interest Rates U.S.	17,330	0.10%	225,825	17,330	125,494
Interest Rates Non -U.S.	269,413	1.52%	542,186	139,390	274,089
Metals	3,500	0.02%	51,600	3,500	3,700
Softs	35,244	0.20%	67,026	34,031	47,284

Total	$1,684,378	9.53%

*	Average of month-end Values at Risk.

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

The General Partner’s President and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2013 and, based on that evaluation, the General Partner’s President and CFO have concluded that, at that date, the Partnership’s disclosure controls and procedures were effective.

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

There were no changes in the Partnership’s internal control over the financial reporting process during the fiscal quarter ended September 30, 2013 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

This section describes the major pending legal proceedings, other than ordinary routine litigation incidental to the business, to which MS&Co or its subsidiaries is a party or to which any of their property is subject. There are no material legal proceedings pending against the Partnership or the General Partner.

On June 1, 2011, Morgan Stanley & Co. Incorporated converted from a Delaware corporation to a Delaware limited liability company. As a result of that conversion, Morgan Stanley & Co. Incorporated is now named Morgan Stanley & Co. LLC (“MS&Co.”).

MS&Co. is a wholly-owned, indirect subsidiary of Morgan Stanley (“MS”), a Delaware holding company. MS files periodic reports with the Securities and Exchange Commission (“SEC”) as required by the Exchange Act, which include current descriptions of material litigation and material proceedings and investigations, if any, by governmental and/or regulatory agencies or self-regulatory organizations concerning MS and its subsidiaries, including MS&Co. As a consolidated subsidiary of MS, MS&Co. does not file its own periodic reports with the SEC that contain descriptions of material litigation, proceedings and investigations. As a result, we refer you to the “Legal Proceedings” section of MS’s SEC 10-K filings for 2012, 2011, 2010, 2009, and 2008.

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

MS&Co. is a Delaware corporation with its main business office located at 1585 Broadway, New York, New York 10036. Among other registrations and memberships, MS&Co. is registered as a futures commission merchant and is a member of the National Futures Association.

There have been no material administrative, civil or criminal actions within the past five years against MS&Co. or any of its individual principals and no such actions are currently pending, except as follows.

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

On June 5, 2012, MS&Co. consented to and became the subject of an Order Instituting Proceedings Pursuant to Sections 6(c) and 6(d) of the Commodity Exchange Act, as amended, Making Findings and Imposing Remedial Sanctions by the Commodity Futures Trading Commission (“CFTC”) to resolve allegations related to the failure of a salesperson to comply with exchange rules that prohibit off-exchange futures transactions unless there is an Exchange for Related Position (“EFRP”). Specifically, the CFTC found that from April 2008 through October 2009, MS&Co. violated Section 4c(a) of the Commodity Exchange Act and Commission Regulation 1.38 by executing, processing and reporting numerous off-exchange futures trades to the Chicago Mercantile Exchange (“CME”) and Chicago Board of Trade (“CBOT”) as EFRPs in violation of CME and CBOT rules because those trades lacked the corresponding and related cash, OTC swap, OTC option, or other OTC derivative position. In addition, the CFTC found that MS&Co. violated CFTC Regulation 166.3 by failing to supervise the handling of the trades at issue and failing to have adequate policies and procedures designed to detect and deter the violations of the Act and Regulations. Without admitting or denying the underlying allegations and without adjudication of any issue of law or fact, MS&Co. accepted and consented to entry of findings and the imposition of a cease and desist order, a fine of $5,000,000, and undertakings related to public statements, cooperation and payment of the fine. MS&Co. entered into corresponding and related settlements with the CME and CBOT in which the CME found that MS&Co. violated CME Rules 432.Q and 538 and fined MS&Co. $750,000 and CBOT found that MS&Co. violated CBOT Rules 432.Q and 538 and fined MS&Co. $1,000,000.

On March 15, 2010, the Federal Home Loan Bank of San Francisco filed two complaints against MS&Co. and other defendants in the Superior Court of the State of California. These actions are styled Federal Home Loan Bank of San Francisco v. Credit Suisse Securities (USA) LLC, et al., and Federal Home Loan Bank of San Francisco v. Deutsche Bank Securities Inc. et al., respectively. Amended complaints filed on June 10, 2010 allege that defendants made untrue statements and material omissions in connection with the sale to plaintiff of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The amount of certificates allegedly sold to plaintiff by MS&Co. in these cases was approximately $704 million and $276 million, respectively. The complaints raise claims under both the federal securities laws and California law and seek, among other things, to rescind the plaintiff’s purchase of such certificates. On July 29, 2011 and September 8, 2011, the court presiding over both actions sustained defendants’ demurrers with respect to claims brought under the Securities Act of 1933, as amended, and overruled defendants’ demurrers with respect to all other claims. At September 25, 2013, the current unpaid balance of the mortgage pass-through certificates at issue in these cases was approximately $326 million, and the certificates had incurred actual losses of approximately $4 million. Based on currently available information, MS&Co. believes it could incur a loss for this action up to the difference between the $326 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the MS&Co., plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On July 9, 2010 and February 11, 2011, Cambridge Place Investment Management Inc. filed two separate complaints against MS&Co. and other defendants in the Superior Court of the Commonwealth of Massachusetts, both styled Cambridge Place Investment Management Inc. v. Morgan Stanley & Co., Inc., et al. The complaints assert claims on behalf of certain clients of plaintiff’s affiliates and allege that defendants made untrue statements and material omissions in the sale of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly issued by MS&Co. or sold to plaintiff’s affiliates’ clients by MS&Co. in the two matters was approximately $263 million. Plaintiff filed amended complaints on October 14, 2011, which raise claims under the Massachusetts Uniform Securities Act and seek, among other things, to rescind the plaintiff’s purchase of such certificates. Defendants’ motions to dismiss the amended complaints, with respect to plaintiff’s standing to bring suit and for failure to state a claim upon which relief can be granted were denied in March and October 2012, respectively. At September 25, 2013, the current unpaid balance of the mortgage pass-through certificates at issue in these cases was approximately $105 million, and the certificates had incurred actual losses of approximately $109 million. Based on currently available information, MS&Co. believes it could incur a loss for these actions of up to the difference between the $105 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On July 15, 2010, China Development Industrial Bank (“CDIB”) filed a complaint against MS&Co., which is styled China Development Industrial Bank v. Morgan Stanley & Co. Incorporated et al., which is pending in the Supreme Court of the State of New York, New York County (“Supreme Court of NY, NY County”). The complaint relates to a $275 million credit default swap referencing the super senior portion of the STACK 2006-1 CDO. The complaint asserts claims for common law fraud, fraudulent inducement and fraudulent concealment and alleges that MS&Co. misrepresented the risks of the STACK 2006-1 CDO to CDIB, and that MS&Co. knew that the assets backing the CDO were of poor quality when it entered into the credit default swap with CDIB. The complaint seeks compensatory damages related to the approximately $228 million that CDIB alleges it has already lost under the credit default swap, rescission of CDIB’s obligation to pay an additional $12 million, punitive damages, equitable relief, fees and costs. On February 28, 2011, the court presiding over this action denied MS&Co.’s motion to dismiss the complaint and on March 21, 2011, MS&Co. appealed that order. On July 7, 2011, the appellate court affirmed the lower court’s decision denying the motion to dismiss. Based on currently available information, MS&Co. believes it could incur a loss of up to approximately $240 million plus pre- and post-judgment interest, fees and costs.

On October 15, 2010, the Federal Home Loan Bank of Chicago filed a complaint against MS&Co. and other defendants in the Circuit Court of the State of Illinois styled Federal Home Loan Bank of Chicago v. Bank of America Funding Corporation et al. The complaint alleges that defendants made untrue statements and material omissions in the sale to plaintiff of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sold to plaintiff by MS&Co. in this action was approximately $203 million. The complaint raises claims under Illinois law and seeks, among other things, to rescind the plaintiff’s purchase of such certificates. On March 24, 2011, the court granted plaintiff leave to file an amended complaint. The defendants’ motion to dismiss the amended complaint was denied on September 19, 2012. MS&Co. filed its answer on December 21, 2012. At September 25, 2013, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $98 million and certain certificates had incurred actual losses of approximately $1 million. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $98 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On July 18, 2011, the Western and Southern Life Insurance Company and certain affiliated companies filed a complaint against MS&Co. and other defendants in the Court of Common Pleas in Ohio, styled Western and Southern Life Insurance Company, et al. v. Morgan Stanley Mortgage Capital Inc., et al. An amended complaint was filed on April 2, 2012 and alleges that defendants made untrue statements and material omissions in the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The amount of the certificates allegedly sold to plaintiffs by MS&Co. was approximately $153 million. The amended complaint raises claims under the Ohio Securities Act, federal securities laws, and common law and seeks, among other things, to rescind the plaintiffs’ purchases of such certificates. On May 21, 2012, MS&Co. filed a motion to dismiss the amended complaint, which motion was denied on August 3, 2012. The court has set a trial date in May 2015. At September 25, 2013, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $119 million, and the certificates had incurred actual losses of approximately $1 million. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $119 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., plus post-judgment interest, fees and costs. MS&Co. may be entitled to an offset for interest received by the plaintiff prior to a judgment.

On September 2, 2011, the Federal Housing Finance Agency (“FHFA”), as conservator for Fannie Mae and Freddie Mac, filed 17 complaints against numerous financial services companies, including MS&Co. A complaint against MS&Co. and other defendants was filed in the Supreme Court of NY, styled Federal Housing Finance Agency, as Conservator v. Morgan Stanley et al. The complaint alleges that defendants made untrue statements and material omissions in connection with the sale to Fannie Mae and Freddie Mac of residential mortgage pass-through certificates with an original unpaid balance of approximately $11 billion. The complaint raises claims under federal and state securities laws and common law and seeks, among other things, rescission and compensatory and punitive damages. On September 26, 2011, defendants removed the action to the United States District Court for the Southern District of New York. On July 13, 2012, MS&Co. filed a motion to dismiss the complaint, which motion was denied in large part on November 19, 2012. Trial is currently scheduled to begin in January 2015. At September 25, 2013, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $2.8 billion, and the certificates had incurred actual losses of approximately $68 million. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $2.8 billion unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On April 25, 2012, Metropolitan Life Insurance Company and certain affiliates filed a complaint against MS&Co. and certain affiliates in the Supreme Court of NY styled Metropolitan Life Insurance Company, et al. v. Morgan Stanley, et al. An amended complaint was filed on June 29, 2012 and alleges that defendants made untrue statements and material omissions in the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. was approximately $758 million. The amended complaint raises common law claims of fraud, fraudulent inducement, and aiding and abetting fraud and seeks, among other things, rescission, compensatory and/or rescissionary damages, as well as punitive damages, associated with plaintiffs’ purchases of such certificates. On September 21, 2012, MS&Co. filed a motion to dismiss the amended complaint, which was granted in part and denied in part on July 16, 2013. Defendants filed a notice of appeal of that decision on August 16, 2013. Following that decision, the total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. was approximately $656 million. At September 25, 2013, the current unpaid balance of the mortgage pass-through certificates remaining at issue in this case was approximately $324 million, and the certificates incurred actual losses of approximately $35 million. Based on currently available information, MS&Co. believes it could incur a loss up to the difference between the $324 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On April 25, 2012, The Prudential Insurance Company of America and certain affiliates filed a complaint against MS&Co. and certain affiliates in the Superior Court of the State of New Jersey styled The Prudential Insurance Company of America, et al. v. Morgan Stanley, et al. The complaint alleges that defendants made untrue statements and material omissions in connection with the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. is approximately $1 billion. The complaint raises claims under the New Jersey Uniform Securities Law, as well as common law claims of negligent misrepresentation, fraud and tortious interference with contract and seeks, among other things, compensatory damages, punitive damages, rescission and rescissionary damages associated with plaintiffs’ purchases of such certificates. On October 16, 2012, plaintiffs filed an amended complaint which, among other things, increases the total amount of the certificates at issue by approximately $80 million, adds causes of action for fraudulent inducement, equitable fraud, aiding and abetting fraud, and violations of the New Jersey RICO statute, and includes a claim for treble damages. On March 15, 2013, defendants’ motion to dismiss was denied. At September 25, 2013, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $663 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $663 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Company, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

Additional lawsuits containing claims similar to those described above may be filed in the future. In the course of its business, MS&Co., as a major futures commission merchant and broker-dealer, is party to various civil actions, claims and routine regulatory investigations and proceedings that the General Partner believes do not have a material effect on the business of MS&Co. MS&Co. may establish reserves from time to time in connections with such actions.

Item 1A. Risk Factors.

There have been no material changes to the risk factors set forth under Part I, Item 1A. “Risk Factors” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012 and under Part II, Item 1A. “Risk Factors” in the Partnership’s Quarterly Report on Form 10-Q for the quarters ended March 31, 2013 and June 30, 2013.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The Partnership no longer offers Redeemable Units for sale.

The following chart sets forth the purchases of Redeemable Units by the Partnership.

Period	(a) Total Number of Units Purchased*	(b) Average Price Paid per Unit**	(c) Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Units that May Yet Be Purchased Under the Plans or Programs
July 1, 2013 — July 31, 2013	97.5290	$1,504.47	N/A	N/A
August 1, 2013 — August 31, 2013	42.6960	$1,470.10	N/A	N/A
September 1, 2013 — September 30, 2013	49.5490	$1,499.18	N/A	N/A
Total	189.7740	$1,495.36

*	Generally, limited partners are permitted to redeem their Redeemable Units as of the end of each month on three business days’ notice to the General Partner. Under certain circumstances, the General Partner can compel redemption although, to date, the General Partner has not exercised this right. Purchases of Redeemable Units by the Partnership reflected in the chart above were made in the ordinary course of the Partnership’s business in connection with effecting redemptions for limited partners.

**	Redemptions of Redeemable Units are effected as of the last day of each month at the net asset value per Redeemable Unit as of that day. No fee will be charged for redemptions.

Item 3. Defaults Upon Senior Securities — None

Item 4. Mine Safety Disclosures — Not Applicable

Item 5. Other Information

Eckhardt Master entered in a futures account agreement with MS&Co and commenced trading through an account at MS&Co on October 4, 2013.

Effective October 1, 2013, the Partnership ceased paying a brokerage fee to CGM. Also effective October 1, 2013, the Partnership entered into a selling agreement with Morgan Stanley Smith Barney LLC (d/b/a Morgan Stanley Wealth Management). Pursuant to the selling agreement, Morgan Stanley Wealth Management will receive a selling agent fee equal to 11/24 of 1% (5.5% per year) of the Partnership’s month-end net assets. The selling agent fee received by Morgan Stanley Wealth Management will be shared with the properly registered/licensed financial advisers of Morgan Stanley Wealth Management who sold redeemable units in the Partnership.

Item 6. Exhibits

3.1		Limited Partnership Agreement (filed as Exhibit 3.1 to the Registration Statement on Form S-1 filed on February 9, 1994 and incorporated herein by reference).

3.2	(a)	Certificate of Limited Partnership of the Partnership as filed in the office of the Secretary of State of the State of New York on October 13, 1993 (filed as Exhibit 3.2 to the Registration Statement on Form S-1 filed on February 9, 1994 and incorporated herein by reference).

	(b)	Certificate of Amendment of the Certificate of Limited Partnership of the Partnership as filed in the office of the Secretary of State of the State of New York, dated October 1, 1999 (filed as Exhibit 3.2(b) to the Form 10-Q filed on November 16, 2009 and incorporated herein by reference).

	(c)	Certificate of Amendment of the Certificate of Limited Partnership of the Partnership as filed in the office of the Secretary of State of the State of New York, dated May 21, 2003 (filed as Exhibit 3.2(c) to the Form 10-Q filed on November 16, 2009 and incorporated herein by reference).

	(d)	Certificate of Amendment of the Certificate of Limited Partnership of the Partnership as filed in the office of the Secretary of State of the State of New York, dated September 21, 2005 (filed as Exhibit 3.2(d) to the Form 10-Q filed on November 16, 2009 and incorporated herein by reference).

	(e)	Certificate of Amendment of the Certificate of Limited Partnership of the Partnership as filed in the office of the Secretary of State of the State of New York, dated September 19, 2008 (filed as Exhibit 3.2(e) to the Form 10-Q filed on November 16, 2009 and incorporated herein by reference).

	(f)	Certificate of Amendment of the Certificate of Limited Partnership of the Partnership as filed in the office of the Secretary of State of the State of New York, dated September 28, 2009 (filed as Exhibit 3.2(f) to the Form 8-K/A filed on April 14, 2010 and incorporated herein by reference).

	(g)	Certificate of Amendment of the Certificate of Limited Partnership of the Partnership as filed in the office of the Secretary of State of the State of New York, dated April 12, 2010 (filed as Exhibit 3.2(g) to the Form 8-K/A filed on April 14, 2010 and incorporated herein by reference).

	(h)	Certificate of Amendment of the Certificate of Limited Partnership of the Partnership as filed in the office of the Secretary of State of the State of New York, dated July 2, 2010 (filed as exhibit 3.1 to the Form 8-K filed on July 2, 2010 and incorporated herein by reference).

	(i)	Certificate of Amendment of the Certificate of Limited Partnership of the Partnership as filed in the office of the Secretary of State of the State of New York, dated September 2, 2011 (filed as exhibit 3.1 to the Form 8-K filed on September 9, 2011 and incorporated herein by reference).

	(j)	Certificate of Amendment to the Certificate of Limited Partnership dated August 7, 2013 (filed as Exhibit 3.2(j) to the form 10-Q filed on August 14, 2013 and incorporated herein by reference).

10.1	(a)	Customer Agreement between the Partnership and Smith Barney Shearson Inc. (filed as Exhibit 10.1 to the Registration Statement on Form S-1 filed on February 9, 1994 and incorporated herein by reference).

	(b)	Commodity Futures Customer Agreement between the Partnership and MS & Co., effective September 4, 2013 (filed herewith).

10.2		Escrow Instructions relating to escrow of subscription funds (filed as Exhibit 10.3 to the Registration Statement on Form S-1 filed on February 9, 1994 and incorporated herein by reference).

10.3	(a)	Management Agreement among the Partnership, the General Partner and Willowbridge (filed as an exhibit to the Form 10-K filed on March 29, 2000 and incorporated herein by reference).

	(b)	Letter extending Management Agreement with Willowbridge from June 30, 2012 to June 30, 2013 (filed as Exhibit 10.3(b) to the Form 10-K filed on March 27, 2013 and incorporated herein by reference).

	(c)	Amendment to the Management Agreement dated January 1, 2013, by and among the Partnership, Ceres Managed Futures LLC and Willowbridge Associates Inc. (filed as an exhibit to the Current Report on Form 8-K filed on January 7, 2013 and incorporated herein by reference).

10.4	(a)	Management Agreement among the Partnership, the General Partner and Winton (filed as an exhibit to the Form 10-K filed on March 27, 2002 and incorporated herein by reference).

	(b)	Letter extending Management Agreement with Winton from June 30, 2012 to June 30, 2013 (filed as Exhibit 10.4(b) to the Form 10-K filed on March 27, 2013 and incorporated herein by reference).

	(c)	Amendment to the Management Agreement dated January 1, 2012, by and among the Partnership, the General Partner and Winton Capital Management Limited (filed as Exhibit 10.1 to the Form 10-K on January 6, 2011 and incorporated herein by reference).

10.5	(a)	Management Agreement among the Partnership, the General Partner and Graham (filed as an exhibit to the Form 10-K filed on March 27, 2002 and incorporated herein by reference).

	(b)	Letter extending Management Agreement with Graham from June 30, 2012 to June 30, 2013 (filed as Exhibit 10.5(b) to the Form 10-K filed on March 27, 2013 and incorporated herein by reference).

10.6	(a)	Management Agreement among the Partnership, the General Partner and Eckhardt (filed as an Exhibit 10 to the Form 10-Q filed on August 14, 2008 and incorporated herein by reference).

	(b)	Letter extending Management Agreement with Eckhardt from June 30, 2012 to June 30, 2013 (filed as Exhibit 10.6(b) to the Form 10-K filed on March 27, 2013 and incorporated herein by reference).

10.7	(a)	Management Agreement among the Partnership, the General Partner and SandRidge (filed as Exhibit 10.1 to the Form 8-K filed on June 2, 2009 and incorporated herein by reference).

	(b)	Letter extending Management Agreement with SandRidge from June 30, 2012 to June 30, 2013 (filed as Exhibit 10.7(b) to the Form 10-K filed on March 27, 2013 and incorporated herein by reference).

10.8		Alternative Investment Selling Agreement between the Partnership, the General Partner and Morgan Stanley Wealth Management, effective October 1, 2013 (filed herewith).

31.1		Rule 13a-14(a)/15d-14(a) Certification (Certification of President and Director). (filed herewith)

31.2		Rule 13a-14(a)/15d-14(a) Certification (Certification of Chief Financial Officer). (filed herewith)

32.1		Section 1350 Certification (Certification of President and Director). (filed herewith)

32.2		Section 1350 Certification (Certification of Chief Financial Officer). (filed herewith)

101.INS		XBRL Instance Document.

101.SCH		XBRL Taxonomy Extension Schema Document.

101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB		XBRL Taxonomy Extension Label Linkbase Document.

101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF		XBRL Taxonomy Extension Definition Document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIVERSIFIED MULTI-ADVISOR FUTURES FUND L.P.

By:	Ceres Managed Futures LLC
(General Partner)

By:	/s/ Alper Daglioglu
Alper Daglioglu
President and Director

Date: November 14, 2013

By:	/s/ Alice Lonero
Alice Lonero
Chief Financial Officer
(Principal Accounting Officer)

Date: November 14, 2013